Form 10-Q
period 2021-06-30
Power & Digital Infrastructure Acquisition Corp.
filed 2021-08-23
CIK 1839341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, 34,500,000 Class A common shares, par value $0.0001 per share, and 8,625,000 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$2,044,131	$-
Prepaid expenses	539,157	-
Total current assets	2,583,288	-
Investments held in Trust Account	345,022,808	-
Deferred offering costs	-	15,000
Total Assets	$347,606,096	$15,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$538,015	$-
Accrued expenses	1,499,732	400
Franchise tax payable	98,532	-
Total current liabilities	2,136,279	400
Derivative warrant liabilities	20,699,420	-
Deferred underwriting commissions	12,075,000	-
Total liabilities	34,910,699	400

Commitments and Contingencies

Class A common stock, $0.0001 par value; 30,769,539 shares subject to possible redemption at $10.00 per share	307,695,390	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 3,730,461 and -0- shares issued and outstanding (excluding 30,769,539 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	373	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	5,602,376	24,137
Accumulated deficit	(603,605)	(10,400)
Total stockholders’ equity	5,000,007	14,600
Total Liabilities and Stockholders’ Equity	$347,606,096	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,348,397	$1,690,383
General and administrative expenses - related party	60,000	100,000
Franchise tax expenses	49,315	98,132
Loss from operations	(1,457,712)	(1,888,515)
Change in fair value of derivative warrant liabilities	(3,832,750)	2,328,080
Offering costs associated with derivative warrant liabilities	(278,137)	(1,055,577)
Income from investments held in Trust Account	12,521	22,807
Net loss	$(5,556,078)	$(593,205)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	31,291,533	31,098,199

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	11,833,467	10,976,383

Basic and diluted net loss per share, non-redeemable common stock	$(0.47)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(10,400)	$14,600
Sale of shares in initial public offering, less allocation to derivative warrant liabilities, gross	34,500,000	3,450	-	-	331,369,051	-	331,372,501
Offering costs	-	-	-	-	(18,376,636)	-	(18,376,636)
Common stock subject to possible redemption	(31,297,333)	(3,130)	-	-	(312,970,200)	-	(312,973,330)
Net income	-	-	-	-	-	4,962,873	4,962,873
Balance - March 31, 2021	3,202,667	$320	8,625,000	$863	$46,352	$4,952,473	$5,000,008
Offering costs	-	-	-	-	278,137	-	278,137
Common stock subject to possible redemption	527,794	53	-	-	5,277,887	-	5,277,940
Net loss	-	-	-	-	-	(5,556,078)	(5,556,078)
Balance - June 30, 2021	3,730,461	$373	8,625,000	$863	$5,602,376	$(603,605)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(593,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,328,080)
Offering costs associated with derivative warrant liabilities	1,055,577
Income from investments held in Trust Account	(22,808)
General and administrative expenses paid by related party under promissory note	144
Changes in operating assets and liabilities:
Prepaid expenses	(539,157)
Accrued expenses	993,182
Accounts payable	538,015
Franchise tax payable	98,132
Net cash used in operating activities	(798,200)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,400,000
Repayment of note payable to related party	(90,035)
Offering costs paid	(6,467,634)
Net cash provided by financing activities	347,842,331

Net change in cash	2,044,131

Cash - beginning of the period	-
Cash - end of the period	$2,044,131

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$506,550
Offering costs paid by related party under promissory note	$89,891
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Initial value of Class A common stock subject to possible redemption	$307,196,340
Change in value of Class A common shares subject to possible redemption	$499,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is XPDI Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 9, 2021. On February 12, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the exercise of the underwriters’ option to purchase 4,500,000 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, which generated gross proceeds of $345.0 million, and incurring offering costs of approximately $19.2 million, of which approximately $12.1 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,266,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, to the Sponsor and to certain qualified institutional buyers or institutional accredited investors, including certain funds and accounts managed by subsidiaries of BlackRock, Inc. (the “Anchor Investors”), generating proceeds of $9.4 million (Note 4).

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the outstanding shares are voted by the stockholders at a stockholders’ meeting to approve the Business Combination, unless applicable law, the Company’s corporate governing documents or applicable stock exchange rules require a different vote, in which case the Company will complete its Business Combination only if such requisite vote is received. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001 upon the consummation of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The initial stockholders and Anchor Investors agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders and Anchor Investors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2021, the Company had approximately $2.1 million in its operating bank account and working capital of approximately $0.5 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $90,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 15, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 12, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820 approximates the carrying amounts represented in the condensed balance sheets.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 Public Warrants and the 6,266,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 30,769,539 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statements of operations includes a presentation of income per common share for common shares subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on investments held in the Trust Account attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares (as defined below) and non-redeemable shares of Class A common stock, which have been classified as non-redeemable as of June 30, 2021, to maintain permanent equity of at least $5,000,001. These shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on investments held in the Trust Account based on non-redeemable shares’ proportionate interest.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$11,167	$20,342
Less: Company’s portion available to be withdrawn to pay taxes	(11,167)	(20,342)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	31,291,533	31,098,199
Basic and diluted net income per share	$-	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(5,556,078)	$(593,205)
Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net loss	$(5,556,078)	$(593,205)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,833,467	10,976,383
Basic and diluted net loss per share, Non-redeemable common stock	$(0.47)	$(0.05)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2021, the Sponsor agreed to sell to the Anchor Investors 1,552,500 Founder Shares and the Anchor Investors agreed to purchase from the Sponsor on the date of the initial business combination an aggregate of 1,552,500 Founder Shares for an aggregate purchase price of approximately $4,500, or approximately $0.003 per share. The Company estimated the aggregate fair value of the Sponsor's agreement to sell Founder Shares to the Anchor Investors to be approximately $7.0 million using a Monte Carlo simulation. The fair value of the agreement to sell Founder Shares was determined to be an offering cost of the Company in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the agreement to sell Founder Shares amounted to approximately $7.0 million, of which approximately $6.8 million was charged to stockholder's equity and approximately $278,000 was expensed to the unaudited condensed statements of operations as offering costs associated with derivative warrant liabilities.

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

Related Party Loans

On December 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of February 12, 2021, the Company borrowed a total of approximately $90,000 under the Note. On February 15, 2021, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the three and six months ended June 30, 2021 the Company incurred $60,000 and $100,000 of such fees, respectively, which are recognized in general and administrative expenses – related party, in the accompanying unaudited condensed statements of operations. As of June 30, 2021, the Company had $100,000 payable in connection with such agreement, included as accrued expenses in the accompanying unaudited condensed balance sheets.

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

Note 5 — Commitments and Contingencies

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,730,461 shares of Class A common stock issued and outstanding, excluding 30,769,539 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 8,625,000 Public Warrants and the 6,266,667 Private Placement Warrants outstanding.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$345,022,808	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$11,988,750	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$8,710,670

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market.

The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model.

For the three and six months ended June 30, 2021, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.8 million and $2.3 million, respectively, which is presented in the accompanying unaudited condensed statements of operations.

The initial estimated fair value of the Public Warrants, using a Monte Carlo simulation, and the Private Placement Warrants, Black-Scholes model, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical and implied volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity commensurate with the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 12, 2021	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.87	$9.83
Volatility	20.0%	21.45
Term	5.0	5.0
Risk-free rate	0.50%	0.87%

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at February 12, 2021 (inception)	$-
Issuance of Public and Private Warrants	23,027,500
Change in fair value of derivative warrant liabilities	(6,160,830)
Derivative warrant liabilities at March 31, 2021	$16,866,670 ?
Transfer of Public Warrants to Level 1	(9,660,000)
Change in fair value of derivative warrant liabilities	1,504,000
Derivative warrant liabilities at June 30, 2021	$8,710,670

Note 9 — Subsequent Events

On July 20, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with XPDI Merger Sub Inc. (“First Merger Sub”) and XPDI Merger Sub 2, LLC (“Second Merger Sub”), both wholly owned subsidiaries of the Company (together with First Merger Sub and Second Merger Sub, the “Merger Subs” and, together with the Company, the “XPDI Parties”), and Core Scientific Holding Co., a Delaware corporation (“Core Scientific”). The Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of the Company and Core Scientific.

Pursuant to the Agreement, and subject to the terms and conditions set forth therein, the Company will acquire Core Scientific through a series of transactions, including (x) the merger of First Merger Sub with and into Core Scientific (the “First Merger”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of the Company, and (y) the merger of Core Scientific with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company. As a result of the Mergers, among other things, each outstanding share of common stock, $0.00001 per share, of Core Scientific (“Core Scientific Common Stock”) will be cancelled in exchange for the right to receive a number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) in an amount that is approximately equal to the quotient obtained by dividing (a) an amount equal to (x) $4.0 billion, divided by (y) the number of shares of Core Scientific Common Stock on a fully-diluted basis, by (b) $10.00.

The Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Core Scientific, (ii) by either the Company or Core Scientific in certain other circumstances set forth in the Agreement, including (a) if the Company’s stockholder approval of the Business Combination is not obtained, (b) if any final and nonappealable governmental order will have been issued or otherwise entered into making consummation of the Business Combination illegal or otherwise preventing or prohibiting consummation of the Business Combination, (c) in the event of certain uncured breaches by the other party and (d) if the Closing has not occurred on or before March 21, 2022, (iii) by the Company, if Core Scientific has not delivered written consents of certain Core Scientific stockholders approving the Business Combination as required by the Agreement and (iv) by Core Scientific, if the Company’s board of directors changes its recommendation to stockholders relating to the approval of the Business Combination.

Simultaneous with its entry into the Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, the Sponsor, the other holders of the Company’s Class B common stock, (such holders, together with the Sponsor, the “Class B Holders”), and Core Scientific, whereby, among other things, (a) the Class B Holders agreed to vote their shares of Class A Common Stock and Class B Common Stock in favor of approving the Agreement and the Business Combination, (b) the Class B Holders agreed to waive any adjustment to the conversion ratio set forth in the Company’s organizational documents or any other anti-dilution or similar protection with respect to the shares of Class B Common Stock and (c) the Class B Holders agreed to be bound by certain transfer restrictions with respect to their shares of Class A Common Stock and Class B Common Stock prior to the Closing.

Additionally, pursuant to the terms of the Sponsor Agreement, 20% of the shares of Class B Common Stock held by the Class B Holders (the “SPAC Vesting Shares”) will be unvested as of the time immediately prior to the Closing and will vest (and shall not be subject to forfeiture) upon the date on which the volume-weighted average price of the Class A Common Stock is greater than $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within five years of the Closing (the “Vesting Period”). Any SPAC Vesting Shares that have not vested by the end of the Vesting Period will be deemed to be transferred by the forfeiting holder to the Company without any consideration and shall be cancelled by the Company and cease to exist.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Simultaneous with its entry into the Agreement, the Company has entered into a Company Support Agreement (the “Support Agreement”), by and among the Company, Core Scientific and certain stockholders of Core Scientific (the “Core Scientific Stockholders”). Under the Support Agreement, the Core Scientific Stockholders have agreed to vote or cause to be voted or to execute and deliver a written consent with respect to the Core Scientific equity securities held by the Core Scientific Stockholders adopting the Agreement and approving the Business Combination. The Core Scientific equity securities that are owned by the Core Scientific Stockholders and subject to the Support Agreement represent more than a majority of the outstanding voting power of Core Scientific shares (on a fully-diluted, as-converted basis).

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements are available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Core Scientific Business Combination

On July 20, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with XPDI Merger Sub Inc. (“First Merger Sub”) and XPDI Merger Sub 2, LLC (“Second Merger Sub”), both wholly owned subsidiaries of the Company (together with First Merger Sub and Second Merger Sub, the “Merger Subs” and, together with the Company, the “XPDI Parties”), and Core Scientific Holding Co., a Delaware corporation (“Core Scientific”). The Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of the Company and Core Scientific.

Pursuant to the Agreement, and subject to the terms and conditions set forth therein, the Company will acquire Core Scientific through a series of transactions, including (x) the merger of First Merger Sub with and into Core Scientific (the “First Merger”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of the Company, and (y) the merger of Core Scientific with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company. As a result of the Mergers, among other things, each outstanding share of common stock, $0.00001 per share, of Core Scientific (“Core Scientific Common Stock”) will be cancelled in exchange for the right to receive a number of shares of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”) in an amount that is approximately equal to the quotient obtained by dividing (a) an amount equal to (x) $4.0 billion, divided by (y) the number of shares of Core Scientific Common Stock on a fully-diluted basis, by (b) $10.00.

The Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Core Scientific, (ii) by either the Company or Core Scientific in certain other circumstances set forth in the Agreement, including (a) if the Company’s stockholder approval of the Business Combination is not obtained, (b) if any final and nonappealable governmental order will have been issued or otherwise entered into making consummation of the Business Combination illegal or otherwise preventing or prohibiting consummation of the Business Combination, (c) in the event of certain uncured breaches by the other party and (d) if the Closing has not occurred on or before March 21, 2022, (iii) by the Company, if Core Scientific has not delivered written consents of certain Core Scientific stockholders approving the Business Combination as required by the Agreement and (iv) by Core Scientific, if the Company’s board of directors changes its recommendation to stockholders relating to the approval of the Business Combination.

Simultaneous with its entry into the Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, the Sponsor, the other holders of the Company’s Class B common stock, (such holders, together with the Sponsor, the “Class B Holders”), and Core Scientific, whereby, among other things, (a) the Class B Holders agreed to vote their shares of Class A Common Stock and Class B Common Stock in favor of approving the Agreement and the Business Combination, (b) the Class B Holders agreed to waive any adjustment to the conversion ratio set forth in the Company’s organizational documents or any other anti-dilution or similar protection with respect to the shares of Class B Common Stock and (c) the Class B Holders agreed to be bound by certain transfer restrictions with respect to their shares of Class A Common Stock and Class B Common Stock prior to the Closing.

Additionally, pursuant to the terms of the Sponsor Agreement, 20% of the shares of Class B Common Stock held by the Class B Holders (the “SPAC Vesting Shares”) will be unvested as of the time immediately prior to at the Closing and will vest (and shall not be subject to forfeiture) upon the date on which the volume-weighted average price of the Class A Common Stock is greater than $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within five years of the Closing (the “Vesting Period”). Any SPAC Vesting Shares that have not vested by the end of the Vesting Period will be deemed to be transferred by the forfeiting holder to the Company without any consideration and shall be cancelled by the Company and cease to exist.

Simultaneous with its entry into the Agreement, the Company has entered into a Company Support Agreement (the “Support Agreement”), by and among the Company, Core Scientific and certain stockholders of Core Scientific (the “Core Scientific Stockholders”). Under the Support Agreement, the Core Scientific Stockholders have agreed to vote or cause to be voted or to execute and deliver a written consent with respect to the Core Scientific equity securities held by the Core Scientific Stockholders adopting the Agreement and approving the Business Combination. The Core Scientific equity securities that are owned by the Core Scientific Stockholders and subject to the Support Agreement represent more than a majority of the outstanding voting power of Core Scientific shares (on a fully-diluted, as-converted basis).

Liquidity and Going Concern

As of June 30, 2021, we had approximately $2.1 million in its operating bank account, and working capital of approximately $0.5 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined below), the loan under a promissory note with our Sponsor of approximately $90,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on February 15, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loan. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, February 12, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $5.6 million, which consisted of approximately $3.8 million of a non-operating loss from changes in fair value of derivative warrant liabilities and operating losses of approximately $1.5 million, comprised of approximately $1.4 million of general and administrative expenses, approximately $49,000 of franchise tax expenses, partially offset by approximately $13,000 of income from investments held in Trust Account, and a non-operating expense of approximately $278,000 related to offering costs for derivative warrant liabilities.

For the six months ended June 30, 2021, we had a net loss of approximately $593,000, which consisted of approximately $2.3 million of a non-operating gain from changes in fair value of derivative warrant liabilities and approximately $23,000 of income from investments held in Trust Account, partially offset by approximately $1.8 million of general and administrative expenses, approximately $98,000 of franchise tax expenses and a non-operating expense of approximately $1.1 million related to offering costs for derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

Commencing on the effective date of the registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. We incurred approximately $60,000 and $100,000 in general and administrative expenses – related party in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively, related to such services.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in the Initial Public Offering (“Public Warrants”) and the 6,266,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Private Placement Warrants is based on the listed price in an active market for such warrants.

Class A common shares subject to possible redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 30,769,539 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

The Company’s unaudited condensed statements of operations includes a presentation of income per common share for common shares subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors disclosed in our final prospectus filed with the SEC on February 11, 2021, and the Company’s Registration Statement on Form S-4 relating to the Company’s business combination with Core Scientific, initially filed with the SEC on August 11, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document .
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 20, 2021	POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

	By:	/s/ Patrick C. Eilers
	Name:	Patrick C. Eilers
	Title:	Chief Executive Officer