Form 10-Q
period 2021-09-30
Power & Digital Infrastructure Acquisition Corp.
filed 2021-11-15
CIK 1839341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 34,500,000 Class A common shares, par value $0.0001 per share, and 8,625,000 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,598,506	$-
Prepaid expenses	446,855	-
Total current assets	2,045,361	-
Investments held in Trust Account	345,027,247	-
Deferred offering costs	-	15,000
Total Assets	$347,072,608	$15,000

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$721,484	$-
Accrued expenses	3,225,538	400
Franchise tax payable	148,395	-
Total current liabilities	4,095,417	400
Derivative warrant liabilities	36,931,330	-
Deferred underwriting commissions	12,075,000	-
Total liabilities	53,101,747	400

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.00 per share	345,000,000	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(51,030,002)	(10,400)
Total stockholders' equity (deficit)	(51,029,139)	14,600
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$347,072,608	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$2,387,202	$4,077,585
General and administrative expenses - related party	60,000	160,000
Franchise tax expenses	49,863	147,995
Loss from operations	(2,497,065)	(4,385,580)
Change in fair value of derivative warrant liabilities	(16,231,910)	(13,903,830)
Offering costs associated with derivative warrant liabilities	-	(1,055,577)
Income from investments held in Trust Account	4,440	27,247
Net loss	$(18,724,535)	$(19,317,740)

Weighted average shares outstanding of Class A common stock, basic and diluted	34,500,000	29,192,308

Basic and diluted net loss per share, Class A common stock	$(0.43)	$(0.51)

Weighted average shares outstanding of Class B common stock, basic and diluted	8,625,000	8,451,923

Basic and diluted net loss per share, Class B common stock	$(0.43)	$(0.51)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock				Additional		Total Stockholders'
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(10,400)	$14,600
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(24,137)	(31,701,862)	(31,725,999)
Net income	-	-	-	-	-	4,962,873	4,962,873
Balance - March 31, 2021 (restated)	-	$-	8,625,000	$863	$-	$(26,749,389)	$(26,748,526)
Net loss	-	-	-	-	-	(5,556,078)	(5,556,078)
Balance - June 30, 2021 (restated)	-	$-	8,625,000	$863	$-	$(32,305,467)	$(32,304,604)
Net loss	-	-	-	-	-	(18,724,535)	(18,724,535)
Balance - September 30, 2021	-	$-	8,625,000	$863	$-	$(51,030,002)	$(51,029,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(19,317,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	13,903,830
Offering costs associated with derivative warrant liabilities	1,055,577
Income from investments held in Trust Account	(27,247)
General and administrative expenses paid by related party under promissory note	144
Changes in operating assets and liabilities:
Prepaid expenses	(446,855)
Accrued expenses	2,718,988
Accounts payable	721,484
Franchise tax payable	147,995
Net cash used in operating activities	(1,243,824)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	9,400,000
Repayment of note payable to related party	(90,035)
Offering costs paid	(6,467,635)
Net cash provided by financing activities	347,842,330

Net change in cash	1,598,506

Cash - beginning of the period	-
Cash - end of the period	$1,598,506

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$506,550
Offering costs paid by related party under promissory note	$89,891
Deferred underwriting commissions in connection with the initial public	$12,075,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 20, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”), with XPDI Merger Sub Inc., a wholly owned subsidiary of the Company (“First Merger Sub”), XPDI Merger Sub 2, LLC, a wholly owned subsidiary of the Company (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs” and, together with the Company, the “XPDI Parties”), and Core Scientific Holding Co. (“Core Scientific”). The Agreement and the transactions contemplated thereby (collectively, the “Proposed Business Combination”) were unanimously approved by the boards of directors of each of XPDI and Core Scientific.

Pursuant to the Agreement, the Company will acquire Core Scientific through a series of transactions, including (x) the merger of First Merger Sub with and into Core Scientific (the “First Merger”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of the Company, and (y) the merger of Core Scientific with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company. As a result of the Mergers, among other things, each outstanding share of common stock of Core Scientific (“Core Scientific Common Stock”) will be cancelled in exchange for the right to receive a number of shares of Class A common stock of the Company in an amount that is approximately equal to the quotient obtained by dividing (a) an amount equal to (x) $4.0 billion, divided by (y) the number of shares of Core Scientific Common Stock on a fully-diluted basis, by (b) $10.00.

Simultaneous with its entry into the Agreement, the Company also entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, the Sponsor, the other holders of the Company’s Class B common stock, (and, such holders, together with the Sponsor, the “Class B Holders”), and Core Scientific, whereby, among other things, (a) the Class B Holders agreed to vote their shares of Class A Common Stock and Class B Common Stock in favor of approving the Agreement and the Proposed Business Combination, (b) the Class B Holders agreed to waive any adjustment to the conversion ratio set forth in the Company’s organizational documents or any other anti-dilution or similar protection with respect to the shares of Class B Common Stock and (c) the Class B Holders agreed to be bound by certain transfer restrictions with respect to their shares of Class A Common Stock and Class B Common Stock prior to the Closing.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, pursuant to the terms of the Sponsor Agreement, 20% of the shares of Class B Common Stock held by the Class B Holders (the “SPAC Vesting Shares”) will be unvested at the Closing and will vest (and shall not be subject to forfeiture) upon the date on which the volume-weighted average price of the Class A Common Stock is greater than $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within five years of the Closing (the “Vesting Period”). Any SPAC Vesting Shares that have not vested by the end of the Vesting Period will be deemed to be transferred by the forfeiting holder to the Company without any consideration and shall be cancelled by the Company and cease to exist.

Simultaneous with its entry into the Agreement, the Company entered into a Company Support Agreement (the “Support Agreement”), by and among the Company, Core Scientific and certain stockholders of Core Scientific (the “Core Scientific Stockholders”). Under the Support Agreement, the Core Scientific Stockholders have agreed to vote or cause to be voted or to execute and deliver a written consent with respect to the Core Scientific equity securities held by the Core Scientific Stockholders adopting the Agreement and approving the Proposed Business Combination. The Core Scientific equity securities that are owned by the Core Scientific Stockholders and subject to the Support Agreement represent more than a majority of the outstanding voting power of Core Scientific shares (on a fully-diluted, as-converted basis).

Going Concern

As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital deficit of approximately $1.9 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $90,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 15, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance date of these condensed consolidated financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 19, 2021 and February 11, 2021, respectively.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 19, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

Impact of the Restatement

The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.8 million in additional paid-in capital and an increase of approximately $32.0 million to accumulated deficit, as well as a reclassification of 3,780,366 shares of Class A common stock from permanent equity to temporary equity.

As of February 12, 2021	As Reported, As Restated	Adjustment	As Restated
Total assets	$348,644,865		$348,644,865
Total liabilities	$36,448,520		$36,448,520
Class A common stock subject to possible redemption	307,196,340	37,803,660	345,000,000
Preferred stock	-	-	-
Class A common stock	378	(378)	-
Class B common stock	863	-	863
Additional paid-in capital	5,809,812	(5,809,812)	-
Retained earnings (accumulated deficit)	(811,048)	(31,993,470)	(32,804,518)
Total stockholders’ equity (deficit)	$5,000,005	$(37,803,660)	$(32,803,655)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$348,644,865	$-	$348,644,865

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$347,742,624		$347,742,624
Total liabilities	$29,769,286		$29,769,286
Class A common stock subject to possible redemption	312,973,330	32,026,670	345,000,000
Preferred stock	-	-	-
Class A common stock	320	(320)	-
Class B common stock	863	-	863
Additional paid-in capital	46,352	(46,352)	-
Retained earnings (accumulated deficit)	4,952,473	(31,979,998)	(27,027,525)
Total stockholders’ equity (deficit)	$5,000,008	$(32,026,670)	$(27,026,662)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$347,742,624	$-	$347,742,624

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow used in Operating Activities	$(798,200)	$-	$(798,200)
Cash Flows used in Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows provided by Financing Activities	$347,842,331	$-	$347,842,331
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$506,550	$-	$506,550
Offering costs paid by related party under promissory note	$89,891	$-	$89,891
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A common stock subject to possible redemption	$307,196,340	$(307,196,340)	$-
Change in value of Class A common stock subject to possible redemption	$499,050	$(499,050)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$347,606,096		$347,606,096
Total liabilities	$34,910,699		$34,910,699
Class A common stock subject to possible redemption	307,695,390	37,304,610	345,000,000
Preferred stock	-	-	-
Class A common stock	373	(373)	-
Class B common stock	863	-	863
Additional paid-in capital	5,602,376	(5,602,376)	-
Retained earnings (accumulated deficit)	(603,605)	(31,701,861)	(32,305,466)
Total stockholders’ equity (deficit)	$5,000,007	$(37,304,610)	$(32,304,603)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$347,606,096	$-	$347,606,096

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow used in Operating Activities	$(730,082)	$-	$(730,082)
Cash Flows used in Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows provided by Financing Activities	$347,784,164	$-	$347,784,164
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$448,383	$-	$448,383
Offering costs paid by related party under promissory note	$89,891	$-	$89,891
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A common stock subject to possible redemption	$307,196,340	$(307,196,340)	$-
Change in value of Class A common stock subject to possible redemption	$5,776,990	$(5,776,990)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A common stock (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net income	$4,962,873	$-	$4,962,873
Weighted average shares outstanding	30,731,669	3,768,331	34,500,000
Basic and diluted earnings per share	$-	$0.12	$0.12
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(5,556,078)	$-	$(5,556,078)
Weighted average shares outstanding	31,291,533	3,208,467	34,500,000
Basic and diluted earnings per share	$-	$(0.13)	$(0.13)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(593,205)	$-	$(593,205)
Weighted average shares outstanding	31,098,199	3,401,801	34,500,000
Basic and diluted earnings per share	$-	$(0.01)	$(0.01)

	EPS for Class B common stock (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net income	$4,962,873	$-	$4,962,873
Weighted average shares outstanding	10,109,776	(2,009,776)	8,100,000
Basic and diluted earnings per share	$0.49	$(0.37)	$0.12
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(5,556,078)	$-	$(5,556,078)
Weighted average shares outstanding	11,833,467	(3,208,467)	8,625,000
Basic and diluted earnings per share	$(0.47)	$0.34	$(0.13)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(593,205)	$-	$(593,205)
Weighted average shares outstanding	10,976,383	(2,612,433)	8,363,950
Basic and diluted earnings per share	$(0.05)	$0.04	$(0.01)

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

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

The Company accounts for its warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged to the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per common shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,891,667 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(14,979,628)	$(3,744,907)	$(14,980,500)	$(4,337,240)

Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	29,192,308	8,451,923
Basic and diluted net loss per common stock	$(0.43)	$(0.43)	$(0.51)	$(0.51)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2021, the Sponsor agreed to sell to the Anchor Investors 1,552,500 Founder Shares and the Anchor Investors agreed to purchase from the Sponsor on the date of the initial business combination an aggregate of 1,552,500 Founder Shares for an aggregate purchase price of approximately $4,500, or approximately $0.003 per share. The Company estimated the aggregate fair value of the Sponsor's agreement to sell Founder Shares to the Anchor Investors to be approximately $7.0 million using a Monte Carlo simulation. The fair value of the agreement to sell Founder Shares was determined to be an offering cost of the Company in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the agreement to sell Founder Shares amounted to approximately $7.0 million, of which approximately $6.8 million was charged to stockholder's equity and approximately $278,000 was expensed to the unaudited condensed consolidated statements of operations as offering costs associated with derivative warrant liabilities.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the three and nine months ended September 30, 2021 the Company incurred $60,000 and $160,000 of such fees, respectively, which are recognized in general and administrative expenses - related party, in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, the Company had $160,000 payable in connection with such agreement, included as accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

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

Advisory Services Agreements

In September and October of 2021, the Company entered into advisory services agreements with four financial advisors, pursuant to which payments of up to $2.05  million in the aggregate will become due and payable upon the closing of the merger.

Note 5 - Commitments and Contingencies

Advisory Agreement

In September 2021, the Company entered into advisory services agreements with two financial advisors, pursuant to which payments of $1.15 million in the aggregate will become due and payable upon the closing of the merger.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are therefore classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(13,627,500)
Offering costs allocated to Class A common stock subject to possible redemption	(18,098,499)
Plus:
Accretion on Class A common stock subject to possible redemption amount	31,725,999
Class A common stock subject to possible redemption	$345,000,000

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 31, 2020, the Company issued 7,187,500 shares of Class B common stock to the Sponsor for an aggregate price of $25,000. On February 9, 2021, the Company effected a share capitalization of 1,437,500 shares of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. Up to an aggregate of 1,125,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 12, 2021, the underwriter fully exercised its option to purchase additional; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture.

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

Note 8 - Derivative Warrant Liabilities

As of September 30, 2021, the Company had 8,625,000 Public Warrants and the 6,266,667 Private Placement Warrants outstanding.

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described herein under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-dilution Adjustments”); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described herein under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-dilution Adjustments”), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other Unobservable
	Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$345,027,247	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$21,390,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$15,541,330

POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $16.2 million and $13.9 million, respectively, which is presented in the accompanying unaudited condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 12, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.87	$10.11
Volatility	20.0%	31.3%
Term	5.0	5.0
Risk-free rate	0.50%	0.98%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	23,027,500
Change in fair value of derivative warrant liabilities	(6,160,830)
Derivative warrant liabilities at March 31, 2021	$16,866,670
Transfer of Public Warrants to Level 1	(9,660,000)
Change in fair value of derivative warrant liabilities	1,504,000
Derivative warrant liabilities at June 30, 2021	$8,710,670
Change in fair value of derivative warrant liabilities	6,830,660
Derivative warrant liabilities at September 30, 2021	$15,541,330

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed consolidated financial statements are available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Power & Digital Infrastructure Acquisition Corp.,” “Power & Digital,” “our,” “us” or “we” refer to Power & Digital Infrastructure Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On July 20, 2021, we entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”), with XPDI Merger Sub Inc., a wholly owned subsidiary of the Company (“First Merger Sub”), XPDI Merger Sub 2, LLC, a wholly owned subsidiary of the Company (“Second Merger Sub” and, together with First Merger Sub, the “Merger Subs” and, together with the Company, the “XPDI Parties”), and Core Scientific Holding Co. (“Core Scientific”). The Agreement and the transactions contemplated thereby (collectively, the “Proposed Business Combination”) were unanimously approved by the boards of directors of each of XPDI and Core Scientific.

Pursuant to the Agreement, we will acquire Core Scientific through a series of transactions, including (x) the merger of First Merger Sub with and into Core Scientific (the “First Merger”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of the Company, and (y) the merger of Core Scientific with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of the Company. As a result of the Mergers, among other things, each outstanding share of common stock of Core Scientific (“Core Scientific Common Stock”) will be cancelled in exchange for the right to receive a number of shares of Class A common stock of the Company in an amount that is approximately equal to the quotient obtained by dividing (a) an amount equal to (x) $4.0 billion, divided by (y) the number of shares of Core Scientific Common Stock on a fully-diluted basis, by (b) $10.00.

Simultaneous with its entry into the Agreement, we also entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, the Sponsor, the other holders of the Company’s Class B common stock, (and, such holders, together with the Sponsor, the “Class B Holders”), and Core Scientific, whereby, among other things, (a) the Class B Holders agreed to vote their shares of Class A Common Stock and Class B Common Stock in favor of approving the Agreement and the Proposed Business Combination, (b) the Class B Holders agreed to waive any adjustment to the conversion ratio set forth in the Company’s organizational documents or any other anti-dilution or similar protection with respect to the shares of Class B Common Stock and (c) the Class B Holders agreed to be bound by certain transfer restrictions with respect to their shares of Class A Common Stock and Class B Common Stock prior to the Closing.

Additionally, pursuant to the terms of the Sponsor Agreement, 20% of the shares of Class B Common Stock held by the Class B Holders (the “SPAC Vesting Shares”) will be unvested at the Closing and will vest (and shall not be subject to forfeiture) upon the date on which the volume-weighted average price of the Class A Common Stock is greater than $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period within five years of the Closing (the “Vesting Period”). Any SPAC Vesting Shares that have not vested by the end of the Vesting Period will be deemed to be transferred by the forfeiting holder to the Company without any consideration and shall be cancelled by the Company and cease to exist.

Simultaneous with its entry into the Agreement, we entered into a Company Support Agreement (the “Support Agreement”), by and among the Company, Core Scientific and certain stockholders of Core Scientific (the “Core Scientific Stockholders”). Under the Support Agreement, the Core Scientific Stockholders have agreed to vote or cause to be voted or to execute and deliver a written consent with respect to the Core Scientific equity securities held by the Core Scientific Stockholders adopting the Agreement and approving the Proposed Business Combination. The Core Scientific equity securities that are owned by the Core Scientific Stockholders and subject to the Support Agreement represent more than a majority of the outstanding voting power of Core Scientific shares (on a fully-diluted, as-converted basis).

Liquidity and Going Concern

As of September 30, 2021, we had approximately $1.6 million in its operating bank account and working capital deficit of approximately $1.9 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined below), the loan under a promissory note with our Sponsor of approximately $90,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on February 15, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loan. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of approximately $18.7 million, which consisted of a non-operating loss from changes in fair value of derivative warrant liabilities of approximately $16.2 million and operating losses of approximately $2.5 million, comprised of approximately $2.4 million of general and administrative expenses, $60,000 of related party general and administrative expenses and approximately $50,000 of franchise tax expenses, partially offset by approximately $4,000 of income from investments held in Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $19.3 million, which consisted of a non-operating loss from changes in fair value of derivative warrant liabilities of approximately $13.9 million and operating losses of approximately $4.4 million, comprised of approximately $4.1 million of general and administrative expenses, $160,000 of related party general and administrative expenses and approximately $148,000 of franchise tax expenses, partially offset by approximately $27,000 of income from investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

Commencing on the effective date of the registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. We incurred approximately $60,000 and $160,000 in general and administrative expenses - related party in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, related to such services.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in the Initial Public Offering (“Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Private Placement Warrants is based on the listed price in an active market for such warrants.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income per common shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 34,500,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting relating to its classification of a portion of its Class A common stock in permanent equity rather than temporary equity, as further described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the shares of Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	POWER & DIGITAL INFRASTRUCTURE ACQUISITION CORP.

	By:	/s/ Patrick C. Eilers
	Name:	Patrick C. Eilers
	Title:	Chief Executive Officer