Form 10-K
period 2021-12-31
Core Scientific, Inc./tx
filed 2022-03-30
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File
Number 001-40046

CORE SCIENTIFIC, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	86-1243837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Barton Springs Rd. Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (425)
998-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common stock, par value $0.0001 per share	CORZ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock	CORZW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section
 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☐    NO  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on The Nasdaq Capital Market, was approximately $339,135,000 (based on the closing sales price of the Class A common stock on June 30, 2021 of $9.83). The shares of Class A common stock automatically converted into shares of Common Stock, par value $0.0001, in connection with the Business Combination, as defined herein.
As of March
28
, 2022,
316,243,371

shares of Common Stock, par value $0.0001, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) in connection with the Registrant’s 2022 Annual Meeting of Stockholders or Annual Report on Form
10-K/A,
to be filed with the SEC pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form
10-K
(this “Report”). With the exception of those sections that are specifically incorporated by reference in this Report, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

i

EXPLANATORY NOTE
As previously announced, Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), entered into that certain Agreement and Plan of Reorganization and Merger, dated as of July 20, 2021, as amended on October 1, 2021, and as further amended on December 29, 2021, by and among Core Scientific Holding Co., a Delaware corporation (“Legacy Core”), XPDI Merger Sub Inc., a Delaware corporation (“Merger Sub”), and XPDI (the “Merger Agreement”). XPDI’s stockholders approved the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”).
Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Legacy Core, XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Legacy Core (“Blockcap”), the Business Combination was effected by (i) the merger of Merger Sub with and into Legacy Core (the “First Merger”), which occurred on January 19, 2022 (the “Closing Date”), with Legacy Core surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Legacy Core with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger, XPDI filed a Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” and redesignated its Class A common stock, par value $0.0001 per share (“Class A common stock”), and Class B common stock, par value $0.0001 per share (“Class B common stock”), as common stock, par value $0.0001, of the Company (“Common Stock”).
Unless the context otherwise indicates or requires, references to (1) the “Company,” “Core,” “we,” “us” and “our” refer to Core Scientific, Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination; (2) “XPDI” refers to Power & Digital Infrastructure Acquisition Corp. prior to the Business Combination; and (3) “Legacy Core” refers to Core Scientific Holding Co., a Delaware corporation, and its consolidated subsidiaries prior to the Business Combination.
This Annual Report on Form
10-K
(this “Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of XPDI prior to the Business Combination. Following the filing of this Report, we will be filing Amendment No. 1 to our Current Report on Form
8-K,
initially filed on January 24, 2022, which will include the audited consolidated financial statements of Legacy Core as of and for the year ended December 31, 2021 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form
8-K
for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, source clean and renewable energy, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. These forward-looking statements are subject to a number of risks and uncertainties, and if any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Report and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Report. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, undue reliance should not be placed upon the forward-looking statements.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS FOLLOWING THE BUSINESS COMBINATION
Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Report. Some of the more significant risks include the following:

•	Our business is highly dependent on a small number of digital asset mining equipment suppliers.

•
Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations, which could have a material adverse effect on our business, financial condition and results of operations.

•
We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.

•
Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly China and other non-Western
countries. China’s shifting position on mining activity within its borders could reduce our revenue and profitability.

•
A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders or other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.

•
We are subject to risks associated with our need for significant electric power and the limited availability of power resources, which could have a material adverse effect on our business, financial condition and results of operations. An inability to purchase and develop additional sources of low-cost
renewable sources of energy effectively will have a material adverse effect on our business, financial condition and results of operations.

•	We plan to continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business or dilute stockholder value.

•
We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia, North Carolina and North Dakota and a significant disruption to operations in this region could have a material adverse effect our business, financial condition and results of operations.

•	Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.

•
The further development and acceptance of cryptographic and algorithmic protocols governing transaction validation and the issuance of, and transactions in, digital assets are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of mined digital assets.

•	Our ability to use net operating losses to offset future taxable income may be subject to limitations.

•
We operate in a rapidly developing industry and have an evolving business model with a limited history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operations.

•
We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.

•	Digital assets exchanges and other trading venues are relatively new and, in some cases, partially unregulated and may therefore be more exposed to fraud and failure.

•
We may not have adequate sources of recovery if the digital assets held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.

•	Losses relating to our business may be uninsured, or insurance may be limited.

•	Diversification of our business by investing in additional digital assets, financial instruments and businesses could require significant investment or expose us to trading risks.

•
As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network and could have a material adverse effect on our business, financial condition and results of operations.

•	Our reliance on third-party mining pool service providers for our mining revenue payouts may have a negative impact on our operations.

•	Malicious actors or botnet may obtain control of more than 50% of the processing power on the Bitcoin or other network.

•
Digital assets are subject to extreme price volatility. The value of digital assets is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.

•	Any loss or destruction of a private key required to access a digital asset of ours is irreversible. We also may temporarily lose access to our digital assets.

•	The digital assets held by us are not subject to FDIC or SIPC protections.

•	Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

•
Legacy Core identified material weaknesses in its internal control over financial reporting. Such material weaknesses may result in material misstatements of Core’s financial statements or cause it to fail to meet its periodic reporting obligations. Core may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.

•
XPDI identified a material weakness its internal control over financial reporting. This material weakness could continue to adversely affect Core’s ability to report its results of operations and financial condition accurately and in a timely manner.

v

PART I
ITEM 1. BUSINESS
Overview
During the year ended December 31, 2021 and prior to the Business Combination, XPDI was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report.
Following the Business Combination, Core is a
best-in-class
large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide hosting services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021, and 497MW as of January 31, 2022. We mine Bitcoin, Ethereum and other digital assets for third-party hosting customers and for our own account at our six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1). In addition, in October 2021, we announced the entry of an agreement with the City of Denton, Texas and an affiliate of Tenaska Energy, Inc. to develop our seventh facility, a blockchain data center in Denton, Texas, which became operational in February 2022 with an initial operating capacity approaching 22 MW and is expected to have 300MW of power when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park. We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of hosting services for third-party mining customers. Historically, we derived almost all of our revenue from third-party hosting fees and the resale of digital asset mining machines.
In July 2021, we completed the acquisition of Blockcap, one of our largest hosting customers. Blockcap is a blockchain technology company with industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily Bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of the Core/Blockcap merger, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap sold or exchanged the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. Prior to its acquisition by Legacy Core, Blockcap purchased Radar Relay, Inc. (“RADAR”) on July 1, 2021. An early stage company, RADAR is focused on technology enhancement and development in the digital asset industry. The estimated consideration for the acquisition $65.0 million consisted of the issuance of 5,996,311 Blockcap common shares, subject to post-closing adjustments. The acquisition of Blockcap significantly expands our self-mining operations and increases the number of miners we own. We intend to utilize RADAR’s business assets and the technical expertise of its principals in enhancing our existing blockchain mining technology and software and in further strengthening our leadership position and value creation potential through the development of decentralized finance (DeFi) products and services.
Our hosting business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customer’s digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.
Historically, we operated in two segments: “mining” consisting of digital asset mining for our own account, and “hosting, Artificial Intelligence and other” consisting of our blockchain infrastructure and third-party hosting business, and our AI software-as-a-service
offerings and platforms. Going forward, we anticipate that our mining and hosting operations will comprise all or substantially all of our business activities, though we continue to evaluate additional infrastructure and blockchain service offerings, including decentralized finance (DeFi).

Our business strategy is to continue to grow our self-mining operations by significantly increasing the number of miners dedicated to producing digital assets for our own account, and to continue to develop and grow the infrastructure and facilities necessary to house and support our robust third-party hosting business as well as our self-mining operation. Following the Blockcap acquisition, we significantly expanded our self-mining operation and consequently reevaluated our digital asset investment policy. Moving forward, we intend to adopt an investment policy pursuant to which an investment committee comprised of corporate officers use common risk management techniques to manage our assets in light of specified liquidity criteria. Liquidity will be maintained through management of a portfolio of money market instruments, obligations of the U.S. government, bank deposits, commercial paper, and certain digital asset currencies and digital asset instruments, each of which must satisfy certain risk criteria. The investment committee will retain the discretion to manage these approved investment instruments, including digital asset currencies and instruments, in accordance with the investment policy, which may involve opportunistic sales or conversions of digital asset currencies and instruments in light of market and other conditions. We may also explore adjacent lines of businesses that leverage our mining expertise and bitcoin assets.
Blockchain and Digital Assets
Blockchains are decentralized digital ledgers that record and enable secure peer-to-peer
transactions without third-party intermediaries. Blockchains enable the existence of digital assets by allowing participants to confirm transactions without the need for a central certifying authority. When a participant requests a transaction, a peer-to-peer
computer network consisting of nodes validates the transaction and the user’s status using known algorithms. After the transaction is verified, it is combined with other transactions to create a new block of data for the ledger. The new block is added to the existing blockchain in a way that is permanent and unalterable, thereby completing the transaction. As each new block refers back to and “connects” with the immediately prior solved block associated with it, the addition of a new block adds to the blockchain in a manner similar to a new link being added to a chain.
Digital assets (also known as cryptocurrency) are a medium of exchange that uses encryption techniques to control the creation of units and to verify the transfer of funds. Consumers use digital assets because they offer lower cost and faster peer-to-peer
payment options without the need to provide personal details. Every single transaction, and the ownership of every single digital asset in circulation, is recorded in the blockchain, which effectively contains a record of all account balances. Miners use powerful computers that tally digital asset transactions to operate the blockchain. These miners update stored records each time a transaction is made and ensure the authenticity of information. The miners receive a transaction fee for their service in the form of a portion of the new digital “coins” that are issued. Each account on the blockchain is identified solely by its unique public key, which renders it effectively anonymous, and is secured with its associated private key, which is kept secret, like a password. The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.
No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. Because the network operates in a decentralized manner, it does not rely on governmental authorities or financial institutions to create, transmit or determine the value of digital assets. Rather, value is determined by market factors, supply and demand for the units, with prices being set in transfers by mutual agreement or through barter among transacting parties, as well as by the number of merchants that may accept the digital asset. As digital asset transactions can be broadcast to the digital asset network by any user’s blockchain and digital assets can be transferred without the involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer
transactions. Units of digital assets can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges. Digital asset prices are quoted on various exchanges and demonstrate extreme volatility.

•	Digital assets have been viewed by the user community to offer several advantages over traditional (also known as ‘fiat’) currency, including:

•	Acting as a fraud deterrent, as digital assets recorded on a blockchain are virtually impossible to counterfeit, reverse, or modify;

•	Immediate settlement;

•	Elimination of counterparty risk;

•	No requirement for a trusted intermediary;

•	Lower transaction fees;

•	Identity theft prevention;

•	Universal accessibility;

•	Transaction verification and confirmation processes that prevent double spending;

•	Decentralized transaction processing at any time of day without any central authority (governments or financial institutions); and

•	Universal value free from currency exchange rates.
The market for digital assets has been growing exponentially. In 2017, there were an estimated 2.7 million users of digital assets, whereas today estimated users are 100 million. Bitcoin’s daily exchange volume has grown from $92 million in January 2017 to more than $50 billion in May 2021. The initial exchange rate recorded on October 5, 2009 was one Bitcoin equaled $0.000764. Bitcoin remains the leading digital asset in terms of market capitalization, which, based on data sourced from coinmarketcap.com, exceeded $875.9 billion as of December 31, 2021. As of March 16, 2022, based on data sourced from coinmarketcap.com, the trading price of one Bitcoin was $41,143.93.
Digital Asset Mining
Specialized computers, or “miners,” power and secure blockchains by solving complex cryptographic algorithms to validate transactions on specific digital asset networks. In order to add blocks to the blockchain, a miner must map an input data set consisting of the existing blockchain, plus a block of the most recent digital asset transactions and an arbitrary number called a “nonce,” to an output data set of a predetermined length using the SHA256 cryptographic hash algorithm. Solving these algorithms is also known as “solving or completing a block.” Solving a block results in a reward of digital assets, such as bitcoin, in a process known as “mining.” These rewards of digital assets currently can be sold profitably when the sale price of the digital asset exceeds the cost of “mining,” which generally consists of the cost of mining hardware, the cost of the electrical power to operate the machine, and other facility costs to house and operate the equipment.
Mining processing power is generally referred to as “hashing power.” A “hash” is the computation run by mining hardware in support of the blockchain. A miner’s “hash rate” refers to the rate at which it is capable of solving such computations per second. Miners with higher rated hash rate when operating at maximum efficiency have a higher chance of completing a block in the blockchain and receiving a digital asset reward. Currently, the likelihood that an individual mining participant acting alone will solve a block and be awarded a digital asset is extremely low. As a result, to maximize the opportunities to receive a reward, most large-scale miners have joined with other miners in “mining pools” where the computing power of each pool participant is coordinated to complete the block on the blockchain and mining rewards are distributed to participants in accordance with the rules of the mining pool. Fees payable to the operator of the pool vary but are typically as much as 2% of the reward earned and are deducted from the amounts earned by each pool participant. Mining pools are subject to various risks including connection issues, outages and other disruptions which can impact the quantity of digital assets earned by participants.
Mathematically Controlled Supply
The method for creating new bitcoin is mathematically controlled in a manner such that the supply of bitcoin grows at a limited rate based on a pre-determined
schedule. The number of bitcoin awarded for solving a

new block is automatically halved every 210,000 blocks. This means every block up to and including block 210,000 produced a reward of 50 bitcoin, while blocks beginning with 210,001 produced a reward of 25 bitcoin. Since blocks are mined on average every 10 minutes, 144 blocks are mined per day on average. At 144 blocks per day, 210,000 blocks take four years to mine on average. The current fixed reward for solving a new block is 6.25 bitcoin per block and it is anticipated that the reward will decrease by half to become 3.125 bitcoin per block in early 2024, according to estimates of the rate of block solution calculated by BitcoinClock.com. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed 21 million and that bitcoin cannot be devalued through excessive production unless the Bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered. We monitor the blockchain network and, as of August 1, 2021 based on the information we collected from our network access, approximately 18.77 million bitcoin have been mined.
Our Operations and Solutions
As a large-scale, vertically integrated provider of blockchain solutions, we believe that we are well positioned to serve customers in a rapidly expanding market for digital assets, blockchain solutions, and digital asset mining. We believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies.
As one of the largest blockchain hosting providers in North America, we focus on clients with large-scale deployments and provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security as well as our proprietary software platforms, Minder
TM
and MinderOS
TM
, which provide infrastructure management and custom firmware that are designed to increase performance and energy efficiency. Our blockchain business is one of the only large-scale, vertically integrated digital asset mining and blockchain infrastructure and hosting solutions business in North America. Our rapidly growing digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.”
Our proprietary data centers in North Carolina, Georgia, Kentucky and North Dakota are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. These facilities feature access to attractive long-term power contracts at stable rates and high emissions-free content. We currently have six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1), with approximately 497MW of operating electric power as of January 31, 2022. In addition, we opened a seventh facility in Denton, Texas in February 2022 with an initial operating capacity approaching 22 MW and expect to achieve full capacity of 300MW when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park. Our existing, completed facilities leverage our specialized construction proficiency by employing high-density, low-cost
engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver a best-in-class
uptime and ultimately increasing mining rewards to us and our customers. Our North Dakota facility is expected to benefit from our operational mining experience and techniques to maximize operational efficiency.
Since July 2018, we have hosted for ourselves and on behalf of our customers and related parties, miners of varying models, types and manufacturers. We have accumulated significant expertise in the installation, operation, optimization and repair of digital mining equipment. We have expanded our self-mining operation to take advantage of favorable market conditions and leverage our expertise for our own account. We believe that our self-mining activity as a percentage of our overall mining activity will continue to increase by significantly increasing our investment in miners. As of January 31, 2022, we have contracts to procure more than 135,000 miners for our self-mining operation and more than 85,000 miners for our hosting for customers and related parties. We anticipate delivery of these new miners over the next twelve months.

Our digital assets, primarily bitcoin, are mined to custodial wallets at Bittrex and Coinbase, each of which provides us protection through dual authentication security. Access is controlled by dual authentication to separate authentication from account access so that two authorized individuals are required to access our accounts. We monitor transaction and account balances through the Bittrex or Coinbase client portal, as applicable. In addition, Bittrex sends an email notification to our treasury department whenever there is a successful login to our account, and bank account withdrawals will only be permitted if they are sent to our synced bank account. As of December 31, 2021, nearly all of the digital assets of Legacy Core and Blockcap were stored at Bittrex and Coinbase, respectively.
In July 2021, we acquired Blockcap, one of our largest hosting customers. As a result of the merger we acquired all of the digital asset mining machines owned by Blockcap and hosted by us in our facilities, and have dedicated them to self-mining. As a result, the existing hosting agreement between Legacy Core and Blockcap was terminated. Included in the Blockcap transaction was Blockcap’s subsidiary, RADAR.
Suppliers
Mining Equipment
Digital asset mining is dependent on specialized digital asset mining hardware utilizing application-specific integrated circuit (“ASIC”) chips to solve blocks on blockchains using the
256-bit
secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers, the largest of which is Bitmain Technologies, Ltd (“Bitmain”).
We have entered into agreements with Bitmain to supply most of the miners we intend to acquire for our mining operations throughout 2021 and 2022. These agreements, like those of other miner manufacturers, generally require significant refundable deposits payable months in advance of delivery and additional advance payments in monthly installments thereafter. These agreements also contain other terms and conditions favorable to the manufacturer. As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, leading to scarcity in the supply, and thereby a resulting increase in the price of miners. As a result of the terms of our agreements with Bitmain, we believe we are the only non-Bitmain repair center with Bitmain trained repair technicians in North America, allowing Core to service and repair its Bitmain miners in-house.
Our mining business is highly dependent upon digital asset mining equipment suppliers such as Bitmain providing an adequate supply of new generation digital asset mining machines at economical prices to enable profitable mining by us and by third-party customers intending to purchase our hosting and other solutions.
Power Providers and Facility Development
We have an experienced
in-house
power and facility development team focused on sourcing, evaluating, developing and constructing the facilities where we self-mine digital assets and host for other third-party mining equipment. Historically, we have contracted with large electric utility providers to provide a sufficient supply of electricity to power the mining operations in our facilities. We have fixed and interruptible bi-lateral
power supply agreements with electric power suppliers for of each of our facilities. These agreements provide for both firm and interruptible power supply through each provider’s transmission system to dedicated substations owned by the power provider, the local utility or us. We own the dedicated substation at our Kentucky facility and our North Dakota facility. Where we own the substation, we contract with the local power utility for repair and maintenance services. We believe that our relationships with our power suppliers are good and that we have sufficient supply to conduct our business operations as presently contemplated.
In 2021, we spent approximately $43.0 million on renewable and emission free non-renewable
energy sources. As of September 30, 2021, over 50% of the power used in our operation was generated from non-carbon
emitting sources by local power providers pursuant to long-term power contracts. We assess whether power is generated from non-emitting
energy sources by analyzing dispatch reports produced by utilities on a per facility basis, or in the absence of such reports, grid generation mix reports received from our utility providers on aggregated basis. Based on this review of utility dispatch reports, we determine megawatts per hour (“MWH”) generated from carbon emitting sources. We then determine total CO
2
emissions per MWH from such sources (with coal generating an average of a ton of CO
2
per MWH generated and natural gas an average of
half-a-ton
of CO
2
per MWH generated) to calculate our total Green House Gas (“GHG”) emission rate based on EPA guidelines. We leverage our GHG rate to determine the number of green
e-certified
renewable energy credits (“RECs”) we are required to purchase to achieve net carbon neutral status.
By purchasing 530,000 RECs, we believe that we have purchased a number of RECs in excess of that required to achieve net carbon neutral status. In April 2021 we entered into an agreement with a power company that operates wind farms in North Dakota to supply 530,000
Green-e
certified RECs for an aggregate purchase price of $1.6 million. Under the REC program, a REC seller is required to disclose the quantity, type and geographic source of renewable energy underlying each certificate, which helps ensure that credits are not sold more than once. Based on a preliminary assessment, we believe our purchased volume of RECs was sufficient to meet our needs for 2021. Once our final energy consumption is known for 2021 upon receipt of the final GHG emission reports from our suppliers which are expected to be provided to us in the second quarter of 2022, we intend to re-assess
our use of carbon-free energy by analyzing updated dispatch and generation mix reports, after which we may decide to purchase additional RECs.
We expect to continue to maintain its net carbon neutral status by increasing our overall use of renewable power and by purchasing RECs when necessary. We are currently actively engaged in negotiations with utilities, municipalities, alternative power brokers and other professionals to source and identify sources of green renewable power across the United States to increase the utilization of green renewable power in our operations. We expect that these activities and negotiations will result in a significant increase in the number of our mining facilities, megawatts under contract, mining capacity and utilization of green renewable energy.
Supplier Agreements
Industrial Power Contract and Related Arrangements with Murphy Electric Power Board
On December 15, 2017, our predecessor BCV 77, LLC (“BCV 77”) entered into an Industrial Power Contract (as amended from time to time, the “Murphy IPC”) with Murphy Electric Power Board (“Murphy”) for the supply of electric power to its plant in Marble, North Carolina. BCV 77 subsequently assigned the Murphy IPC to, and the Murphy IPC was assumed by, Legacy Core on February 19, 2018, in connection with Legacy Core’s acquisition of the account with Murphy formerly held by BCV 77 at its plant in Marble, North Carolina. BCV 77, together with its affiliates, is a major stockholder of Legacy Core prior to the merger and will remain a major stockholder following the merger. For more information regarding recent related party transactions among BCV 77 and its affiliated entities, on the one hand, and Legacy Core on the other hand, please see the section titled “
Certain Relationships and Related Person Transactions
.”
Under the Murphy IPC, Murphy agreed to provide Legacy Core with an electric power capacity of up to 10,000 kilowatts (kW), for which Legacy Core agreed to pay Murphy in accordance with the applicable monthly rates and charges as modified or replaced from time to time by agreement between the parties, subject to a minimum monthly bill of not less than $15,000. Legacy Core currently pays Murphy on average approximately $450,000 per month for its provision of the power capacity, taking into effect any bill credits available to Legacy Core pursuant to the Murphy IP Product Agreement and the ICA, as defined and summarized below. The Murphy IPC provides for an initial term of five years and automatically renews for an additional five-year term following the initial term and for one-year
terms thereafter, unless either party terminates the Murphy IPC by prior written notice no later than three months prior to the expiry of the then-existing term.
In connection with the Murphy IPC, Legacy Core entered into an Interruptible Power Product Agreement (the “Murphy IP Product Agreement”) with Murphy, as distributor, and the Tennessee Valley Authority (“TVA”), as power provider, effective September 1, 2018. Under the Murphy IP Product Agreement, Legacy

Core agreed to curtail its power demand upon notice from TVA, if TVA determines, in its sole judgment, it is necessary or appropriate to do so to ensure the operation and reliability of its system. In return, TVA provides credits to Legacy Core’s monthly power bill. Legacy Core assumes all risk of loss, injury or damage resulting from any interruption or curtailment of power. The Murphy IP Product Agreement provides for a term of five years, and may be terminated by any party by at least three years’ written notice, or by Murphy or TVA upon at least 60 days’ notice if Legacy Core does not meet certain eligibility requirements or benchmarks of performance under the Murphy IP Product Agreement. The Murphy IPC cannot be terminated sooner than the date on which the Murphy IP Product Agreement can be terminated using the methods listed above.
In addition, on October 10, 2018, Legacy Core entered into an Investment Credit Agreement (the “ICA”) with Murphy and TVA. The ICA provides that TVA will reward Legacy Core in the form of monthly credits on Legacy Core’s bill for firm power, if Legacy Core meets certain eligibility requirements, which include maintaining 500kW of power demand, annual capital investment benchmarks in Core’s hosting sites, minimum workforce requirements, satisfying TVA’s financial viability review and continued compliance with the Murphy IPC. The ICA has a term of five years, unless terminated earlier.
Copies of the Murphy IPC, the Murphy IP Product Agreement and the ICA, along with the amendments thereto, are attached as Exhibits 10.23, 10.24 and 10.25, respectively, to this Report.
Master Services Agreement and Power Arrangements with Duke Energy Carolinas, LLC
On June 25, 2018, Legacy Core entered into a Master Services Agreement (the “MSA”) with Duke Energy Carolinas, LLC (“Duke”). Pursuant to the MSA, Legacy Core engaged Duke to perform certain design, procurement, construction and project management activities and installation services related to the installation of overhead circuits to feed Legacy Core’s transformers. Legacy Core paid approximately $400,000 to Duke for the services. The MSA also governs the terms and conditions of future work orders to be entered into between Legacy Core and Duke. Either party may terminate the MSA upon 30 days prior written notice.
Legacy Core also entered into an Electric Service Agreement (the “ESA”) with Duke, effective June 10, 2019, for the supply of electric power to Legacy Core’s plant in Marble, North Carolina. The ESA provides for an electrical power capacity of 24,000kW, which can be adjusted based on Legacy Core’s consumption, but will not exceed 48,000kW. Legacy Core agreed to pay to Duke in accordance with certain service rate schedules as modified or replaced from time to time by agreement between the parties. Legacy Core currently pays Duke on average approximately $92,000 per month for its provision of the power capacity. The ESA provides for an initial term of 2.5 years, with a subsequent one-year
automatic renewal provision until the ESA is terminated. Either Legacy Core or Duke may terminate the ESA by prior written notice no later than 60 days in advance of the termination of the then-existing term.
Copies of the MSA and the ESA are attached as Exhibits 10.26 and 10.27, respectively, to this Report.
Electric Service Agreements with Dalton Utilities
On October 11, 2018, Legacy Core, through its wholly-owned subsidiary, American Property Acquisitions VII, LLC, entered into an Amended and Restated Electric Service Agreement with The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia (d/b/a Dalton Utilities, “Dalton”) for the supply of electric power to each of its hosting sites located at Boring Drive, Dalton, Georgia (the “Boring Drive Site”) and Industrial South, Dalton, Georgia (the “Industrial South Site”). The agreement for the Boring Drive Site provides for an electrical power capacity of up to 120,000kW, and the agreement for the Industrial South Site provides for an electrical power capacity of up to 50,000kW. Under each agreement, Legacy Core agreed to pay to Dalton $0.0364 on a kW per hour basis as modified from time to time, but not to exceed $0.042 prior to December 31, 2021. Each agreement has an indefinite term, which can be terminated by Legacy Core for convenience by providing 60 days written notice to Dalton.

Copies of the agreements for the Boring Drive Site and the Industrial South Site are attached as Exhibits 10.29 and 10.28, respectively, to this Report.
Firm Power Contract and Related Arrangements with Tennessee Valley Authority
Effective as of May 1, 2019, Legacy Core entered into a Firm Power Contract, which was subsequently amended in February and April 2020 (as amended, the “FPC”), with TVA for the supply of electric power to Legacy Core’s site near Calvert City, Kentucky. Subject to other terms and conditions, the FPC provides for an electrical power capacity of 125,000kW of firm power during “onpeak hours,” and an electrical power capacity of 125,000kW of firm power during “offpeak hours.” Legacy Core agreed to pay TVA for such supply in accordance with certain service rate schedules as modified or replaced from time to time by agreement between the parties. Legacy Core currently pays TVA on average approximately $625,000 per month for its provision of the power capacity, taking into effect any bill credits available to Legacy Core pursuant to the TVA IP Product Agreement, as defined and summarized below. The FPC provides for an automatic one-year
renewal beginning on May 1, 2021. The FPC may be terminated on or after April 29, 2025 by either Legacy Core or TVA upon at least five years’ written notice, but in no event, shall the FPC be terminated sooner than the date on which the TVA IP Product Agreement (as defined below) can be terminated.
In connection with the FPC, Legacy Core entered into an Interruptible Power Product Agreement with TVA (the “TVA IP Product Agreement”), effective May 1, 2020. Under the TVA IP Product Agreement, Legacy Core agreed to curtail its power demand upon notice from TVA, if TVA determines, in its sole judgment, it is necessary or appropriate to do so to ensure the operation and reliability of its system. In return, TVA provides credits to Legacy Core’s monthly power bill. Legacy Core assumes all risk of loss, injury or damage resulting from any interruption or curtailment of power. The TVA IP Product Agreement provides for a term of five years, and may be terminated by any party by at least three years’ written notice, or by TVA upon at least 60 days’ notice if Legacy Core does not meet certain eligibility requirements or benchmarks of performance under the TVA IP Product Agreement. The TVA IP Product Agreement continues in effect during the term of the FPC, unless it is sooner terminated using the methods listed above.
Copies of the FPC and the TVA IP Product Agreement, along with the amendments thereto, are attached as Exhibits 10.30 and 10.31, respectively, to this Report.
Sales and Purchase Arrangements with Bitmain
Since 2018, Legacy Core has entered into multiple sales and purchase agreements with Bitmaintech Pte. Ltd. and/or its affiliates (collectively, “Bitmain”) for the purchase of digital currency miners from Bitmain. Under the terms of such agreements, Bitmain has the right to discontinue the sale of its miners and/or to make changes thereto at any time without prior approval from or notice to Legacy Core. In addition, Bitmain (and/or its licensors, as applicable) retains the intellectual property rights to such miners. Under the terms of the agreements, Legacy Core agreed to indemnify Bitmain from all claims arising and any and all damages, suits, claims, judgments, liabilities, losses, fees, costs or expenses of any kind, including legal fees, whatsoever arising out of or incidental to Bitmain’s products pursuant to the agreements. Each agreement will remain in effect for as long as one or more shipping orders are outstanding thereunder, and may be terminated upon either party’s uncured material breach or upon insolvency proceedings against Legacy Core. A copy of a form of such agreements with Bitmain is attached as Exhibit 10.32 to this Report.
Our
Go-to-Market
Model
We sell our services through direct sales teams with leads generated from technology partners, customer referrals, and through our corporate marketing efforts. Our go-to-market
strategy is focused on acquiring new customers and driving increased use of our services for existing customers.

Competition
We operate in a highly competitive industry with an increasing number of participants.
Our self-mining operations compete with mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. We compete on the basis of our total number of miners, the degree of mining difficulty, the efficiency of our mining operations and the fiat value of the mining reward.
While miners of digital assets historically range from individual enthusiasts and entrepreneurs to large public company mining operations and large company mining hosting operations with dedicated data centers, the vast majority of mining is now undertaken and further trending towards large-scale, industrial mining farms. A mining pool is created when mining participants pool the processing power of their miners over a network and mine transactions together. Rewards are then distributed proportionately to the pool participants based on the work/hash power contributed to solving a block. Our self-mining operations also compete with non-digital
asset operations for access to suitable real estate and access to affordable and dependable electric power. In addition to competing to solve new blocks, we compete to acquire new miners, to raise capital, to obtain access to facilities for location of mining operations, and to develop or acquire new technologies.
Our hosting activities compete with a large number of other hosting operations. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers and the availability of mining equipment. A significant percentage of mining equipment is manufactured by a single supplier and almost all mining equipment is provided by a small number of manufacturers. We believe that we compete favorably as a provider of hosting services because of the design, size, quality and geographic distribution of our existing facility operations, our proprietary technology and software, our power contracts, our commitment to net carbon neutral operations, our experience and expertise and our relationships with equipment manufacturers.
Several public companies (traded in the United States, Canada, and internationally), such as the following, may be considered competitors to the Company:

•	Argo Blockchain PLC;

•	Bit Digital, Inc.;

•	Bitcoin Investment Trust;

•	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);

•	Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.);

•	Cipher Mining Inc.;

•	Coinbase, Inc.;

•	Digihost International, Inc.;

•	DMG Blockchain Solutions Inc.;

•	DPW Holdings, Inc. (through its ownership of Digital Farms Inc.);

•	Greenidge Generation Holdings Inc.;

•	HashChain Technology, Inc.;

•	Hive Blockchain Technologies Inc.;

•	Hut 8 Mining Corp.;

•	Layer1 Technologies, Inc.;

•	Marathon Digital Holdings, Inc.;

•	MGT Capital Investments, Inc.;

•	Northern Data AG;

•	Overstock.com Inc.; and

•	Riot Blockchain, Inc.
The digital assets industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future. Other market participants in the digital assets industry include investors and speculators, retail users transacting in digital assets, and service companies that provide a variety of services including buying, selling, payment processing and storing of digital assets. To continue to be successful, we will require sufficient additional capital to build additional facilities and to acquire new available mining equipment and related infrastructure. Subject to raising additional capital, our digital asset initiatives will compete with other industry participants that focus on investing in and securing the blockchains of Bitcoin and other digital assets.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.
As of February 4, 2022, we had over 70 filed patent applications and issued patents in technologies such as blockchain, data center management, infrastructure and cooling. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open-source software licenses. We obtain many components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute those open-source components of our platform. As a result, open-source development and licensing practices can limit the value of our software copyright assets.
We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.
Government Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and internal regulators. For example, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020 that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In March 2021, the nominee for Chair of the U.S. Securities and Exchange Commission expressed the need for investor protection along with promotion of innovation in the digital asset space. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare Earth mineral demands of the industry.
Government regulation of blockchain and digital assets is under active consideration by the United States federal government via its agencies and regulatory bodies, as well as by similar entities in other countries and transnational organizations, such as the European Union. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins
(so-called
“initial coin offerings”) and has made statements and official promulgations as to the status of certain digital assets as “securities” subject to regulation by the SEC.
The effect of any regulatory change, either by the Federal, state, local or foreign governments or any self-regulatory agencies on the Company is impossible to predict, but such change could be substantial and may have a material adverse effect on the Company’s business, financial condition and results of operations. While we are unaware of significant adverse governmental or regulatory action adverse to Bitcoin or Ethereum mining in the United States, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible.
In addition, various foreign jurisdictions either have adopted, or may adopt, laws, regulations or directives that affect digital assets, digital asset networks, and their users and participants. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants and service providers outside of the United States, and may therefore impede the growth of digital assets. A number of Eastern European and Asian countries currently have a more restrictive stance toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as digital asset transaction processing, in each of those countries. Presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to our main digital asset, Bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities.
Seasonality
The Company’s business is not generally subject to seasonality. However, coin generation from the Company’s mining operations may vary depending on the Company’s total hash rate at a given point in time relative to the total hash rate of the Bitcoin network.
Our Human Capital Resources
All aspects of our business require specialized knowledge and technical skill. Such knowledge and skills include the areas of blockchain technology, research and development, digital currency assets, digital currency market, digital asset operations, human resource management, data privacy, as well as legal compliance, finance and accounting. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. As of December 31, 2021, we had 205 full-time employees. All of these employees are located in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We believe our relationship with our employees is good.

Recent Developments
The Business Combination closed on January 19, 2022. At the effective time of the First Merger, among other things, each share of Class A common stock of XPDI converted into one share of Common Stock of the Company. In addition, XPDI issued 8,625,000 shares of Class B common stock prior to its initial public offering (the “founder shares”). At the effective time of the First Merger, each share of such Class B common stock of XPDI converted into one share of Common Stock of the Company. Each outstanding warrant exercisable for shares of Class A common stock became exercisable for an equal number of shares of our Common Stock.
As of the Closing Date and following the completion of the Business Combination, the Company had 317,279,900 shares of Common Stock issued and outstanding held of record by approximately 498 holders, and 20,991,129 warrants (consisting of (i) 8,625,000 shares underlying XPDI’s public warrants, (ii) 6,266,667 shares underlying XPDI’s private placement warrants and (iii) 6,099,462 shares underlying warrants held by Legacy Core investors) outstanding held of record by approximately 13 holders.
In connection with the consummation of the Business Combination, XPDI changed its name to “Core Scientific, Inc.” Our Common Stock is now listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CORZ” and public warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the Nasdaq under the symbol “CORZW.”
Corporate Information
We were originally known as Power & Digital Infrastructure Acquisition Corp. On January 19, 2022, Legacy Core, XPDI, and Merger Sub consummated the Business Combination, following the approval at the special meeting of the stockholders of XPDI held on January 19, 2022. In connection with the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc.

Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks we face and not as a limitation on the potential impact of the matters discussed. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Core’s Business and Industry
Our business is highly dependent on a small number of digital asset mining equipment suppliers.
Our business is highly dependent upon digital asset mining equipment suppliers such as Bitmain Technologies, Ltd (“Bitmain”) providing an adequate supply of new generation digital asset mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and digital assets such as bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of digital assets such as bitcoin. The market price and availability of new mining machines fluctuates with the price of bitcoin and can be volatile. Higher bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. There are no assurances that digital asset mining equipment suppliers, such as Bitmain, will be able to keep pace with any surge in demand for mining equipment. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of digital asset mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations, which could have a material adverse effect on our business, financial condition and results of operations.
The costs of constructing, developing, operating and maintaining digital asset mining and hosting facilities, and owning and operating a large fleet of the latest generation mining equipment are substantial.
Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital assets are lower than the price of the digital assets we mine when we sell them. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as the technology evolves, we may acquire newer models of miners to remain competitive in the market. Over time, we replace those miners which are no longer functional with new miners purchased from third-party manufacturers, who are primarily based in China.
As miners become obsolete or degrade due to ordinary wear and tear from usage, or are lost or damaged due to factors outside of our control, these miners will need to be repaired or replaced along with other equipment from time to time for us to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry.
Moreover, in order to grow our hosting business, we need additional hosting facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations may increase in the future, which may make it more difficult for us to expand our business and to operate our hosting facilities profitably.
We will need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing would adversely affect our results of operations. Additionally, if this happens, we may not be able to mine digital assets as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer.
We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.
Historically, an increase in interest and demand for digital assets has led to a shortage of hosting and transaction processing hardware and increased prices. We and our customers and potential customers have experienced, and may in the future experience, difficulty in obtaining new equipment or replacement components for our and their existing equipment, including graphics processing units and application-specific integrated circuit chipsets and computer servers, which has had, and in the future may have, a material impact on the demand for our services and associated revenue. Currently, restrictions on digital asset mining in China have increased availability of used mining equipment and decreased prices of new mining equipment. In addition, these restrictions have decreased available mining facilities in China and increased demand for hosting in countries outside of China including the U.S. To the extent miners view this used equipment as a viable alternative to purchasing new miners from us our equipment sales may suffer, which could have a material adverse effect on our business, financial condition and results of operations.
If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.
Our financial condition and results of operations are, and are expected to increasingly be, reliant on our ability to sell the bitcoin we mine at a price greater than our costs to produce that bitcoin. As the price for new miners we buy increases, our cost to produce a single bitcoin also increases, therefore requiring a corresponding increase in the price of bitcoin for us to maintain our results of operations. If future prices of bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we incur each time we acquire new miners. If this occurs, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.
Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities. Increases in power costs or our inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services and harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our growth depends in large part on our ability to successfully mine digital assets and to attract customers for our hosting capabilities. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:

•	there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;

•	we fail to provide competitive pricing terms or effectively market them to potential customers;

•
we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;

•	businesses decide to host internally as an alternative to the use of our services;

•	we fail to successfully communicate the benefits of our services to potential customers;

•	we are unable to strengthen awareness of our brand;

•	we are unable to provide services that our existing and potential customers desire; or

•	our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us.
If we are unable to obtain hosting customers at favorable pricing terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
A slowdown in the demand for blockchain technology or blockchain hosting resources and other market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

•
Adverse developments in the blockchain industry, and in the blockchain hosting market could lead to a decrease in the demand for hosting resources, which could have a material adverse effect on our business, financial condition and results of operations. We face risks including those related to:

•	a decline in the adoption and use of bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;

•	increased costs of complying with existing or new government regulations applicable to digital assets and other factors;

•	a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;

•	any transition by our customers of blockchain hosting from third-party providers like us to customer-owned and operated facilities;

•
the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or their becoming insolvent;

•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;

•	availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale and for customers who want to host with us to be able to do so; and

•	the degree of difficulty in mining digital assets and the trading price of such assets.
To the extent that any of these or other adverse conditions exist, they are likely to have an adverse impact on our mining rewards and market demand and pricing for our services, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we and our customers are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly China and other non-Western
countries. China’s shifting position on mining activity within its borders could reduce our revenue and profitability.
Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly in China and other non-Western
countries. These events and circumstances are largely outside of our influence and control. We are heavily dependent on the Chinese manufacture of equipment, much of which has historically been for sale within China and other countries outside the United States. We believe that historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. For example, in May and June 2021, in their efforts to curb digital asset trading and mining, regulators in several Chinese Provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local digital asset mining operations. Following the ban announcement, the price of bitcoin experienced a drop of over 30% in May. The long-term impact of such restrictions is unknown and could be detrimental to our business and profitability. Currently, the restrictions in China have enhanced our business by reducing the number of operating digital asset miners and decreasing the mining difficulty which has increased our digital asset yield and increased revenue. Whether or not the lack of mining activity in China will negatively impact Chinese miner manufacturing and the development, price, availability of new and enhanced mining equipment is unknown. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the likely increase in mining activity would likely reduce our revenue and profitability.
In addition, unforeseen global events such as the armed conflict between Russia and Ukraine could adversely affect our business and results of operations. In late February 2022, Russian military forces launched significant military action against Ukraine. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts. This armed conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and results of operations. While we do not currently believe our mining activities have been impacted, we cannot be certain what the overall impact of this conflict will be on our business.
Continuing coronavirus outbreaks may have a material adverse impact on our business, liquidity, financial condition and results of operations.
COVID-19
was first reported in December 2019 in the City of Wuhan, Hubei, China and was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the pandemic, governmental authorities around the World, including the United States, Canada, China and elsewhere, introduced various measures to limit the spread of the pandemic, including travel restrictions, border closures, business closures, quarantines, self- and forced isolations, shelter-in-place
orders and social distancing.
COVID-19
reduced the number of new generation machines available for purchase by prospective customers of our blockchain hosting services, reduced demand for our services and delayed and continues to frustrate and delay global supply chains that has impacted and will continue to impact the pace at which new mining machines are added to our facilities. The continued impact or a resurgence of
COVID-19,
including the emergence of variant strains of
COVID-19,

could have a material impact on our business, liquidity, financial condition and results of operations and any such impact will be determined by the severity and duration of the continuing pandemic.
Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.
Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.
Our historical financial results may not be indicative of our future performance.
In 2018, we generated limited revenue and incurred substantial losses and may continue to incur losses for the foreseeable future. We had a net loss of $11.9 million in for the fiscal year ended December 31, 2019 and a net loss of $12.2 million for the fiscal year ended December 31, 2020. Our historical results are not indicative of our future performance. If we are not able to successfully develop our business, it will have a material adverse effect on our business, financial condition and results of operations.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of goodwill and intangible assets. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Separately, we assess our digital assets, which currently predominately consists of bitcoin, for impairment on a daily basis. Digital assets are currently considered long-lived intangible assets under GAAP, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. Moreover, there is no guarantee that future changes in GAAP will not require us to change the way we account for digital assets held by us. Due principally to variability in the price of bitcoin, we have recently recorded related impairment charges, and may continue to do so in future reporting periods. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets.
A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders or other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.
A significant portion of our assets are pledged to our senior secured noteholders. As of September 30, 2021, we owed our senior secured convertible noteholders $220.9 million. The notes have a maturity date of April 19,

2025, accrue interest at a rate of 10% per annum (of which 4% is payable in cash and 6% is payable in kind), and are convertible under certain circumstances into shares of our capital stock. In August through November of 2021, an additional $300 million of senior unsecured convertible notes were issued under substantially the same terms and conditions as the original $215 million of secured convertible notes issued in April 2021, except that such notes were unsecured until the occurrence of a) an initial public offering or SPAC merger, b) a private placement of equity securities with gross proceeds to the Company of at least $50 million or c) a change in control at which time they become secured on a pari passu basis with the secured convertible notes. As such, the additional $300 million of senior unsecured convertible notes became secured on a pari passu basis with the original $215 million of secured convertible notes, as of the closing of the Business Combination in January 2022. At maturity, the secured convertible notes not converted will be owed two times the face value of such notes plus accrued interest. The terms of the convertible notes include numerous restrictions and covenants, which significantly limit our flexibility in obtaining additional indebtedness while the convertible notes are outstanding. It is necessary for us to grow our business in order to generate the free cash flow necessary to repay the principal and interest on our indebtedness. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the noteholders would have the right to exercise rights and remedies to collect, which would include foreclosing on most of our assets. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us.
In addition, our miners are pledged to certain other lenders in connection with our commercial transactions therewith. Any failure to satisfy our obligations under the arrangements with such lenders could result in foreclosing on our miners, which would have a material adverse effect on our business and results of operations.
Our revenue comes from a small number of customers, and the loss of, or significant decrease in business from, a number of these customers or our failure to continually attract new customers could have a material adverse effect on our business, financial condition and results of operations.
We have generated a significant portion of our historical revenue from a small number of hosting customers. Historically, Blockcap was one of our largest hosting customers and represented a significant portion of our revenue. Any failure to meet our end-users’
expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal
of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house
facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional hosting facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
Delays in the expansion of existing hosting facilities or the construction of new hosting facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“hosting facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our growth strategy is to increase our mining capacity and increase substantially the number of miners we operate. In order to meet our financial plan, we need to expand our existing hosting facilities or obtain suitable land to build new hosting facilities. We may face challenges in obtaining suitable land to build new hosting facilities, as we need to work closely with the local power suppliers and local governments of the places where our proposed hosting facilitates are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new hosting facilities not being completed at all.
Our facilities in Georgia and North Dakota became operational during the fourth quarter of 2021. In February 2022, our facility in Denton, Texas became operational, and we announced the entry of an agreement to develop a new facility in Oklahoma. Additional expansion of existing hosting facilities and construction of new hosting facilities is also being contemplated. Such expansion and construction require us to rely on the experience of one or more designers, general contractors and subcontractors, and such designers or contractors may experience financial or other problems during the design or construction process. We may also experience quality control issues as we implement any upgrades in our hosting capacity through the installation and maintenance of chipsets and servers or new cooling technologies such as immersion and water curtain cooling. Our business will be negatively impacted if we are unable to run our mining operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we will damage our miners and the miners of third parties and the profitability of our mining operations.
If we experience significant delays in the supply of power required to support any hosting facility expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially delay our ability to deliver our hosting capacity, cause us to incur penalties under hosting contracts, result in reduced order volume and materially adversely affect our business, financial condition and results of operations.
We are subject to risks associated with our need for significant electric power and the limited availability of power resources, which could have a material adverse effect on our business, financial condition and results of operations. An inability to purchase and develop additional sources of low-cost
renewable sources of energy effectively will have a material adverse effect on our business, financial condition and results of operations.
Our mining and hosting services require a significant amount of electric power. The costs of electric power account for a significant portion of our cost of revenue. We require a significant electric power supply to conduct our mining activity and to provide many hosting services we offer, such as powering and cooling our and our customers’ servers and network equipment and operating critical mining and hosting facility and equipment infrastructure.
The amount of power required by us and our customers will increase commensurate with the demand for our services and the increase in miners we operate for ourselves and our hosting customers. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control. Although we aim to build and operate energy efficient hosting facilities, there can be no assurance such facilities will be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our hosting facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to these power contracts, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Any system downtime resulting from insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our operations do not run on back-up
generators in the event of a power outage. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
Any system downtime resulting from insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Because the mining portion of our business consumes a large amount of energy, it is not practical or economical for our operations to run on back-up
generators in the event of a power outage.

Governments and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to hosting and transaction processing operations such as ours, which could have a material adverse effect on our business, financial condition and results of operations.
Although we have not experienced it since our inception, governments or government regulators may potentially restrict electricity suppliers from providing electricity to hosting facilities and hosting and transaction processing operators in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to transaction process operators like us. For example, on May 14, 2018, the Chelan County Public Utility District in Washington approved a three-month extension of a moratorium on the approval of electric service for new digital asset transaction operators in Chelan County. In March 2018, the City of Plattsburgh, New York, placed an
18-month
moratorium on transaction processing to preserve natural resources, the health of its residents and the “character and direction” of the city after residents complained about significantly higher electricity bills.
In the event government regulators issue moratoriums or impose bans or restrictions involving hosting operations or transaction processing in jurisdictions in which we operate, we will not be able to continue our operations in such jurisdictions. A moratorium, ban or restriction could have a material adverse effect our business, financial condition and results of operations.
Power outage in our hosting facilities could have a material adverse effect on our business, financial condition and results of operations.
Although we control, operate and have access to our servers and all of the other components of our network, we are still vulnerable to disruptions and power outages resulting from weather, animal incursions, accidents, equipment failures, curtailments, acts of war, sabotage and other events. We do not have backup power generators for our blockchain operations in the event of a power outage. This could impact our ability to generate and maintain contractually specified power levels to our contractual counterparties, which could have a material adverse effect on our business, financial condition and results of operations.
If we do not accurately predict our hosting facility requirements, it could have a material adverse effect on our business, financial condition and results of operations.
The costs of building out, leasing and maintaining our hosting facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our digital mining operations and new and existing hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We plan to continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business or dilute stockholder value.
As part of our business strategy, we have made and in the future intend to make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms in the future, if at all. In July 2021, we acquired Blockcap, one of our largest hosting customers for digital asset mining, and its subsidiary, Radar Relay, Inc. (“RADAR”), an early stage company focused on technology enhancement and development in the digital asset industry. The acquisition of Blockcap and any future acquisitions may not ultimately strengthen our competitive position or achieve our goals, and could ultimately be viewed negatively. In addition, we may not be able to integrate Blockcap and RADAR or other acquired businesses successfully or effectively manage our company following an acquisition. We intend to utilize RADAR’s business assets and the technical expertise of its principals in enhancing our existing blockchain mining technology and software and in further strengthening our leadership position and value creation potential through the development of DeFi products and services. If we fail to successfully integrate Blockcap, RADAR or other future acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of our operations could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. Moreover, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.
We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
If we do not successfully integrate Blockcap, Blockcap’s subsidiary, RADAR, or future acquisitions or strategic partnerships that we may enter into, we may not realize the anticipated benefits of any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.
On July 30, 2021, we acquired Blockcap, one of our largest hosting customers, and Blockcap’s subsidiary RADAR, an early stage company focused on technology enhancement and development in the digital asset industry. In the future we expect to contemplate and pursue acquisitions to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships in the future or that any such future acquisitions or strategic partnerships will be successfully integrated or advantageous to us. Blockcap, RADAR and other entities we acquire may not achieve the revenue and earnings we anticipate, or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of Blockcap and RADAR, and we also could fail to realize cost efficiencies or synergies that we anticipated from the Blockcap acquisition or other acquisition candidates. The pursuit of potential acquisitions or the integration of Blockcap and RADAR could divert our management’s attention and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Client dissatisfaction or performance problems with Blockcap or RADAR could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage Blockcap, RADAR or other acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from the acquisition of Blockcap, RADAR or future acquisitions or strategic partnerships due to a number of factors, including:

•
inability or difficulty integrating and benefiting from acquired technologies or solutions in a profitable manner, including as a result of reductions in operating income, increases in expenses, failure to achieve synergies or otherwise;

•	unanticipated costs or liabilities associated with Blockcap and RADAR or another acquisition or strategic partnership;

•	difficulty integrating the accounting systems, operations and personnel of Blockcap and RADAR;

•	adverse effects to our existing business relationships and clients or to Blockcap’s business relationships and clients as a result of the acquisition;

•	loss of key employees, particularly those of Blockcap and RADAR;

•
assumption of potential liabilities of Blockcap and RADAR, including regulatory noncompliance or acquired litigation, and expenses relating to contractual disputes of the acquired business for, infringement of intellectual property rights, data privacy violations or other claims;

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business; and

•	use of substantial portions of our available cash or assumption of additional indebtedness to consummate an acquisition.
If we fail to successfully integrate Blockcap and RADAR or other businesses that we may acquire or strategic partnerships that we may enter into, we may not realize any of the benefits we anticipate in connection with any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.
If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for our blockchain hosting services.
New digital asset transaction protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain validation protocols currently employ a “proof of work” consensus algorithm, whereby transaction processors are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative validating protocols. These protocols may include a “proof of stake” algorithm or an algorithm based on a protocol other than proof of work, which may decrease the reliance on computing power as an advantage to validating blocks. Our transaction processing operations, and, to our knowledge, the operations of our potential hosting customers, are currently designed to primarily support a proof of work consensus algorithm. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate or hosting) less competitive. As a result of our efforts to optimize and improve the efficiency of our digital asset mining operations, we may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. Any such change to transaction validating protocols could have a material adverse effect on our business, financial condition and results of operations.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.
Our hosting contracts are generally priced on the basis of estimated power consumption by our clients, along with other costs of service, as adjusted for actual costs. Our ability to earn a profit on such contracts requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of generating sufficient hosting and colocation capacity within the contracted time period. In addition, we may not be able to obtain all expected benefits, including tax abatements or government incentives offered in opportunity zones. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.
Any failure in the critical systems of our hosting facilities or services we provide could lead to disruptions in our and our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.
The critical systems of the hosting facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any hosting facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies or network connectivity, whether or not within our control, could result in service interruptions impacting our customers as well as equipment damage, which could significantly disrupt the normal business operations of our customers, harm our reputation and reduce our revenue. Any failure or downtime in one of the facilities that we operate impact mining rewards generated by us and reduce the profitability of our customers. The total destruction or severe impairment of any of the facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and negatively impact our revenue and profitability. The services we provide are subject to failures resulting from numerous factors, including:

•	power loss;

•	equipment failure;

•	human error or accidents;

•	theft, sabotage and vandalism;

•	failure by us or our suppliers to provide adequate service or maintain our equipment;

•	network connectivity downtime and fiber cuts;

•	service interruptions resulting from server relocation;

•	security breaches of our infrastructure;

•	improper building maintenance by us;

•	physical, electronic and cybersecurity breaches;

•	animal incursions;

•	fire, earthquake, hurricane, tornado, flood and other natural disasters;

•	extreme temperatures;

•	water damage;

•	public health emergencies; and

•	terrorism.
Moreover, service interruptions and equipment failures may expose us to potential legal liability. As our services are critical to our customers’ business operations, any disruption in our services could result in lost profits of or other indirect or consequential damages to our customers. Although our customer contracts typically contain provisions limiting our liability for breach of such agreements, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards, which would as a result have a material adverse effect on our business, financial condition and results of operations.
We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia, North Carolina and North Dakota and a significant disruption to operations in this region could have a material adverse effect our business, financial condition and results of operations.
A significant portion of our critical business operations are concentrated in Kentucky, Georgia, North Carolina and North Dakota. A significant disruption to facilities in this region could materially and adversely affect our operations. Additional facilities and development of new facilities, however, will require additional capital investment to reach full “build out.” An event beyond our control, including, but not limited to, an act of God (including, but not limited to, fires, explosions, earthquakes, drought, hurricanes, tidal waves, floods and other extreme weather events), war, hostilities (whether war is declared or not), acts of foreign enemies, embargo, rebellion, revolution, insurrection, military or usurped power, civil war, contamination by radioactivity or chemical weapon, riot, strikes, protests, lockouts, disorder, acts or threats of terrorism, pandemics or other catastrophic events that result in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Our success is dependent on the ability of our management team and our ability to attract, develop, motivate and retain other well-qualified employees, which may be more difficult, costly or time-consuming than expected.
Our success depends largely on the development and execution of our business strategy by our senior management team. We cannot assure you that our management will work well together, work well with our other existing employees or successfully execute our business strategy in the near-term or at all, which could have a material adverse effect on our business, financial condition and results of operations.
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled directors and other employees. In particular, it is difficult to locate experienced executives in our industry and offer them competitive salaries at this stage in our development. We may be unable to retain our directors, senior executives and key personnel or attract and retain new directors, senior executives and key personnel in the future, any of which could have a material adverse effect on our business, financial condition and results of operations.
Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business, which in turn could have a material adverse effect on our business, financial condition and results of operation.
We believe our success depends on the efforts and talent of our employees, including hosting facility design, construction management, operations, data processing, engineering, IT, risk management and sales and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.
In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business, financial condition and results of operations.
We may be vulnerable to security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
A party who is able to compromise the physical security measures protecting our hosting facilities could cause interruptions or malfunctions in our operations and misappropriate our property or the property of our customers. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, any assertions of alleged security breaches or systems failure made against us, whether true or not, could harm our reputation, cause us to incur substantial legal fees and have a material adverse effect on our business, financial condition and results of operations. Whether or not any such assertion actually develops into litigation, our management may be required to devote significant time and attention to dispute resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business. Any such resolution, including the resources exhausted in connection therewith, could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin exchange market since the launch of the Bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our assets.
We are subject to litigation risks.
We may be subject to litigation arising out of our operations. Damages claimed under such litigation may be material, and the outcome of such litigation may materially impact our operations, and the value of the common shares. While we will assess the merits of any lawsuits and defend such lawsuits accordingly, we may be required to incur significant expense or devote significant financial resources to such defenses. In addition, the adverse publicity surrounding such claims may have a material adverse effect on our operations.
We may be exposed to cybersecurity threats and hacks, which could have a material adverse effect on our business, financial condition and results of operations.
The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service
attacks, physical or electronic
break-ins,
employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our digital assets, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.
Rapid, significant and disruptive technological changes continue to impact our industry. The infrastructure at our hosting facilities may become less marketable due to demand for new processes and technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; (iii) new technology that permits higher levels of critical load and heat removal than our hosting facilities are currently designed to provide; (iv) an inability of the power supply to support new, updated or upgraded technology; and (v) a shift to more power-efficient transaction validation protocols. In addition, the systems that connect our hosting facilities to the Internet and other external networks may become insufficient, including with respect to latency, reliability and diversity of connectivity. We may not be able to adapt to changing technologies, identify and implement new alternatives successfully or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would have a material adverse effect on our business, financial condition and results of operations.
Even if we succeed in adapting to new processes and technologies, there is no assurance that our use of such new processes or technology would have a positive impact on our financial performance. For example, we could incur substantial additional costs if we needed to materially improve our hosting center infrastructure through the implementation of new systems or new server technologies that require levels of critical load and heat removal that our facilities are not currently designed to provide. In addition, if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins for the new offering. Therefore, the adaptation to new processes and technologies could result in lower revenue, lower margins and/or higher costs, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, our competitors or others might develop technologies that are more effective than our current or future technologies, or that render our technologies less competitive or obsolete. Further, many of our competitors may have superior financial and human resources deployed toward research and development efforts. We may not be able to effectively keep pace with relevant technological changes. If competitors introduce superior technologies for hosting operations or transaction processing, and we cannot make upgrades to our hardware or software to remain competitive, it could have a material adverse effect on our business, financial condition and results of operations.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we plan to devote significant resources to develop policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective against all types of risks, including unidentified or unanticipated risks, or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments.
We may infringe on third-party intellectual property rights or other proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations.
Our commercial success depends on our ability to operate without infringing third-party intellectual property rights or other proprietary rights. For example, there may be issued patents of which we are not aware that our services or products infringe on. Also, there may be patents we believe we do not infringe on, but that we may ultimately be found to by a court of law or government regulatory agency. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our services or products allegedly infringe on.
If a third party brings any claim against us based on third-party intellectual property rights and/or other proprietary rights, we will be required to spend significant resources to defend and challenge such claim, as well as to invalidate any such rights. Any such claim, if initiated against us, whether or not it is resolved in our favor, could result in significant expense to us, and divert the efforts of our technical and management personnel, which could have a material adverse effect on our business, financial condition and results of operations.

The further development and acceptance of cryptographic and algorithmic protocols governing transaction validation and the issuance of, and transactions in, digital assets are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of mined digital assets.
The use of digital assets to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The future of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry include, but are not limited to:

•	continued worldwide growth in the adoption and use of digital assets and blockchain technologies;

•	government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operations of digital asset transaction processing;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocols or similar digital asset systems;

•	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using fiat currencies;

•	general economic conditions and the regulatory environment relating to digital assets; and

•	negative consumer perception of digital assets, including digital assets specifically and digital assets generally.
A decline in the popularity or acceptance of digital assets could materially impact us or our potential hosting customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had U.S. federal and state net operating losses (“NOLs”) of approximately $46.6 million and $32.8 million, respectively, available to offset future taxable income, some of which begin to expire in 2033. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of U.S. federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. For instance, a lack of future taxable income would adversely affect our ability to utilize such NOLs before they expire.
In addition, under the Internal Revenue Code of 1986, as amended (the “
Code
”) substantial changes in our ownership may limit the amount of pre-change
NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As such, prior changes in our ownership or future changes in our ownership may limit our ability to utilize our NOLs. We have not yet determined the cumulative change in our ownership resulting from the Business Combination or any resulting limitations on our ability to utilize our NOLs or other tax attributes. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for U.S. federal or state tax purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOL carryforwards, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future taxable income. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we have taxable income.

We may not be able to adequately protect our intellectual property rights and other proprietary rights, which could have a material adverse effect on business, financial condition and results of operations.
We may not be able to obtain broad protection in the United States or internationally for all of our existing and future intellectual property and other proprietary rights, and we may not be able to obtain effective protection for our intellectual property and other proprietary rights in every country in which we operate. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial and operational resources. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation.
We may be required to spend significant resources to secure, maintain, monitor and protect our intellectual property rights and other proprietary rights. Despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. We may initiate claims, administrative proceedings and/or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights to enforce and/or maintain the validity of such rights. Any such action, if initiated, whether or not it is resolved in our favor, could result in significant expense to us, and divert the efforts of our technical and management personnel, which may have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Core’s Limited Operating History and Early Stage of Growth
We operate in a rapidly developing industry and have an evolving business model with a limited history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our business model has evolved in the past and continues to do so. We previously were engaged primarily in providing infrastructure hosting services to our commercial counterparties after being founded to engage in the business of verifying and confirming transactions on a blockchain, also known as transaction processing, or “mining.” Recently, we decided to substantially increase our focus on mining blockchain for our own account. As a result of our recent acquisition of Blockcap, we significantly expanded our self-mining operations. We may adjust our business model further from time to time, including trying to offer additional types of products or services, such as a blockchain application designed by us, blockchain services and other related businesses, or entering into strategic partnerships or acquisitions. We have generated limited revenue from such services, and we do not know whether any of them will be successful. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business strategy are likely to have similar effects. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. There can be no assurance that we will ever generate sufficient revenues or achieve profitably in the future or that we will have adequate working capital to meet our obligations as they become due.
We cannot be certain that our current business strategy or any new or revised business strategies will be successful or that we will successfully address the risks we face. In the event that we do not effectively evaluate future business prospects, successfully implement new strategies or adapt to our evolving industry, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete effectively against our current and future competitors, which could have a material adverse effect on our business, financial condition and results of operations.
The digital asset mining industry is highly innovative, rapidly evolving and characterized by healthy competition, experimentation, frequent introductions of new products and services and uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, that have greater financial and other resources and that focus on digital asset mining, including businesses focused on developing substantial Bitcoin mining operations. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.
We compete with a range of hosting providers and blockchain providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the blockchain industry, including technology companies, such as hyperscale cloud players, managed service providers and real estate investment trusts (“REITs”), some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Cloud offerings may also influence our customers to move workloads to cloud providers, which may reduce the services they obtain from us. Our current and future competitors may vary from us in size, service offerings and geographic presence.
Competition is primarily centered on reputation and track record; design, size, quality, available power and geographic coverage of hosting space; quality of installation and customer equipment repair services; relationships with equipment manufacturers and ability to obtain replacement parts; technical and software expertise; and financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do.
In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. As a result, some of our competitors may be able to:

•	identify and acquire desirable properties that we are interested in from developers;

•	offer hosting services at prices below current market rates or below the prices we currently charge our customers;

•	bundle colocation services with other services or equipment they provide at reduced prices;

•	develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.
We operate in a competitive market, and we face pricing pressure with respect to our hosting services. Prices for our hosting services are affected by a variety of factors, including supply and demand conditions and pricing pressures from our competitors. We may be required to lower our prices to remain competitive, which may decrease our margins and could have a material adverse effect on our business, financial condition and results of operations.
In addition, we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities similar to us, such as exchange-traded funds. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly. Such events could have a material adverse effect on our business, financial condition and results of operations and potentially the value of any digital assets we hold or expect to acquire for our own account.
We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.
As an early stage company with operations focused in the digital asset transaction processing industry, we have in the past experienced, and may in the future experience, difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary leasing and financial products and services, such as bank accounts, lines of credit, insurance and other related services, which are necessary for our operations. To the extent a significant portion of our business consists of digital asset transaction mining, processing or hosting, we may in the future continue to experience difficulty obtaining additional financial products and services on customary terms, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulatory Framework
If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:
it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a digital asset mining business. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above.
While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire or mine are securities, there is still some regulatory uncertainty on the subject, see “—
There is no one unifying
principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations
.” If certain digital assets, including Bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company. Similarly, if we were to acquire digital assets deemed investment securities to hold for our own account or to engage in certain transactions, such as loan or repurchase transactions, we could be deemed an inadvertent investment company.

If we were to be deemed an inadvertent investment company, we may seek to rely on Rule
3a-2
under the 1940 Act, which allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (b) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking no-action
relief or exemptive relief from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. As Rule
3a-2
is available to an issuer no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.
Finally, we believe we are not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment
company business.
The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our senior management team and materially and adversely affect our business, financial condition and results of operations.
Any change in the interpretive positions of the SEC or its staff with respect to digital asset mining firms could have a material adverse effect on us.
We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that digital assets, are securities. The SEC Staff has not provided guidance with respect to the treatment of these assets under the 1940 Act. To the extent the SEC Staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, as a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we may be limited in our ability to engage in digital asset mining operations or otherwise make certain investments or engage in certain transactions, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.
If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.
To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. For example, in August 2015, the New York State Department of Financial Services enacted the first U.S. regulatory framework for licensing participants in “virtual currency business activity.” The regulations, known as the “BitLicense,” are intended to focus on consumer protection and regulate the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibit any person or entity involved in such activity to conduct activities without a license.
Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.
There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.
As digital assets have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming digital assets illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.
Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force considers a digital asset as currency or an asset, and the U.S. Internal Revenue Service (the “IRS”) considers a digital asset as property and not currency. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.
Furthermore, in the several applications to establish an exchange traded fund (“ETF”) of digital assets, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate digital assets under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds. On April 20, 2021, the U.S. House of Representatives passed a bipartisan bill titled “Eliminate Barriers to Innovation Act of 2021” (H.R. 1602). If passed by the Senate and enacted into law, the bipartisan bill would create a digital assets working group to evaluate the current legal and regulatory framework around digital assets in the United States and define when the SEC may have jurisdiction over a particular token or digital asset (i.e., when it is a security) and when the U.S. Commodity Futures Trading Commission (the “CFTC”) may have jurisdiction (i.e., when it is a commodity).
If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. For example, while we do not anticipate engaging in digital asset-denominated loan transactions, we would be required to assess the application of, and comply with, federal securities laws in connection with those or similar transactions. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.
Current and future legislation and
SEC-rulemaking
and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other digital assets are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other digital assets may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions unless another exemption is available, including transacting in Bitcoin or digital assets among owners and require registration of trading platforms as “exchanges.”
Furthermore, the SEC may determine that certain digital assets or interests, for example tokens offered and sold in initial coin offerings (“ICO”), may constitute securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although, we do not intend to be engaged in the offer or sale of securities in the form of ICO offerings, and we do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets. The SEC, CFTC, Nasdaq, IRS or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities,” or ownership of “investment securities,” and we may be subject to regulation or registration requirements under various federal laws and related rules. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as subjecting us to regulation, or requiring registration, under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.
Regulatory changes or actions may restrict the use of digital assets or the operation of digital asset networks in a manner that may require us to cease certain or all operations, which could have a material adverse effect on our business, financial condition and results of operations.
Recently, there has been a significant amount of regulatory attention directed toward digital assets, digital asset networks and other industry participants by United States federal and state governments, foreign governments and self-regulatory agencies. For example, as digital assets such as bitcoin have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., FinCEN, the SEC, the CFTC and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and Bitcoin exchange markets.
In addition, local state regulators such as the Texas State Securities Board, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth, the New Jersey Bureau of Securities, the North Carolina Secretary of State’s Securities Division and the Vermont Department of Financial Regulation have initiated actions against, and investigations of, individuals and companies involved in digital assets.
Also, in March 2018, the South Carolina Attorney General Office’s Security Division issued a cease-and-desist
order against Genesis Mining and Swiss Gold Global, Inc., stating that both companies were to stop doing business in South Carolina and are permanently barred from offering securities in the state in the future since they offered unregistered securities via cloud mining contracts under the South Carolina Uniformed Securities Act of 2005, S.C. Code Ann. §
35-1-101,
et seq
. (the order against Genesis Mining was subsequently withdrawn).

Further, the North Carolina Secretary of State’s Securities Division issued in March 2018 a Temporary Cease and Desist Order against Power Mining Pool (made permanent pursuant to a Final Order on April 19, 2018), ordering it to cease and desist, among other things, offering “mining pool shares,” which were deemed “securities” under N.C. Gen. Stat.
78A-2(11),
in North Carolina until they are registered with the North Carolina Secretary of State or are offered for sale pursuant to an exemption from registration under the North Carolina Securities Act, N.C. Gen. Stat. Chapter 78A.
Additionally, we rely on third-party mining pool service providers for mining revenue payouts from our mining operation, and certain of our potential hosting customers could be involved in, or could issue, cloud mining contracts or mining pool shares, and any regulatory restrictions on their practices could significantly reduce demand for our hosting services. Furthermore, it is possible that laws, regulations or directives that affect digital assets, digital asset transaction processing or blockchain server hosting may change in a manner that may adversely affect our ability to conduct our business and operations in the relevant jurisdiction.
In addition, various foreign jurisdictions either have adopted or may adopt laws, regulations or directives that affect digital assets, digital asset networks and their users and hosting service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants and service providers outside of the United States and may therefore impede the growth of digital asset use. A number of countries, including India, China, South Korea and Russia, among others, currently have a more restrictive stance toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as digital asset transaction processing, in each of those countries. For example, in January 2018, several media publications reported that a Chinese multiagency government task force overseeing risk in Internet finance issued a notice ordering local authorities to guide the shutdown of digital asset transaction processing in China. However, the People’s Bank of China immediately refuted such reports, indicating that digital asset transaction processing is still permitted in China. As a result of such conflicting positions taken within the Chinese government, a number of digital asset transaction processing operators have moved their operations from China to other jurisdictions in order to build in more regulatory certainty in their operations.
Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade digital assets or to exchange digital assets for fiat currency. Ownership of, holding or trading in digital assets may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject digital asset mining companies to additional regulation.
By extension, similar actions by governments may result in the restriction of the acquisition, ownership, holding, selling, use or trading in the capital stock of digital asset mining companies, including our common stock. Such a restriction could result in us liquidating our digital asset inventory at unfavorable prices and may adversely affect our shareholders. The effect of any regulatory change, either by federal, state, local or foreign governments or any self-regulatory agencies, on us or our potential hosting customers is impossible to predict, but such change could be substantial and may require us or our potential hosting customers to cease certain or all operations and could have a material adverse effect on our business, financial condition and results of operations.
Current and future legislation and rulemaking regarding digital assets may result in extraordinary, non-recurring
expenses and could have a material adverse effect on our business, financial condition and results of operations.
Current and future legislation and rulemaking by the CFTC and SEC or other regulators, including interpretations released by a regulatory authority, may impact the manner in which digital assets are treated. For example, digital assets derivatives are not excluded from the definition of “commodity future” by the CFTC. Furthermore, according to the CFTC, digital assets fall within the definition of a commodity under the Commodities Exchange Act (the “CEA”) and as a result, we may be required to register and comply with additional regulations under the CEA, including additional periodic reporting and disclosure standards and requirements. We may also be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. If we are required to register with the CFTC or another governmental or self-regulatory authority, the scope of our business and operations may be constrained by the rules of such authority and we may be forced to incur additional expenses in the form of licensing fees, professional fees and other costs of compliance.
The SEC has issued guidance and made numerous statements regarding the application of securities laws to digital assets. For example, on July 25, 2017, the SEC issued a Report of Investigation (the “Report”) which concluded that tokens offered and sold by the Decentralized Autonomous Organization (“DAO”), a digital decentralized autonomous organization and investor-directed venture capital fund for digital assets, were issued for the purpose of raising funds. The Report concluded that these tokens were “investment contracts” within the meaning of Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, and therefore securities subject to the federal securities laws. In December 2017, the SEC issued a cease-and-desist
letter to Munchee Inc., ordering that the company stop its initial coin offering of MUN Tokens on the grounds that it failed to file a registration statement or qualify for an exemption from registration. Similar to the tokens issued by the DAO, the SEC found that the MUN Tokens satisfied the definition of an “investment contract,” and were therefore subject to the federal securities laws. In February 2018, both the SEC and CFTC further reiterated their concerns regarding digital assets in written testimony to the Senate Banking, Housing and Urban Affairs Committee. On March 7, 2018, the SEC released a “Statement on Potentially Unlawful Online Platforms for Trading Digital Assets,” and reiterated that, if a platform “offers trading of digital assets that are securities” and “operates as ‘exchange,’ as defined by the federal securities laws,” the platform must register with the SEC as a national securities exchange or be exempt from registration. The SEC’s statement serves as a notice to operators of any platforms, including secondary market trading platforms, which the SEC is actively monitoring for potentially fraudulent or manipulative behavior in the market for security tokens, as the SEC has cautioned recently in the context of ICOs. On November 16, 2018, the SEC released a “Statement on Digital Asset Securities Issuance and Trading,” and emphasized that market participants must adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. This has all been followed by additional statements and guidance form the SEC including no-action
letters relating to specific blockchain-based projects, and a Framework for “Investment Contract” Analysis of Digital Assets published by the Division of Corporation Finance on April 3, 2019. In an August 2021 interview, SEC Chairman Gensler signaled the SEC is contemplating a robust regulatory regime for digital assets and reiterated the SEC’s position that many digital assets are unregulated securities.
The SEC has been active in asserting its jurisdiction over ICOs and digital assets and in bringing enforcement cases. The SEC has directed enforcement activity toward digital assets, and more specifically, ICOs. In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called
ICOs purportedly backed by investments in real estate and diamonds (
see
Securities and Exchange Commission v. REcoin Group Foundation, LLC, et al., Civil Action NO.
17-cv-
05725 (E.D.N.Y, filed Sept. 29, 2017)). Subsequently, the SEC has filed several orders instituting cease-and-desist
proceedings against (i) Carrier EQ, Inc., d/b/a AirFox and Paragon Coin, Inc. in connection with their unregistered offerings of tokens (
see
CarrierEQ, Inc., Rel.
No. 33-10575
(Nov. 16, 2018) and Paragon Coin, Inc., Rel.
No. 33-10574
(Nov. 16, 2018), respectively), (ii) Crypto Asset Management, LP for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company (
see
Crypto Asset Management, LP and Timothy Enneking, Rel.
No. 33-10544
(Sept. 11, 2018)), (iii) TokenLot LLC for failing to register as a broker-dealer, even though it did not meet the definition of an exchange (
see
Tokenlot LLC, Lenny Kugel, and EliL. Lewitt, Rel.
No. 33-10543
(Sept. 11, 2018)) and (iv) EtherDelta’s founder for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange (
see
Zachary Coburn, Rel.
No. 34-
84553 (Nov. 8, 2018)).

On June 4, 2019, the SEC filed a complaint in the U.S. District Court for the Southern District of New York against Kik Interactive, Inc. with respect to its September 2017 offering of Kin. According to articles published by various news outlets, the SEC has allegedly issued numerous subpoenas and information requests to technology companies, advisers and individuals involved in the digital asset space and ICOs, as part of a broad inquiry into the digital asset market.
Recently, a number of proposed ICOs have sought to rely on Regulation A and have filed with the SEC a Form
1-A
covering a distribution of a digital token. Two such offerings were qualified in July 2019. In addition, some token offerings have been commenced as private securities offerings intended to be exempt from SEC registration. Further, the SEC has yet to approve for listing and trading any exchange-traded products (such as ETFs) holding digital assets. The SEC has taken various actions against persons or entities that have allegedly misused digital assets, engaged in fraudulent schemes (i.e., Ponzi scheme) and/or engaged in the sale of tokens that were deemed securities by the SEC.
Although our activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad. We cannot provide assurance as to whether the SEC will continue or increase its enforcement with respect to digital assets or ICOs, including taking enforcement action against any person engaged in the sale of unregistered securities in violation of the Securities Act or any person acting as an unregistered investment company in violation of the 1940 Act. Because the SEC has held that certain digital assets are securities based on the current rules and law, we may be required to register and comply with the rules and regulations under federal securities laws.
On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets under the law, including, but not limited to, whether digital assets will be classified as a security, commodity, currency and/or new or other existing classification. Such additional regulations may result in extraordinary, non-
recurring expenses, thereby materially and adversely affecting an investment in us. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain or all of our operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.
Federal or state agencies may impose additional regulatory burdens on our business. Changing laws and regulations and changing enforcement policies and priorities have the potential to cause additional expenditures, restrictions, and delays in connection with our business operations.
Federal and state laws and regulations may be subject to change or changes in enforcement policies or priorities, including changes that may result from changes in the political landscape and changing technologies. Future legislation and regulations, changes to existing laws and regulations, or interpretations thereof, or changes in enforcement policies or priorities, could require significant management attention and cause additional expenditures, restrictions, and delays in connection with our business operations.
Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In February

2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation suffer which would have a material adverse effect on our business, financial condition and results of operations.
We may be subject to risks associated with misleading and/or fraudulent disclosure or use by the creators of digital assets.
Generally, we rely primarily on a combination of white papers and other disclosure documents prepared by the creators of applicable digital assets, as well as on our management’s ability to obtain adequate information to evaluate the potential implications of transacting in these digital assets. However, such white papers and other disclosure documents and information may contain misleading and/or fraudulent statements (which may include statements concerning the creators’ ability to deliver in a timely fashion the product and/or service disclosed in their white papers and other disclosure documents) and/or may not reveal any unlawful activities by the creators. Recently, there has been an increasing number of investigations and lawsuits by the SEC and the CFTC involving digital asset creators for fraud and misappropriation, among other charges. Additionally, FinCEN has increased its enforcement efforts involving digital asset creators regarding compliance with anti-money laundering and Know-Your-Customer laws.
To the extent that any of these creators make misleading and/or fraudulent disclosures or do not comply with federal, state or foreign laws, or if we are unable to uncover all material information about these digital assets and/or their creators, we may not be able to make a fully informed business decision relating to our transacting in or otherwise involving such digital assets, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Digital Assets
Because there has been limited precedent set for financial accounting for bitcoin and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.
Because there has been limited precedent set for the financial accounting for bitcoin and other digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.
Digital assets exchanges and other trading venues are relatively new and, in some cases, partially unregulated and may therefore be more exposed to fraud and failure.
To the extent that digital asset exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, a reduction in digital asset prices could occur. Digital asset market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past three years, a number of Bitcoin exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.
Digital asset transactions are irrevocable and, if stolen or incorrectly transferred, digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could have a material adverse effect on our business, financial condition and results of operations.
Typically, digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the applicable network. Once a transaction has been confirmed and verified in a block that is added to the network blockchain, an incorrect transfer of a digital asset or a theft of a digital asset generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although transfers of any digital assets we hold will regularly be made to or from vendors, consultants, services providers, etc., it is possible that, through computer or human error, or through theft or criminal action, our digital assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party that has received our digital assets through error or theft, we will be unable to revert or otherwise recover our incorrectly transferred digital assets. To the extent that we are unable to seek redress for such error or theft, such loss could have a material adverse effect on our business, financial condition and results of operations.
We may not have adequate sources of recovery if the digital assets held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.
Certain digital assets held by us are stored using Bittrex, Inc. (“Bittrex”) and Coinbase Global, Inc. (“Coinbase”), each a third-party digital asset service. We believe that the security procedures that Bittrex and Coinbase utilize, such as dual authentication security, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our bitcoin and other digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Bittrex and Coinbase’s limited liability under its services agreement with us may limit our ability to recover losses relating to our bitcoin. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition and results of operations.
Losses relating to our business may be uninsured, or insurance may be limited.
Our hosting and colocation operations are subject to hazards and risks normally associated with the daily operations of hosting facilities. Currently, we maintain various insurance policies for business interruption for lost profits, property and casualty, public liability, commercial employee, workers’ compensation, personal property and auto liability. Our business interruption insurance for lost profits includes coverage for business interruptions, our property and casualty insurance includes coverage for equipment breakdowns and our commercial employee insurance includes employee group insurance. We believe our insurance coverage adequately covers the risks of our daily business operations. However, our current insurance policies may be insufficient in the event of a prolonged or catastrophic event. The occurrence of any such event that is not entirely covered by our insurance policies may result in interruption of our operations, subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services.
Additionally, it may not be possible, either because of a lack of available policies, limits on coverage or prohibitive cost, for us to obtain insurance of any type that would cover losses associated with our digital asset portfolio. In general, we anticipate that certain losses related to our business may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. We have obtained some limited coverage regarding our business, but if an uninsured loss occurs or a loss exceeds policy limits, it could have a material adverse effect on our business, financial condition and results of operations.
The digital assets held by us are not insured. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.
The impact of geopolitical, economic or other events on the supply of and demand for digital assets is uncertain, but could motivate large-scale sales of digital assets, which could result in a reduction in the price of such digital asset and could have a material adverse effect on our business, financial condition and results of operations.
As an alternative to fiat currencies that are backed by central governments, digital assets, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how this supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets likely would result in a reduction in the price of the subject digital asset and could have a material adverse effect on our business, financial condition and results of operations.
In addition, the price of digital assets may be affected by the buying and selling of a significant amount of digital assets by a holder, or a group of holders. For example, Mt. Gox’s bankruptcy trustee sold approximately $400 million of bitcoin and Bitcoin Cash between December 18, 2017 and February 5, 2018 in order to generate proceeds to repay bitcoin owners and creditors that experienced losses as a result of cyber-attacks against Mt. Gox. Similarly, Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, could sell a significant portion of his estimated 1 million bitcoin representing 5% of the total bitcoin in circulation today. Many believe that such sales created a downward pressure on the price of bitcoin. Any such similar events, or other unforeseen actions by holders of a significant amount of digital assets, could have a material adverse effect on our business, financial condition and results of operations.
Digital assets, including bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times and any mechanisms of increasing the scale of digital asset settlement may significantly alter the competitive dynamics in the market.
Digital assets face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling digital assets, and particularly bitcoin, is essential to the widespread acceptance of digital assets as a means of payment, which is necessary to the growth and development of our business.
Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding,” which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. For example, the Ethereum network is in the process of implementing software upgrades and other changes to its protocol, the so-called
Ethereum 2.0, which are intended to be a new iteration of the Ethereum network that changes its consensus mechanism from “proof of work” to “proof of stake” and incorporate the use of “sharding.” This version aims to address: a clogged network that can only handle limited number of transactions per second and the large consumption of energy that comes with the “proof of work” mechanism. This new upgrade is envisioned to be more scalable, secure, and sustainable, although it remains unclear whether and how it may ultimately be implemented.
There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements, such as the ongoing upgrades as part of Ethereum 2.0, may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of bitcoin and the price of our common stock. Any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.
The IRS and certain states have taken the position that digital assets are “property” for income tax purposes.
In early 2014, the IRS issued basic guidance on the tax treatment of digital assets. The IRS has taken the position that a digital asset is “property” instead of “currency” for income tax purposes. As such, general tax principles applicable to property transactions apply to the acquisition, ownership, use, and disposition of digital assets. This overall treatment creates a potential tax liability for, and potential tax reporting requirements applicable to, us in any circumstance where we mine or otherwise acquire, own, use, or dispose of a digital asset. In 2019, the IRS issued additional guidance specifically relating to the income tax consequences that could arise from a digital asset hard fork event in which a new unit of digital asset may or may not be received, and released frequently asked questions to address certain digital asset topics such as tax basis, gain, or loss on the sale or exchange of certain kinds of digital assets and how to determine the fair market value of such digital assets.
There is no guarantee that the IRS will not alter its position with respect to the taxation of digital assets, or that legislation or judicial determinations in the future will not result in a tax treatment of digital assets and transactions in digital assets for tax purposes that differs from the treatment described above. You are urged to consult your own tax advisor as to the tax implications of our acquisition, ownership, use, and disposition of digital assets. The taxation of digital assets for state, local, or
non-U.S.
tax purposes may not be the same as the taxation of digital assets for U.S. federal income tax purposes.
In addition, under the Tax Cuts and Jobs Act of 2017, as of January 1, 2018, “like-kind exchange” treatment does not apply to digital assets. This means that gain from the sale or exchange of digital assets cannot be deferred by undertaking an exchange of one type of virtual currency for another.
Certain states, including New York and New Jersey, generally follow IRS guidance with respect to the treatment of digital assets for state income tax purposes, but it is unclear if other states will do so. Transactions involving digital assets for other goods and services may also be subject to sales and use or similar taxes under barter transaction treatment or otherwise. The treatment of digital assets for state income tax and sales tax purposes may have negative consequences, including the imposition of a greater tax burden on investors in digital assets or a higher cost with respect to the acquisition, ownership, use, and disposition of digital assets generally. In either case, this could have a negative effect on prices in the relevant digital asset exchange market and could have a material adverse effect on our business, financial condition, and results of operations.

Non-U.S.
jurisdictions may also elect to treat digital assets in a manner that results in adverse tax consequences. To the extent a
non-U.S.
jurisdiction with a significant share of the market of digital asset owners or users imposes onerous tax burdens on such owners or users, or imposes sales, use, or value added tax on acquisitions and dispositions of digital assets for fiat currency, such actions could result in decreased demand for digital assets in such jurisdiction, which could impact the price of digital assets and have a material adverse effect on our business, financial condition, and results of operations.
Changes to, or changes to interpretations of, tax laws could have a material adverse effect on our business, financial condition, and results of operations.
All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing laws and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income
taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after-tax
returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be modified by legislative, judicial, or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that any tax authority or court will agree with any particular interpretation of the relevant laws.
In 2021, significant changes to U.S. federal income tax laws were proposed, including increasing the U.S. federal income tax rate applicable to corporations from 21% to 28% and changes implicating information reporting with respect to digital assets. Congress may include some of or all these proposals in future legislation. There is uncertainty regarding whether these proposals will be enacted and, if enacted, their scope, when they would take effect, and whether they would have retroactive effect.
State, local, and
non-U.S.
jurisdictions could impose, levy, or otherwise enforce tax laws against us. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition, and results of operations.
Concerns about greenhouse gas emissions and global climate change may result in environmental taxes, charges, assessments or penalties and could have a material adverse effect on our business, financial condition and results of operations.
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our hosting facilities. Any enactment of laws or promulgations of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition or results of operations.
Latency in confirming transactions on a network could result in a loss of confidence in the network, which could have a material adverse effect on our business, financial condition and results of operations.
Latency in confirming transactions on a network can be caused by a number of factors, such as transaction processors ceasing to support the network and/or supporting a different network. To the extent that any transaction processors cease to record transactions on a network, such transactions will not be recorded on the blockchain of the network until a block is solved by a transaction processor that does not require the payment of transaction fees or other incentives. Currently, there are no known incentives for transaction processors to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (for example, with respect to Bitcoin, a collective movement among transaction processors or one or more transaction processing pools forcing Bitcoin users to pay transaction fees as a substitute for, or in addition to, the award of new bitcoin upon the solving of a block), transaction processors could delay the recording and verification of a significant number of transactions on a network’s blockchain. If such latency became systemic, and sustained, it could result in greater exposure to double-spending transactions and a loss of confidence in the applicable network, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, increasing growth and popularity of digital assets, ICOs and security token offerings, as well as non-digital
asset
related applications that utilize blockchain technology on certain networks, can cause congestion and backlog, and as result, increase latency on such networks. An increase in congestion and backlogs could result in longer transaction confirmation times, an increase in unconfirmed transactions (that is, transactions that have yet to be included in a block on a network and therefore are not yet completed transactions), higher transaction fees and an overall decrease in confidence in a particular network, which could ultimately affect our ability to transact on that particular network and, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Significant or unexpected changes to our transaction processing operations may have a material adverse effect on our business, financial condition and results of operations.
We and our potential customers are engaged in the business of verifying and confirming transactions on a blockchain, also known as transaction processing, or “mining.” We may have to make changes to the specifications of our transaction processing operations for any number of reasons beyond our control (e.g., increased governmental and quasi-governmental regulation of blockchain-related digital assets; changes in methods of validating digital asset transactions; creation of new digital assets; general economic conditions; changes in consumer demographics and public tastes and preferences; and rising energy costs, among other reasons), or we may be unable to develop our transaction processing operations in a manner that realizes those specifications or any form of functioning and profitable transaction processing operations. Furthermore, it is still possible that our transaction processing operations may experience malfunctions, electrical power failure, hacking, cybersecurity breaches or otherwise fail to be adequately developed or maintained. Any of the above risks, which could also impact our potential hosting customers, may have a material adverse effect on our business, financial condition and results of operations.
Currently, we believe there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively sizable use by speculators, thus contributing to price volatility that could adversely affect an investment in our stock.
We believe digital assets have not yet gained widespread acceptance as a means of payment for goods and services by any major retail or commercial outlets. We believe a significant portion of the demand for digital assets is generated by speculators and investors, some of whom may have no knowledge of the inner workings of those assets. Certain of these investors may seek to profit from the short-term or long-term holding of digital assets, and thus, may contribute to digital asset price volatility. A lack of expansion in the use of digital assets in retail and commercial markets, or a contraction of such use, may result in increased price volatility of digital assets or a reduction in the market price of digital assets or in the demand for digital assets which would reduce the demand of our hosting and colocation services or in the value of the digital assets held by us, any of which could have a material adverse effect on our business, financial condition and results of operations.
Diversification of our business by investing in additional digital assets, financial instruments and businesses could require significant investment or expose us to trading risks.
The field of digital assets is constantly expanding with over 4,000 digital assets in existence as of January 2021. We intend to evaluate the potential for mining or investing in existing, new and alternative digital assets.

To the extent we elect to commence activities to generate digital assets, we would be required to invest our assets either to obtain mining equipment configured to generate digital assets based on a “proof of work” protocol or to post “stakes” to generate digital assets based on a “proof of stake” protocol. In addition, or in the alternative, we may trade its digital assets for other digital assets on centralized or decentralized exchanges. Optimization of such trades may vary depending on the exchange on which the trade is conducted because we may not have access to all exchanges on which such trades are available. Further, trading on centralized and decentralized exchanges may expose us to additional risks if such exchanges experience breaches of security measures, system errors or vulnerabilities, software corruption, hacking or other irregularities. Any new digital asset obtained through generation or trading may be more volatile or fail to increase in value compared to digital assets we currently hold. As a result, any investment in different digital assets may not achieve our goals, may be viewed negatively by analysts or investors and may negatively affect our revenues and results of operations.
If the transaction fees for recording digital assets in a blockchain increase, demand for digital assets may be reduced and prevent the expansion of the networks to retail merchants and commercial business, resulting in a reduction in the acceptance or price of digital assets.
As the number of digital assets awarded for solving a block in a blockchain decreases, the incentive for mining participants to contribute processing power to networks will transition from a set reward to transaction fees. In order to incentivize mining participants to continue to contribute processing power to the networks, the network may transition from a set reward to transaction fees earned upon solving for a block. If mining participants demand higher transaction fees to record transactions in a blockchain or a software upgrade automatically charges fees for all transactions, the cost of using digital assets may increase and the marketplace may be reluctant to accept digital assets as a means of payment. Existing users may be motivated to switch from one digital asset to another or back to fiat currency. Decreased use and demand for digital assets may adversely affect their value and result in a reduction in the value of our common stock.
If the award of new digital assets and/or transaction fees for solving blocks is not sufficiently high to incentivize transaction processors, such processors may reduce or cease expending processing power on a particular network, which could negatively impact the utility of the network, reduce the value of its digital assets and have a material adverse effect on our business, financial condition and results of operations.
As the number of digital assets rewarded to transaction processors for validating blocks in a network decreases, the incentive for transaction processors to continue contributing processing power to the network may shift toward transaction fees. Such a shift may increase the transaction fees on a network. Higher transaction fees may reduce the utility of a network for an end user, which may cause end users to reduce or stop their use of that network. In such case, the price of the relevant digital asset may decline substantially and could go to zero. Such reduced price and demand for, and use of, the relevant digital asset and network, either as it applies to our transaction processing services or to those of our potential hosting customers, may have a material adverse effect on our business, financial condition and results of operations.
As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network and could have a material adverse effect on our business, financial condition and results of operations.
Processing power on networks has been increasing rapidly over time while the rewards and transaction fees available on those networks tends to decline over time. In order to grow or maintain the revenue we generate from processing transactions on such networks, we are required to invest significant capital to acquire new computer servers, expand our power capacity and otherwise increase our effective processing power on such networks. In the event we are unable to invest sufficient capital to grow or maintain the level of our processing power on a network relative to the total processing power of such network, our revenue from the applicable network will decline over time and as a result, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, a decrease in the price of computer servers may result in an increase in transaction processors, which may lead to more competition for fees in a particular network. We are unable to predict the pace at which processing power is added to the network. In the event we are unable to realize adequate fees on a network due to increased competition, our revenue from the applicable network will decline over time and in turn, it could have a material adverse effect on our business, financial condition and results of operations.
We may only have limited control over our mining operation.
Our mining operation comprises blockchain mining technologies that depend on a network of computers to run certain software programs to solve complex transactions in competition with other mining operations and to process transactions. Because of this less centralized model and the complexity of our mining operation, we have limited control over the success of our mining operations. While we participate in mining pools to combine our mining operations with other mining participants to increase processing power to solve blocks, there can be no assurance that such pools will adequately address this risk.
Our reliance on third-party mining pool service providers for our mining revenue payouts may have a negative impact on our operations.
We utilize third party mining pools to receive our mining rewards from a given network. Mining pools allow mining participants to combine their processing power, which increases the chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. We are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin or other digital asset mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total power used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by a mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.
Malicious actors or botnet may obtain control of more than 50% of the processing power on the Bitcoin or other network.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin or other network, it may be able to alter the blockchain on which the Bitcoin or other network and most Bitcoin or other digital asset transactions rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude, or modify the ordering of transactions, though it could not generate new bitcoin or digital assets or transactions using such control. The malicious actor could “double-spend” its own bitcoin or digital assets (i.e., spend the same bitcoin or digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin or other network, or the Bitcoin or other community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.
Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely affect an investment us.
Transaction processing operators may sell a substantial amount of digital assets into the market, which may exert downward pressure on the price of the applicable digital asset and, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Transaction processing requires the investment of significant capital for the acquisition of hardware, leasing or purchasing space, involves substantial electricity costs and requires the employment of personnel to operate the data facilities, which may lead transaction processing operators to liquidate their positions in digital assets to fund these capital requirements. In addition, if the reward of new digital assets for transaction processing declines, and/or if transaction fees are not sufficiently high, profit margins for transaction processing operators may be reduced, and such operators may be more likely to sell a higher percentage of their digital assets. Whereas it is believed that individual operators in past years were more likely to hold digital assets for more extended periods, the immediate selling of newly transacted digital assets by operators may increase the supply of such digital assets on the applicable exchange market, which could create downward pressure on the price of the digital assets and, in turn, could have a material adverse effect on our business, financial condition and results of operations.
To the extent that the profit margins of digital asset mining operations are not high, mining participants are more likely to sell their earned bitcoin, which could constrain bitcoin prices.
Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application-specific integrated circuit (“ASIC”) servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets decline and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other digital assets we mine or otherwise acquire or hold for our own account.

The “halvening” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue as our customers may not have an adequate incentive to continue transaction processing and customers may cease transaction processing operations altogether, which could have a material adverse effect on our business, financial condition and results of operations.
Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halvening.” When the Bitcoin network was first launched, the reward for validating a new block was 50 bitcoin. In 2012, the reward for validating a new block was reduced to 25 bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 bitcoin, and in May 2020, the reward was further reduced to 6.25 bitcoin. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue transaction processing and may cease transaction processing operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halvening of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.
In addition, the reduction of rewards may reduce our profit margins, which could result in us selling a substantial portion of our digital assets, which are subject to high volatility. If we are forced to sell digital assets at low prices, it could have a material adverse effect on our business, financial condition and results of operations.
We intend to hold varying amounts of digital assets over time, and their value could be subject to inherent volatility. From time to time we have sold, and we may sell in the future, a portion of our digital assets to pay for costs and expenses, which has reduced, and may reduce in the future, the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
From time to time, we have sold, and we may sell in the future, a portion of our digital assets to pay for costs and expenses incurred, capital expenditures and other working capital, irrespective of then-current digital asset prices. Our past sales of digital assets have reduced the amount of digital assets we currently hold. We intend to hold varying amounts of digital assets over time, and their value could be subject to inherent volatility. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
Consequently, our digital assets may be sold at a time when the price is lower than it otherwise might be in the future, which could reduce the gain we might have realized on the sale of that digital asset at a different time. If we sell any digital assets in the future, the loss of potential realized gains from the sale of such digital assets could have a material adverse effect on our business, financial condition and results of operations.
Digital assets are subject to extreme price volatility. The value of digital assets is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently generate a small portion of our revenue from processing blockchain transactions, in return for which receive digital assets. In connection with our recent merger with Blockcap, we anticipate that a much larger portion of our revenue will come from processing blockchain transactions in the form of digital assets like Bitcoin. We believe the value of digital assets related to our business is dependent on a number of factors, including, but not limited to:

•	global digital asset supply;

•
global digital asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of digital assets as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure, and the regulatory restrictions on their use;

•	investors’ expectations with respect to the rate of inflation of fiat currencies;

•	investors’ expectations with respect to the rate of deflation of digital assets;

•	cyber theft of digital assets from online wallet providers, or news of such theft from such providers or from individuals’ online wallets;

•	the availability and popularity of businesses that provide digital asset-related services;

•	fees associated with processing a digital asset transaction;

•	changes in the software, software requirements or hardware requirements underlying digital assets;

•	changes in the rights, obligations, incentives, or rewards for the various participants in digital asset mining;

•	interest rates;

•	currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies;

•	fiat currency withdrawal and deposit policies on digital asset exchanges and liquidity on such exchanges;

•	interruptions in service or failures of major digital asset exchanges;

•	investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in digital assets;

•	momentum pricing;

•	monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	regulatory measures, if any, that affect the use of digital assets, restrict digital assets as a form of payment, or limit the purchase of digital assets;

•	global or regional political, economic or financial events and conditions;

•
expectations that the value of digital assets will change in the near or long term. A decrease in the price of a single digital asset may cause volatility in the entire digital asset industry and may affect other digital assets. For example, a security breach that affects investor or user confidence in bitcoin, ethereum, litecoin or another digital asset may affect the industry as a whole and may also cause the price of other digital assets to fluctuate; or

•	with respect to bitcoin, increased competition from other forms of digital assets or payments services.
Bitcoin and other digital assets have historically experienced significant intraday and long-term price volatility, significantly impacted by momentum pricing. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The market price for digital assets is determined using data from various digital asset exchanges, over-the-counter
markets, digital asset futures markets, derivative platforms and other digital asset investment vehicles. We believe that momentum pricing may have resulted, and may continue to result, in significant and rampant speculation regarding future appreciation (or depreciation) in the value of digital assets, inflating and making their market prices more volatile, even more so than with traditional asset classes, such as equities. In addition, there is currently growing but limited acceptance of digital assets in the retail and commercial marketplace, as compared to the demand generated by investors seeking a long-term value retention or by speculators seeking to profit from the short- or long-term holding of such digital assets, which may contribute to their extreme levels of price volatility.

Even if shareholders are able to hold their common stock for the long-term, their common stock may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. Investors should be aware that there is no assurance that bitcoin or other digital assets will maintain their long-term value in terms of future purchasing power or that the acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow. If the price of bitcoin or other digital assets declines, we expect our profitability to decline.
Any loss or destruction of a private key required to access a digital asset of ours is irreversible. We also may temporarily lose access to our digital assets.
Digital assets are each accessible and controllable only by the possessor of both the unique public key and private key associated with the digital asset, wherein the public and private keys are held in an offline or online digital wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is available, we will be unable to access the applicable digital asset associated with that private key and the private key cannot be restored. As a result, any digital assets associated with such key could be irretrievably lost. Any loss of private keys relating to digital wallets used to store the applicable digital assets could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may temporarily lose access to our digital assets as a result of software or systems upgrades or maintenance. In this case, we would likely rely on third parties to assist in restoring our access, and we cannot provide any assurance that such third parties will be able to restore access on a timely basis, or at all. Any temporary loss, if it occurs, could have a material adverse effect on our business, financial condition and results of operations.
Intellectual property rights claims may adversely affect the operation of any or all of the networks.
Third parties may assert intellectual property rights claims relating to the operation of digital assets and the holding and transfer of such assets. Regardless of the merit of any intellectual property rights claims or other legal action, any threatened action that reduces confidence in the long-term viability of any or all of the networks or other similar peer-to-peer
networks, or in the ability of
end-users
to hold and transfer digital assets, may have a material adverse effect on our business, results of operations and financial condition. Additionally, a meritorious intellectual property rights claim could prevent us and other end-users
from holding or transferring the digital assets, which could have a material adverse effect on our business, financial condition and results of operations.
A soft or hard fork on a network could have a material adverse effect on our business, financial condition and results of operations.
The rules governing a network’s protocol are subject to constant change and, at any given time, there may be different groups of developers that can modify a network’s protocol. As network protocols are not sold and their use does not generate revenues for their development teams, the core developers are generally not compensated for maintaining and updating the network protocols. Consequently, there is a lack of financial incentive for developers to maintain or develop networks and the core developers may lack the resources to adequately address emerging issues with network protocols. Although the Bitcoin and other leading networks are currently supported by core developers, there can be no guarantee that such support will continue or be sufficient in the future. To the extent that material issues arise with the Bitcoin or another network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the networks may be adversely affected.
Any individual can download the applicable network software and make any desired modifications that alter the protocols and software of the network, which are proposed to developers, users and transaction processors on the applicable network through software downloads and upgrades, typically posted to development forums such as GitHub.com. Such proposed modifications can be agreed upon, developed, adopted and implemented by a substantial majority of developers, transaction processors and users, which, in such event, results in a “soft fork” or “hard fork” on the relevant network. A “soft fork” occurs when an updated version of the validating protocol is still “backwards compatible” with previous versions of the protocol. As a result, non-upgraded
network participants with an older version of the validating protocol will still recognize new blocks or transactions and may be able to confirm and validate a transaction; however, the functionality of the non-upgraded
network participant may be limited. Thus,
non-upgraded
network participants are incentivized to adopt the updated version of the protocol. The occurrence of a soft fork could potentially destabilize transaction processing and increase transaction and development costs and decrease trustworthiness of a network.
A “hard fork” occurs when the updated version of the validating protocol is not “backwards compatible” with previous versions of the protocol, and therefore, requires forward adoption by network participants in order to recognize new blocks, validate and verify transactions and maintain consensus on the relevant blockchain. Since the updated version of the protocol is not backwards compatible, a hard fork can cause the relevant blockchain to permanently diverge into two separate blockchains on a network. For example, in the case of Bitcoin, a hard fork created two new digital assets: Bitcoin Cash and Bitcoin Gold. The value of a newly created digital asset from a hard fork (“forked digital asset”) may or may not have value in the long-run
and may affect the price of other digital assets if interest and resources are shifted away from previously existing digital assets to the forked digital asset. The value of a previously existing digital asset after a hard fork is subject to many factors, including the market reaction and value of the forked digital asset and the occurrence of other soft or hard forks in the future. As such, the value of certain digital assets could be materially reduced if existing and future hard forks have a negative effect on their value.
If a soft fork or hard fork occurs on a network, which we or our hosting customers are processing transactions or hold digital assets in, we may be required to upgrade our hardware or software in order to continue our transaction processing operations, and there can be no assurance that we may be able to make such upgrades. A soft fork or hard fork in a particular digital asset that we process could have a negative effect on the value of that digital asset and could have a material adverse effect on our business, financial condition and results of operations.
The digital assets held by us may be subject to loss, damage, theft or restriction on access, which could have a material adverse effect on our business, financial condition or results of operations.
There is a risk that some or all of the digital assets held or hosted by us could be lost, stolen or destroyed. We believe that the digital assets held or hosted by us and our mining operation will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Our security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of one of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our digital asset accounts, private keys, data or digital assets. Although we implement a number of security procedures with various elements such as two-factor
verification, segregated accounts and secured facilities and plan to implement the maintenance of data on computers and/or storage media that is not directly connected to, or accessible from, the internet and/or networked with other computers (“cold storage”) to minimize the risk of loss, damage and theft, and we update such security procedures whenever reasonably practicable, we cannot guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God.
Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As technological change occurs, the security threats to our bitcoin will likely adapt and previously unknown threats may emerge. Our ability to adopt technology in response to changing security needs or trends may pose a challenge to the safekeeping of our digital assets. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack.
Any of these events could expose us to liability, damage our reputation, reduce customer confidence in our services and otherwise have a material adverse effect on our business, financial condition and results of operations. Furthermore, we believe that as our assets grow, we may become a more appealing target for security threats, such as hackers and malware. If an actual or perceived breach of our digital asset accounts occurs, the market perception of our effectiveness could be harmed.
The digital assets held by us are not subject to FDIC or SIPC protections.
We do not hold our digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and to date, neither the FDIC nor the SIPC has extended any such protections to depositors of digital assets. Accordingly, our digital assets are not subject to the protections by FDIC or SIPC member institutions and any loss of our digital assets could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to maintain our competitive position as digital asset networks experience increases in total network hash rate.
As the relative market prices of a digital asset, such as Bitcoin, increases, more companies are encouraged to mine for that digital asset and as more miners are added to the network, its total hash rate increases. In order for us to maintain its competitive position under such circumstances, we must increase our total hash rate by acquiring and deploying more mining machines, including new miners with higher hash rates. There are currently only a few companies capable of producing a sufficient number of machines with adequate quality to address the increased demand. If we are not able to acquire and deploy additional miners on a timely basis, our proportion of the overall network hash rate will decrease and we will have a lower chance of solving new blocks which will have an adverse effect on our business and results of operations.
To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in us.
To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Bitcoin users to pay transaction fees as a substitute for or in addition to the award of new Bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain.
Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could have a material adverse effect on our business, prospects, financial condition, and operating results.
Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future, OFAC or another regulator, may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.
Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.
Legacy Core identified material weaknesses in its internal control over financial reporting. Such material weaknesses may result in material misstatements of Core’s financial statements or cause it to fail to meet its periodic reporting obligations. Core may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control over financial reporting. In connection with the audit of Legacy Core’s consolidated financial statements for the year ended December 31, 2020, Legacy Core and its independent registered public accounting firm identified material weaknesses in its internal control over financial reporting related to insufficient accounting and supervision with respect to the appropriate level of technical accounting experience and appropriate processes and procedures to assess and apply the relevant accounting framework, particularly in new or non-routine areas, and a lack of appropriate communication and recordkeeping, particularly related to equity transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. With the oversight of our senior management and audit committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including hiring additional key supporting accounting personnel with public company reporting and accounting operations experience. In addition, we are formalizing inter-departmental communication, including establishing appropriate standing and ad hoc committees and enhancing electronic document storage for key financial transactions. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control.
While we implement our plan to remediate the material weaknesses described above, we cannot predict the success of such plan or the outcome of its assessment of these plans at this time. If our steps are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence, and the value of its common stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in our internal control over financial reporting or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. The failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of its financial statements, causing us to fail to meet its reporting obligations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, in addition to the material weaknesses we currently have, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form
10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, and do not qualify as an emerging growth company or smaller reporting company with revenues of less than $100 million. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Common Stock. For more information as it relates to the risk controls, please see “
—Legacy Core identified material weaknesses in its internal control over financial reporting. Such material weaknesses may result in material misstatements of Core’s financial statements or cause it to fail to meet its periodic reporting obligations. Core may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.
”
Risks Related to Ownership of Our Securities and Other General Matters
An active trading market for our Common Stock may never develop or be sustained.
Our Common Stock is listed on the Nasdaq under the symbol “CORZ.” However, we cannot assure you that an active trading market for our Common Stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Common Stock will develop or be maintained, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.
The trading price of our Common Stock may be volatile, and you could lose all or part of your investment.
The trading price of our Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock as you might be unable to sell your shares at or above the price you paid for those shares. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	volatility in the price of bitcoin and other digital assets;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Common Stock by us or our stockholders, including any sales as a result of the waiver of lock-up restrictions that went into effect in March 2022;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
We may issue additional securities, including shares of common stock underlying warrants or as a result of the conversion of convertible notes or the exercise of options or RSUs. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock.
Future sales, or the perception of future sales, could cause the market price of our Common Stock to drop significantly, even if our business is doing well.
The sale of our securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Pursuant to our second amended and restated bylaws (the “Bylaws”) and certain lock-up agreements
entered into prior to the consummation of the Business Combination by and among Core and the stockholders and employees signatories thereto, certain stockholders of Core, including Legacy Core’s stockholders and the Sponsor, which held approximately 90.7% and 2.6%, respectively, of our outstanding Common Stock as of the closing of the Business Combination, agreed that, with respect to our Common Stock (including securities convertible into our Common Stock) held by Legacy Core’s stockholders, through the date that is 180 days after the closing of the Business Combination, with respect to the Private Placement Warrants and any of our Common Stock issuable upon the exercise of the Private Placement Warrants, through the date that is 30 days after the closing of the Business Combination, and, with respect to the Founder Shares, through the date that is one year after the closing of the Business Combination, subject to certain exceptions, to not, without the prior written consent of the our board of directors, among other things, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly any shares of our Common Stock, the Private Placement Warrants, our Common Stock issuable upon the exercise of the Private Placement Warrants, as applicable, held by the respective parties.
The above-referenced
lock-up
restrictions on our Common Stock issuable upon the exercise of the Private Placement Warrants expired on February 18, 2022, the 30 th
day following the Business Combination. In addition,

as previously announced, on February 24, 2022, our board of directors unanimously approved a complete waiver and release of the lock-up
restrictions under the Bylaws and the comparable contractual lock-up
restrictions pursuant to the
lock-up
agreements, effective March 10, 2022. As a result, 282,311,836 shares of our Common Stock became eligible for sale in the public market at the opening of trading on March 10, 2022 (subject to trading limitations on shares held by affiliates of the Company, compliance with securities laws, continued vesting of any unvested equity awards as of such date, and the Company’s insider trading policy).
These lock-up
parties are no longer restricted from selling our securities held by them, other than by applicable securities laws.
In connection with the Business Combination, XPDI’s existing registration rights agreement was amended and restated to: (i) provide that we file a registration statement to register for resale of the securities held by the parties thereto under the Securities Act and (ii) afford each such party “piggyback” registration rights with respect to any underwritten offerings by the other stockholders and by us.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, particularly after expiration of the above-mentioned lock-up periods
and the registration of the resale of our securities discussed above. These sales, or the perception in the market that members of our management or holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock and the Warrants.
Because we have not conducted an underwritten offering of our securities, no underwriter has conducted due diligence of our business, operations or financial condition or reviewed the disclosure herein.
Section 11 of the Securities Act (“Section 11”) imposes liability on parties, including underwriters, involved in a securities offering if the registration statement contains a materially false statement or material omission. To effectively establish a due diligence defense against a cause of action brought pursuant to Section 11, a defendant, including an underwriter, carries the burden of proof to demonstrate that he or she, after reasonable investigation, believed that the statements in the registration statement were true and free of material omissions. In order to meet this burden of proof, underwriters in a registered offering typically conduct extensive due diligence of the registrant and vet the registrant’s disclosure. Such due diligence may include calls with the issuer’s management, review of material agreements, and background checks on key personnel, among other investigations.
Because we became publicly traded through a business combination with XPDI, a SPAC (as defined below), rather through an underwritten offering of its ordinary shares, no underwriter has conducted diligence on Legacy Core or XPDI in order to establish a due diligence defense with respect to the disclosure presented herein. If such investigation had occurred, certain information herein may have been presented in a different manner or additional information may have been presented at the request of such underwriter.
XPDI identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect Core’s ability to report its results of operations and financial condition accurately and in a timely manner.
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
As described elsewhere in this Report, XPDI identified a material weakness in its internal control over financial reporting relating to the classification of a portion of the Class A common stock in permanent equity rather than temporary equity, as further described herein. Specifically, XPDI’s management concluded that its control around the interpretation and accounting for certain complex features of the shares of Class A common stock and warrants issued by XPDI was not effectively designed or maintained. This material weakness resulted in the restatement of XPDI’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, XPDI’s management concluded that its internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 September 30, 2021 and December 31, 2021.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on
Form S-3or
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). The Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement (as defined below) governing our warrants initially issued by XPDI. As a result of the SEC Statement, XPDI reevaluated the accounting treatment of its 8,625,000 Public Warrants and 6,266,667 Private Placement Warrants, which were initially issued by XPDI, a SPAC, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on XPDI’s unaudited condensed balance sheets previously filed with the SEC are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain
or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our condensed financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant). Please see the description of our public warrants included in Exhibit 4.13 to this Report. If and when the public warrants become redeemable by us, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants as described above could force you to (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor, the anchor investors or their permitted transferees.
We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our Common Stock, which could cause you to lose some or all of your investment.
Factors outside of Legacy Core’s control may arise at any time. As a result of these factors, Core may be forced to later write-down or write-off
assets, restructure operations or incur impairment or other charges that could result in Core reporting losses. Even though these charges may be non-cash
items and therefore not have an immediate impact on Core’s liquidity, the fact that Core could report charges of this nature could contribute to negative market perceptions about Core or its securities. In addition, charges of this nature may cause Core to be unable to obtain future financing on favorable terms or at all.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Common Stock may be lower as a result.
Certain provisions of our second amended and restated certificate of incorporation (the “Charter”) and our Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	limiting the persons who may call special meetings of stockholders;

•	limiting the ability of stockholders to act by written consent; and

•	Our board of directors have the express authority to make, alter or repeal the Bylaws.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
These anti-takeover provisions could make it more difficult or frustrate or prevent a third party to acquire our company, even if the third party’s offer may be considered beneficial by many of our stockholders. Additionally, the provisions may frustrate or prevent any attempts by our stockholders to replace or remove its current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of its management. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our Common Stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Common Stock to decline.
Core’s management has limited experience in operating a public company. The requirements of being a public company may strain Core’s resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than Core anticipates.
As a public company, and particularly after we are no longer an “emerging growth company” or a “smaller reporting company,” we will continue to incur significant legal, accounting and other expenses that Legacy Core did not incur as a private company. Core is subject to the reporting requirements of the Exchange Act, and is required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Core’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, Legacy Core’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, Core expects to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when Core is no longer an “emerging growth company” or a “smaller reporting company” with revenues of less than $100 million. Core will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase its operating expenses. Moreover, Core could incur additional compensation costs in the event that it decides to pay cash compensation closer to that of other publicly listed companies, which would increase its general and administrative expenses and could materially and adversely affect its profitability. Core will evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs Core may incur or the timing of such costs.
Core’s executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Core may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Core’s management will need to continually assess its staffing and training procedures to improve its internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that Core will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase our operating costs in future periods.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq, are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Core intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
The provision of our Charter requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.
The Charter provides that the Court of Chancery of the State of Delaware (or, if and only if, the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if, all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall be the sole and exclusive forum for the following claims or causes of action brought under Delaware statutory or common law: (1) any derivative claim or action brought on our behalf; (2) any claim or cause of action asserting a breach of fiduciary duty by any of our current or former director, officer or other employee; (3) any claim or cause of action asserting a claim against us arising out of, or pursuant to, the DGCL, the Charter or the Bylaws; (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Charter or the Bylaws (including any right, obligation, or remedy thereunder); (5) any claim or cause of action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or (6) any claim or cause of action asserting a claim against us or any of its directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. The aforementioned provision will not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such a provision. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or our directors, officers, or other employees, which may discourage lawsuits against us or our directors, officers and other employees. If a court were to find either exclusive-forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Core qualifies as an “emerging growth company” within the meaning of the Securities Act, and if it takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, such decision could make Core’s securities less attractive to investors and may make it more difficult to compare Core’s performance to the performance of other public companies.
Core qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, Core is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in Core’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, Core’s stockholders may not have access to certain information they may deem important. Core will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the Initial Public Offering, (b) in which Core has total annual gross revenue of at least $1.07 billion or (c) in which Core is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates
exceeds $700.0 million as of the prior June 30th and (2) the date on which Core has issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. We cannot predict whether investors will find Core’s securities less attractive because of its reliance on these exemptions. If some investors find Core’s securities less attractive as a result of Core’s reliance on these exemptions, the trading prices of Core’s securities may be lower than they otherwise would be, there may be a less active trading market for Core’s securities and the trading prices of Core’s securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but that any such an election to opt out is irrevocable. Core has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located at 210 Barton Springs Rd., Austin, Texas 78704. We also lease approximately 9,177 square feet of commercial office space in Bellevue, Washington pursuant to operating leases that expire June 30, 2022. In addition, we maintain operations in owned facilities in North Carolina, Georgia, North Dakota and Kentucky, with approximately 497MW of operating electric power as of January 31, 2022. We lease at a nominal amount with an option to purchase our facility in North Dakota. In October 2021, we announced the entry of an agreement with the City of Denton, Texas and an affiliate of Tenaska Energy, Inc. to develop a blockchain data center in Denton, Texas, which became operational in February 2022 with an initial operating capacity approaching 22 MW and is expected to have 300MW of power capacity when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park. We believe that our facilities are suitable to meet our current and anticipated near term needs. We continually explore the acquisition and development of additional facilities to support our anticipated future growth.
Item 3. Legal Proceedings
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
XPDI’s Class A common stock, public warrants and units (consisting of one share of Class A common stock and one-fourth
of one public warrant) were historically listed on the Nasdaq Capital Market under the symbols “XPDI,” “XPDIW,” and “XPDIU,” respectively. On January 19, 2022, the units automatically separated into the component securities and, as a result, no longer trade as a separate security. On January 20, 2022, the Common Stock and public warrants began trading on the Nasdaq Global Select Market under the new trading symbols “CORZ” and “CORZW,” respectively.
As of the Closing Date and following the completion of the Business Combination, the Company had 317,279,900 shares of Common Stock issued and outstanding held of record by approximately 498 holders, and 20,991,129 warrants (consisting of (i) 8,625,000 shares underlying XPDI’s public warrants, (ii) 6,266,667 shares underlying XPDI’s private placement warrants and (iii) 6,099,462 shares underlying warrants held by Legacy Core investors) outstanding held of record by approximately 13 holders.
As a result of the Business Combination, all of XPDI’s Class A common stock and Class B common stock automatically converted into shares of Common Stock on a one-for-one
basis. XPDI’s public warrants and private placement warrants became warrants to purchase Common Stock.
On March 28, 2022, there were 368 holders of record of our Common Stock and one holder of record of our public warrants. We believe a substantially greater number of beneficial owners hold shares of Common Stock or public warrants through brokers, banks or other nominees.
Dividends
The Company has not paid dividends on its common stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Company’s board of directors. It is the present intention of the Company’s board of directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, XPDI did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, XPDI’s stockholders approved the Core Scientific, Inc. 2021 Equity Incentive Plan and Core Scientific, Inc. 2021 Employee Stock Purchase Plan, which became effective immediately upon the closing of the Business Combination. The Company has also assumed all outstanding awards under the Core Scientific, Inc. (f/k/a Mineco Holdings, Inc.) 2018 Omnibus Incentive Plan, as amended.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
None other than as previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None other than as previously reported.

Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Item to “Core,” “we,” “us,” “our” and similar terms refer to Core Scientific Holding Co. and its subsidiaries prior to the consummation of the Business Combination and Core Scientific, Inc. (f/k/a Power & Digital Infrastructure Acquisition Corp.) and its subsidiaries after the consummation of the Business Combination. References to “XPDI” refer to the predecessor registrant prior to the consummation of the Business Combination. The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of XPDI’s results of operations and financial condition. This discussion and analysis should be read together with the audited consolidated financial statements and related notes of XPDI that are included elsewhere in this Report.. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”
Overview
During the year ended December 31, 2021 and prior to the Business Combination, XPDI was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report.
Following the Business Combination, Core is a
best-in-class
large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide hosting services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021, and 497MW as of January 31, 2022. We mine Bitcoin, Ethereum and other digital assets for third-party hosting customers and for our own account at our six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1). In addition, in October 2021, we announced the entry of an agreement with the City of Denton, Texas and an affiliate of Tenaska Energy, Inc. to develop our seventh facility, a blockchain data center in Denton, Texas, which became operational in February 2022 with an initial operating capacity approaching 22 MW and is expected to have 300MW of power when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park.
Our Business Model After the Business Combination
Company Overview
Core is a blockchain technology company with industrial scale digital asset mining, equipment sales and hosting operations. Our operations are currently conducted in the United States at state-of-the-art
facilities specifically designed and constructed for housing advanced mining equipment, which utilize non- or low carbon emitting sources for over 50% of our energy requirements as of December 31, 2021. The Company’s primary business is self-mining and hosting third-party equipment used in mining of digital asset coins and tokens, including bitcoin. Core continues to evaluate investments in related blockchain technologies and ancillary businesses.
Our rapidly growing digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. While the Company sells or exchanges a portion of the digital assets it mines to fund its growth strategies or for general corporate purposes, we will hold a portion of our digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more efficient medium of exchange than traditional fiat currencies. Following the Blockcap acquisition, Core significantly expanded its self-mining operation and consequently reevaluated its digital asset investment policy. In 2021, the Company adopted an investment policy pursuant to which an investment committee consisting of corporate officers use common risk management techniques to manage our assets in light of specified liquidity criteria. Liquidity will be maintained through management of a portfolio of money market instruments, obligations of the U.S. government, bank deposits, commercial paper, and certain digital asset currencies and digital asset instruments, each of which must satisfy certain risk criteria. The investment committee will retain the discretion to manage these approved investment instruments, including digital asset currencies and instruments, in accordance with the investment policy, which may involve opportunistic sales or conversions of digital asset currencies and instruments in light of market and other conditions.
As one of the largest blockchain hosting providers in North America, we focus on clients with large- scale deployments and provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security as well as our proprietary software platforms, MinderTM and MinderOSTM, which provide infrastructure management and custom firmware that boost performance and energy efficiency. Our blockchain business is one of the only large-scale vertically integrated digital asset mining and blockchain infrastructure and hosting solutions business in North America.
Our proprietary data centers in North Carolina, Georgia, Kentucky and North Dakota are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. These facilities have long-term power contracts at approximately 457MW of power as of December 31, 2021, and 497MW as of January 31, 2022. In addition, we opened a new facility in Denton, Texas in February 2022 with an initial operating capacity approaching 22 MW and expect to achieve full capacity of 300MW when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost
engineering and power designs. Our North Dakota facility is expected to benefit from our operational mining experience and techniques to maximize operational efficiency. As the demand for digital assets increases and digital assets become more widely accepted, there is an increasing demand for professional-grade, scalable infrastructure to support growth of the blockchain ecosystem. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
Segments
We have two operating segments: “Equipment Sales and Hosting” which consists primarily of our blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining” consisting of digital asset mining for our own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for our hosting services which are recurring in nature. Equipment sales revenue is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers when they are unable to obtain them otherwise. The digital asset mining operation segment generates revenue from operating our owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, we receive digital currency assets.
Mining Equipment
We own and host specialized computers (“miners”) configured for the purpose of validating transactions on multiple digital asset network blockchains (referred to as, “mining”), predominantly the Bitcoin network.

Substantially all of the miners we own and host were manufactured by Bitmain and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchains using the
256-bit
secure hashing algorithm
(“SHA-256”)
in return for bitcoin digital asset rewards.
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We pre pay a significant portion of the purchase price for these new miners as partially refundable deposits, with delivery scheduled to occur in monthly installments through December 2022, and the remainder of the purchase price for these new miners is payable in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement.
Performance Metrics
Hash Rate
Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the S17 and S19 miners Core and its customers use to mine bitcoin. These ASIC chips are designed specifically to maximize the rate of hashing operations.
Network Hash Rate
In digital assets mining, hash rate is a measure of the processing speed by a mining computer for a specific digital asset. A participant in a blockchain network’s mining function has a hash rate total of its miners seeking to mine a specific digital asset and, system-wide, there is a total hash rate of all miners seeking to mine each specific type of digital asset. A higher total hash rate relative to the system-wide total hash rate generally results over time in a corresponding higher success rate in digital asset rewards as compared to mining participants with relatively lower total hash rates.
However, as the relative market price for a digital asset, such as bitcoin, increases, more users are incentivized to mine that digital asset, which increases the network’s overall hash rate. As a result, a mining participant must increase its total hash rate in order to maintain its relative possibility of solving a block on the network blockchain. Achieving greater hash rate power by deploying increasingly sophisticated miners in ever greater quantities has become one of the Bitcoin mining industry’s great sources of competition. Our goal is to deploy a powerful fleet of self- and hosted-miners, while operating as energy-efficiently as possible.
Impact of
COVID-19
In March 2020, the World Health Organization declared the global outbreak of
COVID-19
to be a pandemic. We continue to closely monitor the impact of
COVID-19.
COVID-19
has had and continues to have an adverse impact on our business and operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Risk Factors” included elsewhere in this Report for more information.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

It also allocated funds for the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by
COVID-19.
In April 2020, Legacy Core received a loan of $2.2 million from the PPP through the SBA. The loan was unsecured and bore interest at a rate per annum of 1% and monthly payments of principal were to begin in July 2021. The loan was due in full in April 2022, however in July 2021, Legacy Core repaid the loan in full.
We are unable to predict the full impact that the
COVID-19
pandemic, including variant strains of
COVID-19,
will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the United States. However,
COVID-19,
including variant strains of
COVID-19,
is not expected to result in any significant changes in costs going forward. We will continue to monitor the performance of our business and assess the impacts of COVID-19 and the emergence of new variant strains of
COVID-19,
including potential constraints on the supply of new miners.
Key Factors Affecting Our Performance After the Business Combination
Market Price of Digital Assets
Our business is heavily dependent on the spot price of bitcoin, as well as other digital assets. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.
Our financial performance and continued growth depend in large part on our ability to mine for digital assets profitably and to attract customers for our hosting services. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services, may harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Over time, we have observed a positive trend in the total market capitalization of digital assets which suggests increased adoption. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
Network Hash Rate
Our business is not only impacted by the volatility in digital asset prices, but also by increases in the digital asset, primarily Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.
Difficulty
The increase in digital assets, primarily, Bitcoin difficulty and hash rate reduces the mining proceeds of the equipment proportionally and eventually requires Bitcoin miners to upgrade their mining equipment to remain profitable and compete effectively with other miners.
The table below provides a summary of the impact to revenue from the increase or decrease in the market price of Bitcoin, difficulty and our hash rate. The impact to revenue in each scenario assumes only one driver increases or decreases and all others are held constant.

Impact to Revenue
Driver	Increase in Driver	Decrease in Driver
Market Price of Bitcoin	Favorable	Unfavorable
Difficulty	Unfavorable	Favorable
Core Scientific Hash Rate	Favorable	Unfavorable
Halvening
Further affecting the industry, and particularly for the Bitcoin blockchain, the digital asset reward for solving a block is subject to periodic incremental halvening. Halvening is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof of work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halvening.”
For bitcoin, our most significant digital asset to which the majority of our mining power is devoted, the reward was initially set at 50 bitcoin currency rewards per block. The Bitcoin blockchain has undergone halvening three times since its inception as follows: (1) on November 28, 2012 at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halvening for the Bitcoin blockchain is anticipated to occur in early 2024 at block 840,000. This process will repeat until the total amount of bitcoin currency rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of bitcoin and the other digital assets we mine for, and potential increases or decreases in prices in advance of or following a future halvening are unknown.
Electricity Costs
Electricity cost is the major operating cost for the mining fleet, as well as for the hosting services provided to customers and related parties. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control.
Equipment Costs
As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new miners.
Similarly, as bitcoin prices have risen, we have observed a significant increase in the demand for miners. As a result, at times, we may obtain Bitmain miners and other hardware from Bitmain or from third parties at higher prices, to the extent they are available. For example, in the second half of 2020 and continuing into 2021, we have observed a significant appreciation in the market price of bitcoin, as well as an increase in the per-unit
price of the new Bitmain Antminer model
S19-Pro
and
S19j-Pro
miners we purchased during this same period. While we cannot know definitively if these two phenomena are linked, we have seen a measurable increase in the prices for new miners offered by Bitmain.
Our Customers
In addition to factors underlying our mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. On July 30, 2021, we acquired an existing hosting customer, Blockcap, and thereby increased our self-mining operations.
Our business environment is constantly evolving, and digital asset miners can range from individual enthusiasts to professional mining operations with dedicated data centers. The Company competes with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost
electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.
At present, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.
We believe, based on available data, that the trend of increasing market prices for bitcoin and other major digital assets we observed beginning in the third fiscal quarter of calendar year 2020 has resulted in an increase in the scale and sophistication of competition in the digital asset mining industry, with new entrants and existing competitors gaining access to substantial capital resources to build larger and larger mining operations. If this trend of increasing market prices for bitcoin and other digital assets continues, which has occurred (though with significant volatility) throughout calendar year 2021, we believe many new and existing competitors may be encouraged to build or expand their Bitcoin mining operations.
Despite this trend, we believe, based on available data and assuming full deployment of the miners we have ordered from Bitmain, we have and will continue to maintain a competitive hash rate capacity among both public and private Bitcoin miners. However, to remain competitive in our evolving industry, both against new entrants into the market and existing competitors, we anticipate that we will have to continue to expand our existing miner fleet by purchasing the latest generation of miners, as well as innovating to develop and implement new technologies and mining solutions.
We believe that our integrated blockchain service portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out
and ready power along with our MinderTM software layer represent meaningful competitive advantages favorable to our business.
Differentiation, Innovation and Expansion of Our Platform
Our investments in research and development drive differentiation of our service offerings, core technology innovation and our ability to bring new products to market.
We believe that we differentiate ourselves by offering premium products and services including our ability to manage our electricity sourcing, construct proprietary passive cooled data centers, and enable the efficient performance of commercially available mining equipment through our management software.
We intend to continue to invest in our research and development capabilities to extend our platform management and software solutions across the blockchain in order to manage our mining fleet more efficiently, expand within existing accounts, and gain new customers by offering differentiated blockchain products and services.
Grow Our
Go-to-Market
and Partnership Ecosystem
In addition to the activities of our sales organization, our success in our mining business as well as in retaining and attracting new customers will depend on our ability to expand our ecosystem of strategic partners.
For blockchain, strategic partners include OEM manufacturers of mining equipment, including Bitmain and others. Our blockchain business requires access to the latest generation miners. Our management team constantly evaluates current and future hardware for reliability, performance, and cost efficiency. These partnerships enable at-scale
access to new equipment at competitive prices, which in turn helps secure the profitability of our fleet for the long term as well as provide our customers access to leading-edge mining technology.

Regulation
Our financial prospects and continued growth depend in part on our ability to continue to operate in a compliant manner with all rules and regulations. Our business is subject to the oversight of numerous regulatory agencies in the United States and other jurisdictions. Our strategy is to continue to invest in our finance, legal, compliance, and security functions in order to remain at the forefront of crypto policy initiatives and regulatory trends. As the industry matures, we may experience fluctuations in our operating results as a result of changes in the law and regulations that are applicable to our business, which may limit our ability to support new blockchains and digital assets, onboard customers, and offer our products and services across jurisdictions.
Strategic Acquisitions and Investments
We intend to continue growing our platform through strategic acquisitions and investments. We plan to acquire and invest in companies with complementary products and technologies. Our strategic acquisitions may affect our future financial results. We will also continue to enter into strategic partnerships with various companies to scale our business, provide best-in-class
blockchain infrastructure and hosting to our clients, grow our digital asset mining practice, and pioneer innovative financial products and services through blockchain technology.
2021 Acquisitions
In July 2021, we acquired Blockcap, a Nevada corporation engaged in the business of digital asset mining and through its subsidiary, RADAR, an early stage company focused on technology enhancement and development in the digital asset industry. Pursuant to the Core/Blockcap merger agreement, each eligible share of Blockcap was converted into shares of Core common stock in accordance with a determined ratio, and Blockcap was merged with a wholly owned subsidiary of Legacy Core. As a result of the merger we acquired for self-mining all of the digital asset mining machines owned by Blockcap and hosted by us in our facilities. As a result, the existing hosting agreement between Legacy Core and Blockcap was terminated. We intend to utilize RADAR’s business assets and the technical expertise of its principals in enhancing our existing blockchain mining technology and software and in further strengthening our leadership position and value creation potential through the development of DeFi products and services.
2020 Acquisitions
Through December 31, 2020 we have completed and substantially integrated two asset acquisitions primarily related to software and patents, Atrio and RStor. We routinely evaluate potential acquisitions that align with our growth strategy. Our acquisitions in any period may impact the comparability of our results with prior and subsequent periods. The integration of acquisitions also requires dedication of substantial time and resources, and we may never fully realize synergies and other benefits that we expect.
Recent Developments
Pursuant to the terms of the Merger Agreement and that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Legacy Core, Merger Sub 3 and Blockcap, the Business Combination was effected by (i) the merger of Merger Sub with and into Legacy Core, which occurred on January 19, 2022, with Legacy Core surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Legacy Core with and into XPDI, which occurred on January 20, 2022, with XPDI surviving the Second Merger and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3, with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” In connection with the consummation of the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc.

In connection with the Special Meeting and the Business Combination, holders of 12,347,077 of the 34,500,000 then-outstanding shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123,483,147.34.
As a result of the Business Combination, all of the Class A common stock and Class B common stock automatically converted into shares of Common Stock on a one-for-one
basis. The public warrants and private placement warrants became warrants to purchase Common Stock.
Results of Operations of XPDI
XPDI’s entire activities since inception through December 31, 2021 related to its formation and the preparation for the IPO, and since the closing of the IPO, identifying a target company for a prospective initial business combination and consummating the Business Combination. As of December 31, 2021, XPDI had neither engaged in any operations nor generated any revenues. XPDI generated non-operating income
in the form of interest income on cash and cash equivalents and on marketable securities held in a trust account (the “Trust Account”). XPDI incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and merger and acquisition expenses in connection with completing its initial business combination.
For the year ended December 31, 2021, XPDI had a net loss of approximately $32.5 million, which consisted of a non-operating
loss from changes in fair value of derivative warrant liabilities of approximately $26.2 million and operating losses of approximately $5.2 million, comprised of approximately $4.8 million of general and administrative expenses, $220,000 of related party general and administrative expenses and approximately $200,000 of franchise tax expenses, partially offset by approximately $35,000 of income from investments held in Trust Account.
For the period from December 29, 2020 (inception) through December 31, 2020, we had cash and deferred offering costs of approximately $15,000.
Liquidity and Capital Resources of XPDI
On February 9, 2021, XPDI consummated its IPO of 34,500,000 units, at $10.00 per unit, including 4,500,000 units (the “over-allotment units”) issued pursuant to the full exercise by the underwriters of their over-allotment option, generating total gross proceeds of $345.0 million and incurring offering costs of approximately $19.2 million, inclusive of approximately $12.1 million in deferred underwriting commissions. Simultaneous with the consummation of the IPO, pursuant to the securities subscription agreements that XPDI entered into with the Sponsor and the anchor investors, XPDI completed the private sale of an aggregate of 6,266,667 private placement warrants, at a price of $1.50 per private placement warrant, generating total proceeds of $9.4 million (the “Private Placement”).
Upon the closing of the IPO and the Private Placement on February 12, 2021, $345.0 million ($10.00 per unit) of the net proceeds of the sale of the units in the IPO, including proceeds from the sale of the over-allotment units and certain of the proceeds from the sale of the private placement warrants, were deposited into the segregated Trust Account, with Continental Stock Transfer & Trust Company, acting as trustee, and approximately $2.5 million of such net proceeds were deposited in XPDI’s operating account to pay expenses in connection with the closing of the IPO and for working capital following IPO.
As of December 31, 2021, XPDI had approximately $0.9 million in its operating bank account, and working capital deficit of approximately $2.7 million. Subsequent to December 31, 2021, XPDI used such funds not held in the Trust Account structuring, negotiating and consummating its initial business combination.
Prior to the Business Combination, XPDI’s liquidity needs were satisfied through (i) a payment of $25,000 by the Sponsor to cover certain offering costs in exchange for the issuance of the founder shares to the Sponsor and

(ii) the loan under a promissory note with the Sponsor of approximately $90,000 and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account. XPDI fully repaid the promissory note on February 15, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, XPDI’s officers, directors and initial stockholders were permitted, but were not obligated, to provide XPDI working capital loan(s) as may have been required. As of December 31, 2021 and 2020, there were no amounts outstanding under any working capital loan, and no working capital loans were provided in connection with the Business Combination.
Contractual Obliga
tions of XPDI
Administrative Services Agreement
Commencing on the effective date of the registration statement for the IPO through the earlier of the consummation of its initial business combination and liquidation, XPDI agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space and administrative and support services. XPDI incurred $220,000 in “General and administrative expenses—related party” in the accompanying audited statement of operations for the year ended December 31, 2021 related to such services. The administrative services agreement was terminated upon the consummation of the Business Combination.
Advisory Services Agreements
In September and October of 2021, XPDI entered into advisory services agreements with four unaffiliated financial advisors, pursuant to which payments of up to $0.8 million in the aggregate was paid upon the closing of the merger in the first quarter of 2022.
Registration Rights
The holders of founder shares, private placement warrants and warrants that may have been issued upon conversion of working capital loans, if any (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares), were entitled to registration rights pursuant to that certain Registration Rights Agreement, dated February 9, 2021, signed upon the consummation of the IPO (the “Registration Rights Agreement”). These holders were entitled to certain demand and “piggyback” registration rights. However, the Registration Rights Agreement provided that XPDI would not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up
period. Under the Registration Rights Agreement, XPDI were obligated to bear the expenses incurred in connection with the filing of any such registration statement.
On the Closing Date, the Registration Rights Agreement was amended and restated, and XPDI, certain persons and entities receiving shares of Common Stock pursuant to the Merger Agreement, the anchor investors and the Sponsor entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). The A&R Registration Rights Agreement provides for customary “demand” and “piggyback” registration rights for certain stockholders. Under the A&R Registration Rights Agreement, stockholders party to the A&R Registration Rights Agreement may request to sell all or any portion of their registrable securities in an underwritten offering under the terms and conditions set forth in the A&R Registration Rights Agreement. The A&R Registration Rights Agreement also provides that Core will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.
Underwriting Agreement
XPDI granted the underwriters a
45-day
option from the date of the final prospectus that formed a part of the registration statement for the IPO to purchase the over-allotment units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. On February 12, 2021, the underwriters fully exercised their option to purchase the over-allotment units. The underwriters did not earn any upfront underwriting commission in connection with 2,760,000 units, including the 2,405,700 units sold to the anchor investors. Except for those units, the underwriters were entitled to an underwriting discount of $0.20 per unit sold in the IPO on 31,740,000 units, or approximately $6.3 million, paid upon the closing of the IPO. An additional fee of $0.35 per unit sold in the IPO, or approximately $12.1 million in the aggregate, would be payable to the underwriters for deferred underwriting commissions. The deferred fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that we completed a business combination, subject to the terms of the underwriting agreement.
On the Closing Date, the deferred fee was paid from the amounts held in the Trust Account.
Critical Accounting Policies Before the Business Combination
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as being our critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. Management evaluates all of XPDI’s financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic
815-40,
“Derivatives and Hedging—Contracts in Entity’s Own Stock” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at
the end of each reporting period.
The 8,625,000 public warrants issued in the IPO and the 6,266,667 private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in XPDI’s statements of operations. The initial estimated fair value of the public warrants is measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the private placement warrants are measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the private placement warrants is based on the listed price in an active market for such warrants.
Shares of Class
 A Common Stock Subject to Possible Redemption
We account for shares of our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of our Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.
Effective with the closing of the IPO (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of share, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the public warrants and the private placement warrants to purchase an aggregate of 14,891,667 shares of Class A common stock in the calculation of diluted income (loss) per share, because the exercise of such warrants is contingent upon future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current U.S. generally accepted accounting principles.
ASU 2020-06 also
removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted
ASU 2020-06 on
January 1, 2021. Adoption of
ASU 2020-06 did
not impact our financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying audited financial statements of XPDI included in this Report.
Off-Balance Sheet
Arrangements
As of December 31, 2021, we did not have
any off-balance sheet
arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
Critical Accounting Policies After the Business Combination
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
Hosting and Equipment Sales
We may enter into contracts with more than one performance obligation. For example, we regularly enter into contracts that include both hosting services, for which revenue is recognized as services are performed on a consumption basis, and sales of computer equipment to those same customers, for which revenue is recognized at the point in time when control of the equipment is transferred to the customer (typically at the start of the contract period). For these contracts, revenue is recognized based on the relative standalone selling price of each performance obligation in the contract. The determination of the standalone selling price for contracts that involve more than one performance obligation can have a significant impact on the timing of revenue recognition and may require significant judgment, such as when the selling price of a good or service is not readily observable.
Stock-Based Compensation
We used Black-Scholes to evaluate our awards, and will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.
In addition, for awards with performance conditions, primarily restricted stock unit awards, we recognize the estimated fair value of the awards based on management’s judgment as to whether or not it is probable that the performance conditions will be achieved.
Common Stock Valuations
In valuing the fair value of our common stock, we use the most observable inputs available. We use the market approach, which estimates the value of our business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to our expected financial results.
When observable inputs are not available, we may use the income approach. This approach typically projects cash flows for the forecast period and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on management’s earnings forecasts.
Applying these valuation and allocation approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses and cash flows, as well as discount rates, valuation multiples, the selection of comparable public companies and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation as of each valuation date and may have a material impact on the valuation of the Company’s common stock and common stock warrants issued with the Company’s debt and equity instruments.

Business Combinations and Goodwill
The total purchase price of any of our acquisitions is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions around the valuation of our common stock at the time of the acquisition.
We do not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. As of December 31, 2020 and 2019, the carrying amount of Goodwill was $58.2 million. There were no accumulated impairment losses as of January 1, 2019, and no impairment losses were recorded for the years ended December 31, 2020 and 2019.
Long-Lived Assets
We test long-lived assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
In April 2019, management approved a plan to actively market and sell certain digital currency mining equipment. In April 2019, we recognized an impairment loss of $0.9 million representing the excess of the equipment’s carrying value over its estimated fair value less costs to sell, based on a quotation for the salvage value of the equipment. We completed the sale in October 2019. For the years ended December 31, 2020 and 2019, we recognized losses of $2 thousand and $0.6 million, respectively, on sales of property, plant and equipment, primarily digital currency mining equipment. We have included these amounts for impairments of long-lived assets and losses on disposals of property, plant and equipment within general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss.
Digital Currency Assets
Our digital currency assets are accounted for as intangible assets with indefinite useful lives. We initially recognize digital currency assets that are received as digital asset mining income based on the fair value of the digital currency assets. Digital currency assets that are purchased in an exchange of one digital currency asset for another digital currency asset are recognized at the fair value of the asset received. The Company recognizes realized gains or losses when digital currency assets are sold in an exchange for other digital currency assets or for cash using a first-in
first-out
method of accounting. For the years ended December 31, 2020 and 2019, we recognized net gains of $0.1 million and $0.4 million, respectively, on sales of digital currency assets. We classified digital currency assets within current assets because we expected to sell the assets shortly after acquisition. We classify cash flows from digital currency assets within cash flows from operating activities.

Foreign Currency and Exchange Risk
Substantially all revenue and operating expenses are denominated in U.S. dollars.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data
Reference is made to
Pages F-1
throu
gh F-22
comprising a portion of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Information required by this item is set forth under Item 4.01 of our Current Report on
Form 8-K
filed with the SEC on January 24, 2022, which information is incorporated herein by reference.
Item 9a. Controls and Procedures
Disclosure Controls and Procedures
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

As of December 31, 2021, as required by
Rules 13a-15
and
15d-15
under the Exchange Act, XPDI’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of XPDI’s disclosure controls and procedures. Based upon their evaluation, XPDI’s Chief Executive Officer and Chief Financial Officer concluded that XPDI’s disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in XPDI’s internal control over financial reporting relating to its classification and measurement of certain complex equity and equity-linked financial instruments, as further described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, XPDI’s management has concluded that XPDI’s control around the interpretation and accounting for certain complex features of the shares of Class A common stock and warrants issued by XPDI was not effectively designed or maintained. This material weakness resulted in the restatement of XPDI’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there was no change in XPDI’s internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co.	8-K	001-40046	2.1	July 21, 2021

2.2†	First Amendment to Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co.	S-4/A	333-258720	2.2	October 4, 2021

2.3†	Second Amendment to Agreement and Plan of Merger and Reorganization, by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., and Core Scientific Holding Co.	8-K	001-40046	2.1	December 30, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Core Scientific, Inc.	8-K	001-40046	3.1	January 24, 2022

3.2	Second Amended and Restated Bylaws of Core Scientific, Inc.	8-K	001-40046	3.2	January 24, 2022

4.1	Specimen Unit Certificate.	S-1	333-252355	4.1	January 22, 2021

4.2	Specimen Class A Common Stock Certificate.	S-1	333-252355	4.2	January 22, 2021

4.3	Specimen Warrant Certificate.	S-1	333-252355	4.3	January 22, 2021

4.4*	Specimen Common Stock Certificate.

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and Power & Digital Infrastructure Acquisition Corp.	8-K	001-40046	4.1	February 12, 2021

4.6	Assignment, Assumption and Amendment Agreement by and among Power & Digital Infrastructure Acquisition Corp., Core Scientific Holding Co., Continental Stock Transfer & Trust Company, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A.	8-K	001-40046	4.2	January 24, 2022

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

4.7†	Secured Convertible Note Purchase Agreement, dated as of April 19, 2021, by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent.	S-1	333-262596	4.5	February 9, 2022

4.8	First Amendment to Secured Convertible Note Purchase Agreement, dated as of April 22, 2021, by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent.	S-1	333-262596	4.6	February 9, 2022

4.9	Form of Secured Convertible Promissory Note (included in Exhibit 4.7).	S-1	333-262596	4.7	February 9, 2022

4.10†	Convertible Note Purchase Agreement by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent, dated August 20, 2021.	S-4/A	333-258720	4.7	November 19, 2021

4.11	First Amendment to Convertible Note Purchase Agreement by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent dated September 23, 2021.	S-4/A	333-258720	4.8	November 19, 2021

4.12	Form of Convertible Promissory Note (included in Exhibit 4.10 hereto).	S-4/A	333-258720	4.9	November 19, 2021

4.13*	Description of registered securities.

10.1	Sponsor Agreement, dated as of July 20, 2021, among Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC and the other parties thereto.	8-K	001-40046	10.1	July 21, 2021

10.2	Form of Support Agreement.	8-K	001-40046	10.2	July 21, 2021

10.3	Form of Lock-Up Agreement.	S-4/A	333-258720	10.23	October 4, 2021

10.4	Registration and Stockholder Rights Agreement between Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC, the Anchor Investors and certain directors of Power & Digital Infrastructure Acquisition Corp.	8-K	001-40046	10.3	February 12, 2021

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

10.5	Amended and Restated Registration Rights Agreement by and among Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC, Core Scientific Holding Co., and other parties thereto, dated January 19, 2022.	8-K	001-40046	10.2	January 24, 2022

10.6+	Form of Indemnification Agreement.	S-4/A	333-258720	10.30	November 19, 2021

10.7+	Core Scientific, Inc. (f/k/a MineCo Holdings, Inc.) 2018 Omnibus Incentive Plan.	S-4	333-258720	10.13	August 11, 2021

10.8+	First Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.21	August 11, 2021

10.9+	Second Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.22	August 11, 2021

10.10+	Third Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.23	August 11, 2021

10.11+	Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.24	August 11, 2021

10.12+	Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.25	August 11, 2021

10.13+	Nonqualified Option Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan.	S-4	333-258720	10.26	August 11, 2021

10.14+	Core Scientific, Inc. 2021 Equity Incentive Plan.	8-K	001-40046	10.8	January 24, 2022

10.15+	Form of Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2021 Equity Incentive Plan.	S-4/A	333-258720	10.26	October 4, 2021

10.16+	Form of Stock Option Agreement underlying the Core Scientific, Inc. 2021 Equity Incentive Plan.	S-4/A	333-258720	10.27	October 4, 2021

10.17+	Core Scientific, Inc. Employee Stock Purchase Plan.	8-K	001-40046	10.11	January 24, 2022

10.18+	Letter Agreement by and between Michael Trzupek and Core Scientific, Inc., dated September 14, 2020.	S-4	333-258720	10.15	August 11, 2021

10.19+	Letter Agreement by and between Todd DuChene and Core Scientific, Inc., dated December 15, 2018.	S-4	333-258720	10.16	August 11, 2021

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

10.20+	Amended and Restated Employment Agreement by and between Michael J. Levitt and Core Scientific Holding Co., dated October 10, 2021.	S-4/A	333-258720	10.28	November 19, 2021

10.21+	Employment Agreement by and between Darin Feinstein and Core Scientific Holding Co., dated October 10, 2021.	S-4/A	333-258720	10.29	November 19, 2021

10.22+	Non-Employee Director Compensation Policy of Core Scientific, Inc.	S-4/A	333-258720	10.14	November 19, 2021

10.23#	Industrial Power Contract by and between Murphy Electric Power Board and BCV 77, LLC, dated December 15, 2017, as assigned and assumed on February 19, 2018.	S-4	333-258720	10.3	August 11, 2021

10.24†	Interruptible Power Product Agreement by and between Murphy Electric Power Board and Core Scientific Holding Co., dated August 30, 2018.	S-4	333-258720	10.4	August 11, 2021

10.25#	Investment Credit Agreement by and among Core Scientific Holding Co., Murphy Electric Power Board and the Tennessee Valley Authority, dated October 10, 2018.	S-4	333-258720	10.5	August 11, 2021

10.26#	Master Services Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated June 25, 2018.	S-4	333-258720	10.6	August 11, 2021

10.27†#	Electric Service Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated June 10, 2019.	S-4	333-258720	10.7	August 11, 2021

10.28†#	Amended and Restated Electric Service Agreement by and between American Property Acquisitions VII, LLC and The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia, dated October 11, 2018 (Industrial South Premises).	S-4	333-258720	10.8	August 11, 2021

10.29†#	Amended and Restated Electric Service Agreement by and between American Property Acquisitions VII, LLC and The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia, dated October 11, 2018 (Boring Drive Property).	S-4	333-258720	10.9	August 11, 2021

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

10.30†#	Firm Power Contract by and between Core Scientific Holding Co. and the Tennessee Valley Authority, dated March 12, 2019, as amended on April 30, 2020 and February 25, 2021.	S-4	333-258720	10.10	August 11, 2021

10.31	Interruptible Power Product Agreement by and between Core Scientific Holding Co. and the Tennessee Valley Authority, dated April 28, 2020.	S-4	333-258720	10.11	August 11, 2021

10.32	Form of Sales and Purchase Agreement by and between Core Scientific and Bitmain Technologies Limited and affiliates.	S-4	333-258720	10.12	August 11, 2021

16.1	Letter from Marcum LLP.	8-K	001-40046	16.1	January 24, 2022

21.1	List of Subsidiaries.	8-K	001-40046	21.1	January 24, 2022

24.1*	Power of Attorney (included on signature page of this Annual Report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#
Portions of this Exhibit (indicated with [***]) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2022

CORE SCIENTIFIC, INC.

/s/ Michael Levitt
Name: Michael Levitt
Title: Chief Executive Officer and Co-Chair of the Board of Directors
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Levitt, Michael Trzupek and Todd DuChene, and each of them, as his or her true and lawful attorneys-in-fact
and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact
and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Michael Levitt Michael Levitt	Chief Executive Officer and Co-Chair of the Board ( Principal Executive Officer )	March 30, 2022

/s/ Michael Trzupek Michael Trzupek	Executive Vice President and Chief Financial Officer ( Principal Financial Officer )	March 30, 2022

/s/ Brian Neville Brian Neville	Chief Accounting Officer ( Principal Accounting Officer )	March 30, 2022

/s/ Darin Feinstein Darin Feinstein	Chief Vision Officer and Co-Chair of the Board	March 30, 2022

/s/ Jarvis Hollingsworth Jarvis Hollingsworth	Director	March 30, 2022

Name	Position	Date

/s/ Matt Minnis Matt Minnis	Director	March 30, 2022

/s/ Stacie Olivares Stacie Olivares	Director	March 30, 2022

/s/ Kneeland Youngblood Kneeland Youngblood	Director	March 30, 2022

CORE SCIENTIFIC, INC. (f/k/a Power & Digital Infrastructure Acquisition Corp.)
INDEX
TO
FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 668)	F- 2
Financial Statements:
Balance Sheets as of December 31, 2020 and 2021	F- 3
Statements of Operations for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (inception) Through December 31, 2020	F- 4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (inception) Through December 31, 2020	F- 5
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from December 29, 2020 (inception) Through December 31, 2020	F- 6
Notes to Financial Statements	F- 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Core Scientific, Inc.
(f/k/a Power & Digital Infrastructure Acquisition Corp.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core Scientific, Inc. (f/k/a Power & Digital Infrastructure Acquisition Corp.) (the “Company”) as of December 31, 2021

and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum

LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 30, 2022

CORE SCIENTIFIC, INC.
(Formerly Power & Digital Infrastructure Acquisition Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$970,876	$—
Prepaid expenses	363,105	—

Total current assets	1,333,981	—
Investments held in Trust Account	345,034,536	—
Deferred offering costs	—	15,000

Total Assets	$346,368,517	$15,000

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$263,119	$—
Accrued expenses	3,748,930	400
Franchise tax payable	200,000	—

Total current liabilities	4,212,049	400
Derivative warrant liabilities	49,291,420	—
Deferred underwriting commissions	12,075,000	—

Total liabilities	65,578,469	400
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.00 per share	345,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(64,210,815)	(10,400)

Total stockholders’ equity (deficit)	(64,209,952)	14,600

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$346,368,517	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

F-
3

CORE SCIENTIFIC, INC.
(Formerly Power & Digital Infrastructure Acquisition Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For The Period From December 29, 2020 (inception) through December 31, 2020

General and administrative expenses	$4,793,992	$10,400
General and administrative expenses—related party	220,000	—
Franchise tax expenses	199,600	—

Loss from operations	(5,213,592)	(10,400)
Change in fair value of derivative warrant liabilities	(26,263,920)	—
Offering costs associated with derivative warrant liabilities	(1,055,577)	—
Income from investments held in Trust Account	34,536	—

Net loss	$(32,498,553)	$(10,400)

Weighted average shares outstanding of Class A common stock, basic and diluted	30,530,137	—

Basic and diluted net loss per share, Class A common stock	$(0.83)	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	8,495,548	7,500,000 (1)

Basic and diluted net loss per share, Class B common stock	$(0.83)	$(0.00)

(1) This number excludes an aggregate of up to 1,125,000 Class B common stock subject to forfeiture if the over-allotment
option is not exercised in full or in part by the underwriters. (see Note 4).
The accompanying notes are an integral part of these consolidated financial statements.

F-
4

CORE SCIENTIFIC, INC.
(Formerly Power & Digital Infrastructure Acquisition Corp.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			For the Year Ended December 31, 2021
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance— December 31, 2020	—	$—	8,625,000	$863	$24,137	$(10,400)	$14,600
Deemed capital contribution from Sponsor	—	—	—	—	6,763,302	—	6,763,302
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	(6,787,439)	(31,701,862)	(38,489,301)
Net loss	—	—	—	—	—	(32,498,553)	(32,498,553)

Balance— December 31, 2021	—	$—	8,625,000	$863	$—	$(64,210,815)	$(64,209,952)

		For the Period from December 29, 2020 (inception) through December 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance— December 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(10,400)	(10,400)

Balance— December 31, 2020	—	$—	8,625,000	$863	$24,137	$(10,400)	$14,600

The accompanying notes are an integral part of these consolidated financial statements.

F-
5

CORE SCIENTIFIC, INC.
(Formerly Power & Digital Infrastructure Acquisition Corp.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2021	For The Period From December 29, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(32,498,553)	$(10,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	26,263,920	—
Offering costs associated with derivative warrant liabilities	1,055,577	—
Income from investments held in Trust Account	(34,536)	—
General and administrative expenses paid by related party under promissory note	144	10,000
Changes in operating assets and liabilities:
Prepaid expenses	(363,105)	—
Accrued expenses	3,242,380	400
Accounts payable	263,119	—
Franchise tax payable	199,600	—

Net cash used in operating activities	(1,871,454)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)	—

Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	345,000,000	—
Proceeds received from private placement	9,400,000	—
Repayment of note payable to related party	(90,035)	—
Offering costs paid	(6,467,635)	—

Net cash provided by financing activities	347,842,330	—

Net change in cash	970,876	—
Cash—beginning of the period	—	—

Cash—end of the period	$970,876	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$506,550	$—
Offering costs paid by related party under promissory note	$89,891	$—
Deferred underwriting commissions in connection with the initial public	$12,075,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B	$—	$15,000
The accompanying notes are an integral part of these consolidated financial statements.

F-
6

CORE SCIENTIFIC, INC.
(Formerly Power & Digital Infrastructure Acquisition Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Core Scientific, Inc., formerly known as Power & Digital Infrastructure Acquisition Corp. (the “Company”) was a blank check company incorporated in Delaware on December 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 29, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering.
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

F-
7

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

F-
8

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
The Business Combination
Power & Digital Infrastructure Acquisition Corp. (“XPDI”), entered into a certain Agreement and Plan of Reorganization and Merger, dated as of July 20, 2021, as amended on October 1, 2021, and as further amended on December 29, 2021, by and among Core Scientific Holding Co., a Delaware corporation (“Legacy Core”), XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), and XPDI (the “Merger Agreement”). XPDI’s stockholders approved the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”).
Pursuant to the terms of the Merger Agreement and that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Legacy Core, Merger Sub 3 and Blockcap, the Business Combination was effected by (i) the merger of Merger Sub with and into Legacy Core,
F-
9

which occurred on January 19, 2022 (the “First Merger”), with Legacy Core surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Legacy Core with and into XPDI, which occurred on January 20, 2022, with XPDI surviving this second merger and (iii) following the closing of the second merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3, with Merger Sub 3 surviving this third merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” In connection with the consummation of the Business Combination, XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” (such entity following the Business Combination is hereinafter referred to as “Core”).
In connection with the Special Meeting and the Business Combination, holders of 12,347,077 of the 34,500,000 then-outstanding shares of Class A common stock of XPDI exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123,483,147.34.
The closing of the Business Combination is deemed to have occurred on January 19, 2022 (the “Closing Date”). At the effective time of the First Merger, among other things, each share of Class A common stock of XPDI converted into one share of Common Stock of Core. In addition, XPDI issued
8,625,000
shares of Class B common stock prior to its initial public offering (the “founder shares”). At the effective time of the First Merger, each share of such Class B common stock of XPDI converted into one share of Common Stock of Core. Each outstanding warrant exercisable for shares of Class A common stock became exercisable for an equal number of shares of Core’s Common Stock.
As of the Closing Date
,
Core

had
317,279,900
shares of Common Stock issued and outstanding held of record by approximately holders, and
21,700,137
warrants (consisting of (i)
8,625,000
shares underlying XPDI’s public warrants, (ii)
6,808,470
shares underlying XPDI’s private placement warrants and (iii)
6,099,462
shares underlying warrants held by Legacy Core investors) outstanding held of record by approximately
13
holders.
In connection with the entry into the Merger Agreement, XPDI, Legacy Core and certain Legacy Core stockholders, including holders affiliated with the board of directors of Legacy Core and beneficial owners of greater than 5% of Legacy Core’s capital stock, entered into certain support agreements, whereby such Legacy Core stockholders agreed to, among other things, vote all of their shares of Legacy Core’s capital stock in favor of the approval and adoption of the transactions contemplated by the Merger Agreement.
Liquidity
As of
December 31, 2021, the Company had approximately $0.9 million in its operating bank account and working capital deficit of approximately $2.7 million. On January 19, 2022, the Company completed the aforementioned Business Combination and closed the related financing agreements. Based on the foregoing, management believes that the Company will have sufficient liquidity to fund its operations through one year from this filing.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic, and the emergence of new variant strains of
COVID-19,
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

F-
10

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The consolidated financial statements of the Company include its wholly-owned subsidiaries created in connection with the Proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.
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
Further
, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at

F-1
1

fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the consolidated balance sheets.
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

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815.
Accordingly, the

F-1
2

Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock were charged to the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly
,
34,500,000
 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under
FAS
B ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

F-1
3

There

were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net income (loss) per common shares
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
The calculation of diluted net income (loss) does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,891,667
 Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(25,423,904)	$(7,074,649)
Denominator:
Basic and diluted weighted average common stock outstanding	30,530,137	8,495,548

Basic and diluted net loss per common stock	$(0.83)	$(0.83)

	For The Period From December 29, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$—	$(10,400)
Denominator:
Basic and diluted weighted average common stock outstanding (1)	0	7,500,000

Basic and diluted net loss per common stock	$—	$(0.00)

(1) This number excludes an aggregate of up to 1,125,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 4).

F-1
4

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
Management does not believe that any other recently issued, but not yet effective, accounting
standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
Note 3—Initial Public Offering
On February 12, 2021, the Company consummated its
Initial P
ublic Offering of 34,500,000 Units, including the exercise of the underwriters’ option to purchase 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.2 million, of which approximately $12.1 million in deferred underwriting commissions. Of the 34,500,000 Units sold, an aggregate of 2,405,700 Units were purchased by the Anchor
Investors.
Each Unit consists of one share of Class A common stock, and one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4—Related Party Transactions
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
In February 2021, the Sponsor agreed to sell to the Anchor Investors 1,552,500 Founder Shares and the Anchor Investors agreed to purchase from the Sponsor on the date of the initial business combination an aggregate of 1,552,500 Founder Shares for an aggregate purchase price of approximately $4,500, or approximately $0.003 per share. The Company estimated the aggregate fair value of the Sponsor’s agreement to sell Founder Shares to the Anchor Investors to be approximately $7.0 million using a Monte Carlo simulation. The fair value of the agreement to sell Founder Shares was determined to be an offering cost of the Company in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the agreement to sell Founder Shares amounted to approximately $7.0 million, of which approximately $6.8 million was charged to Class A common stock subject to possible redemption, presented as temporary equity and approximately
$278,000 was expensed to the consolidated statements of operations as offering costs associated with derivative warrant liabilities.
The initial stockholders and the Anchor Investors agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial

F-1
5

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreeme
nts exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay affiliates of the Sponsor a total of $20,000 per month for office space, administrative and support services. During the year ended December 31, 2021 the Company incurred $220,000 of such fees, respectively, which are

F-1
6

recognized in general and administrative expenses—related party, in the accompanying consolidated statements of operations. As of December 31, 2021, the Company had $220,000 payable in connection with such agreement, included as accrued expenses in the accompanying consolidated balance sheets.
Payments to Insiders
The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. As of December 31, 2021, the payments to insiders totaled approximately $69,000.
Business Combination Payments
The Company made a cash payment to XMS Capital Partners, LLC (“XMS Capital”) or its affiliates for any financial advisory, placement agency or other similar investment banking services that XMS Capital or its affiliates provided to the Company, in connection with its initial Business Combination, and reimbursed XMS Capital or its affiliates for any out-of-pocket
expenses incurred by them in connection with the performance of such services.
Advisory Services Agreements
In September and October of 2021, the Company entered into advisory services agreements with four unaffiliated financial advisors, two of which were terminated in January 2022, pursuant to which payments of
$0.8 million in the aggregate
were paid upon the closing of the Business Combination.
Note 5—Commitments and Contingencies
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
The deferred fee was paid on January 19, 2022, upon closing of the Business Combination, from the amounts held in the Trust
Account.

F-1
7

Stockholder Letters
The Company’s counsel received five letters from purported stockholders of the Company, dated September 1, 2021; September 10, 2021; October 25, 2021; January 3, 2022; and January 5, 2022, respectively, alleging that the Company’s disclosures, filed with the United States Securities and Exchange Commission in connection with the Company’s planned transaction with Core Scientific Holding Co., omitted certain material information, and demanding that the Company issue certain additional disclosures in advance of the stockholder vote on the transaction. On January 12, 2022, the Company filed certain supplemental disclosures to resolve the alleged disclosure claims and avoid nuisance, cost and distraction, and to preclude any efforts to delay the closing of the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, and the emergence of new variant strains of
COVID-19,
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 34,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are therefore classified outside of permanent equity in the consolidated balance sheets.
The Class A common
stock
subject to possible redemption reflected on the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(13,627,500)
Offering costs allocated to Class A common stock subject to possible redemption	(24,861,801)
Plus:
Remeasurement on Class A common stock subject to possible redemption amount	38,489,301

Class A common stock subject to possible redemption	$345,000,000

Note 7—Stockholders’ Equity
Preferred Stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class
 B Common Stock
 - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 31, 2020, the Company issued 7,187,500 shares of Class B common stock to the Sponsor for an aggregate price of $25,000. On February 9, 2021, the Company effected a share capitalization of 1,437,500 shares of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. The share capitalization was recognized on a retrospective basis. Up to an aggregate of 1,125,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On February 12, 2021, the underwriter fully exercised its option to purchase additional; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture.

In January 2021, our Sponsor transferred 30,000
shares of our Class B common stock to each of our independent directors, which are subject to vesting upon closing an initial Business Combination. Compensation expense related to the Class B common stock transferred to each independent director is recognized only when the performance condition is probable of occurrence, which in this circumstance is upon closing of the Business Combination. Stock-based compensation will be recognized in an amount equal to the number of Class B common stock that ultimately vest multiplied times the grant date fair value per share. As of December 31, 2021, no stock-based compensation expense has been recognized.
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
Note 8—
Derivative Warrant Liabilities
As of December 31, 2021, the Company had 8,625,000 Public Warrants and the 6,266,667 Private Placement Warrants outstanding.
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

F-
20

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:
Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
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
Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of Class A common stock;

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described herein under the heading “Description of Securities—Warrants—Public Stockholders’ Warrants—Anti-dilution Adjustments”); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described herein under the heading “Description of Securities—Warrants—Public Stockholders’ Warrants—Anti-dilution Adjustments”), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

F-2
1

Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market fund	$345,034,536	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$28,548,750	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$20,742,670
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.
Th
e estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market.
The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model.
For
the
year ended December 31, 2021, the Company recognized a loss resulting from changes in the fair value of derivative warrant liabilities of approximately
$26.3 million, which is presented in the accompanying consolidated statements of operations
.

The initial
estimated fair value of the Public Warrants, using a Monte Carlo simulation, and the Private Placement Warrants, Black-Scholes model, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on historical and implied volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the valuation date for a maturity commensurate with the expected remaining life of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend r
a
te is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 12, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.87	$10.95
Volatility	20.0%	33.9%
Term	5.0	5.05
Risk-free rate	0.50%	1.26%

F-2
2

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	23,027,500
Transfer of Public Warrants to Level 1	(9,660,000)
Change in fair value of derivative warrant liabilities	7,375,170

Derivative warrant liabilities at December 31, 2021	$20,742,670

Note 10 — Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, net of franchise tax expense. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.
The income tax provision (benefit) consists of the following:

	December 31, 2021	For The Period From December 29, 2020 (inception) through December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(680,791)	(2,184)
State	—	—
Change in valuation allowance	680,791	2,184

Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	For The Period From December 29, 2020 (inception) through December 31, 2020
Deferred tax assets:

Start-up/Organization costs	$648,312	$2,184
Net operating loss carryforwards	34,663	—

Total deferred tax assets	682,975	2,184
Valuation allowance	(682,975)	(2,184)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists wit
h

F-2
3

respect

to future realization of the deferred tax assets and has therefore established a f ull valuat
ion allowance.
As of December 31, 2021, the Company has estimated federal net operating loss carry forwards of $165,064 for federal income tax purposes, which do not expire. The Company has established a valuation allowance against its entire net tax asset. For the year ended December 31, 2021, the change in the valuation allowance was $680,971. For the period from December 29, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $2,184.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2021	For The Period From December 29, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(17.0)%	0.0%
Transaction costs allocated to derivative warrant liabilities	(0.7)%	0.0%
Merger costs	(1.3)%	0.0%
Change in valuation allowance	(2.1)%	(21.0)%

Income Taxes Benefit	0.0%	0.0%

The Company will file income tax returns in the U.S. federal jurisdiction. The Company’s tax returns are open to examination since inception.
Note 11—Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the consolidated financial statements are available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

F-2
4