Form 10-Q
period 2022-03-31
Core Scientific, Inc./tx
filed 2022-05-13
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40046
Core Scientific, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1243837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Barton Springs Road
Suite 300
Austin, Texas
(Address of Principal Executive Offices)
78704
(Zip Code)
(425) 998-5300
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CORZ	The Nasdaq Global Select Market
Warrants, exercisable for shares of common stock	CORZW	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Common Stock, par value $0.0001 per share	Shares Outstanding as of May 10, 2022
325,404,699

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets	Unaudited
Current Assets:
Cash and cash equivalents	$96,355	$117,871
Restricted cash	14,077	13,807
Accounts receivable	168	1,382
Accounts receivable from related parties	342	300
Deposits for equipment	279,153	358,791
Digital assets	316,323	234,298
Prepaid expenses and other current assets	101,827	30,111
Total Current Assets	808,245	756,560
Property, plant and equipment, net	820,182	597,304
Goodwill	1,055,760	1,055,760
Intangible assets, net	5,474	8,195
Other noncurrent assets	14,387	21,045
Total Assets	$2,704,048	$2,438,864
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,623	$11,617
Accrued expenses and other	72,806	67,862
Deferred revenue	103,215	63,417
Deferred revenue from related parties	50,472	72,945
Derivative warrant liabilities	27,997	—
Finance lease liabilities, current portion	34,405	28,452
Notes payable, current portion	110,175	75,996
Total Current Liabilities	414,693	320,289
Finance lease liabilities, net of current portion	56,494	62,145
Notes payable, net of current portion (includes $923,731 and $557,007 at fair value)	1,052,496	652,213
Other noncurrent liabilities	53,655	18,531
Total Liabilities	1,577,338	1,053,178
Contingently redeemable preferred stock; $0.0001 par value; 2,000,000 shares authorized; — and 10,826 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; $— and $45,164 total liquidation preference at March 31, 2022 and December 31, 2021, respectively	—	44,476
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both March 31, 2022 and December 31, 2021; 324,564 and 271,576 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	32	27
Additional paid-in capital	1,604,116	1,379,581
Accumulated deficit	(493,636)	(27,432)
Accumulated other comprehensive income (loss)	16,198	(10,966)
Total Stockholders’ Equity	1,126,710	1,341,210
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$2,704,048	$2,438,864
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
Unaudited

	Three Months Ended March 31,
	2022	2021
Revenue:
Hosting revenue from customers	$27,338	$8,356
Hosting revenue from related parties	5,876	4,336
Equipment sales to customers	416	24,042
Equipment sales to related parties	25,889	7,884
Digital asset mining income	133,000	9,628
Total revenue	192,519	54,246
Cost of revenue:
Cost of hosting services	31,231	11,829
Cost of equipment sales	22,535	26,231
Cost of digital asset mining	68,750	1,653
Total cost of revenue	122,516	39,713
Gross profit	70,003	14,533
Gain from sales of digital assets	2,163	30
Impairment of digital assets	(53,985)	—
Operating expenses:
Research and development	3,340	1,208
Sales and marketing	1,398	534
General and administrative	40,160	3,795
Total operating expenses	44,898	5,537
Operating (loss) income	(26,717)	9,026
Non-operating expenses, net:
Loss on debt from extinguishment	—	42
Interest expense, net	21,676	2,135
Fair value adjustments on convertible notes	386,037	—
Fair value adjustments on derivative warrant liabilities	(10,275)	—
Other non-operating (income), net	(357)	—
Total non-operating expense, net	397,081	2,177
(Loss) income before income taxes	(423,798)	6,849
Income tax expense	42,406	—
Net (loss) income	$(466,204)	$6,849
Net (loss) income per share (Note 13):
Basic	$(1.52)	$0.04
Diluted	$(1.52)	$0.04
Weighted average shares outstanding:
Basic	307,475	157,786
Diluted	307,475	175,964
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(466,204)	$6,849
Other comprehensive income, net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— and $—	27,164	—
Total other comprehensive income, net of income taxes	27,164	—
Comprehensive (loss) income	$(439,040)	$6,849
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	6,766	$44,476	98,607	$1	$163,967	$(74,744)	$—	$89,224
Retroactive application of the recapitalization	4,060	—	59,179	15	—	—	—	15
Balance at December 31, 2020, as adjusted	10,826	44,476	157,786	16	163,967	(74,744)	—	89,239
Net income	—	—	—	—	—	6,849	—	6,849
Stock-based compensation	—	—	—	—	588	—	—	588
Issuances of common stock- warrants and options	—	—	—	—	496	—	—	496
Balance at March 31, 2021	10,826	44,476	157,786	16	165,051	(67,895)	—	97,172

Balance at December 31, 2021	10,826	44,476	271,576	27	1,379,581	(27,432)	(10,966)	1,341,210
Net loss	—	—	—	—	—	(466,204)	—	(466,204)
Other comprehensive income	—	—	—	—	—	—	27,164	27,164
Stock-based compensation	—	—	—	—	20,573	—	—	20,573
Issuance of common stock - restricted stock and restricted stock units	—	—	6,803	1	(1)	—	—	—
Issuance of common stock - exercise of warrants	—	—	3,001	—	—	—	—	—
Issuance of common stock - conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock- Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Costs attributable to issuance of common stock and equity instruments- Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Issuances of common stock- vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Balance at March 31, 2022	—	$—	324,564	$32	$1,604,116	$(493,636)	$16,198	$1,126,710
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net (loss) income	$(466,204)	$6,849
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,139	2,916
Amortization of operating lease right-of-use assets	53	—
Stock-based compensation	25,797	588
Digital asset mining income	(133,000)	(9,628)
Deferred income taxes	33,974	—
Loss on debt extinguishment	—	42
Fair value adjustment on derivative warrant liabilities	(10,275)	—
Fair value adjustment on convertible notes	393,888	—
Amortization of debt discount and debt issuance costs	1,027	543
Impairments of digital assets	53,985	—
Changes in working capital components:
Accounts receivable, net	1,214	(6,616)
Accounts receivable from related parties	(42)	16
Digital assets	(3,010)	9,587
Deposits for equipment for sales to customers	62,302	(100,150)
Prepaid expenses and other current assets	(23,647)	1,235
Accounts payable	(9,022)	(1,792)
Accrued expenses and other	11,741	(709)
Deferred revenue	39,798	112,846
Deferred revenue from related parties	(22,473)	—
Other noncurrent assets and liabilities, net	(1,860)	(315)
Net cash (used by) provided by operating activities	(3,615)	15,412
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(133,223)	(10,757)
Deposits for self-mining equipment	(135,873)	—
Other	—	(16)
Net cash used in investing activities	(269,096)	(10,773)
Cash flows from Financing Activities:
Proceeds from issuance of common stock upon Merger with XPDI, net of transaction costs	195,010	496
Proceeds from debt, net of issuance costs	82,152	22,220
Principal repayments of financing leases	(10,256)	—
Principal payments on debt	(15,441)	(1,683)
Net cash provided by financing activities	251,465	21,033
(Decrease) Increase in cash, cash equivalents, and restricted cash	(21,246)	25,672
Cash, cash equivalents and restricted cash—beginning of period	131,678	8,721
Cash, cash equivalents and restricted cash—end of period	$110,432	$34,393
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017 in the State of Delaware and changed its name to Core Scientific, Inc. (“Legacy Core Scientific”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020 Legacy Core Scientific engaged in a holdco restructuring to facilitate a borrowing arrangement by Legacy Core Scientific pursuant to which Legacy Core Scientific was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Legacy Core Scientific became the shareholders of Core Scientific Holding Co. On January 19, 2022, Core Scientific Holding Co. merged with Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement, following the approval at the special meeting of the stockholders of XPDI held on January 19, 2022. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”). The Company, headquartered in Austin, Texas, is an infrastructure, technology and services company that conducts, or plans to conduct, the following business activities:
•Owning and operating computer equipment used to process transactions conducted on one or more blockchain networks in exchange for transaction processing fees rewarded in digital currency assets, commonly referred to as mining;
•Owning and operating datacenter facilities in the U.S. to provide colocation and hosting services for distributed ledger technology, also commonly known as blockchain;
•Developing blockchain-based platforms and applications, including infrastructure management, security technologies, mining optimization, and recordkeeping;
Merger Agreement
In 2021, XPDI entered into a certain Agreement and Plan of Reorganization and Merger, dated as of July 20, 2021, as amended on October 1, 2021, and as further amended on December 29, 2021, by and among Core Scientific Holding Co., XPDI Merger Sub and XPDI (the “Merger Agreement”). XPDI’s stockholders approved the transactions (collectively, the “Merger”) contemplated by the Merger Agreement at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”).
Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Core Scientific Holding Co., XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Core Scientific (“Blockcap”), the Merger was effected by (i) the merger of Merger Sub with and into Core Scientific (the “First Merger”), which occurred on January 19, 2022 (the “Closing Date”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Core Scientific with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger, and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger (such effective time of the First Merger, the “Effective Time”), XPDI filed a Second Amended and Restated Certificate of Incorporation (the “Post-Combination Charter”) with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” (hereinafter referred to as the “Company” or “New Core”) and redesignated its Class A common stock, par value $0.0001 per share (“XPDI Class A Common Stock”), and Class B common stock, par value $0.0001 per share (“XPDI Class B Common Stock”), as common stock, par value $0.0001, of the Company (“New Core Common Stock”). The Exchange Ratio (as defined in the Merger Agreement) was 1.6001528688 of a share of New Core Common Stock per fully-diluted share of Core Scientific Common Stock.
In connection with the Special Meeting and the Merger, holders of 12.3 million of the 34.5 million then-outstanding shares of Class A common stock of XPDI exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123.5 million.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The Merger provides gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the Transaction, former Core Scientific stockholders own 90.7%, former XPDI public stockholders own 6.7% and XPDI’s sponsor owns 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Merger will be used to fund mining equipment purchases and infrastructure build-out as the Company expands its leadership position.
The Merger is accounted for as a reverse recapitalization with the Company being the accounting acquirer. A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Core Scientific Holding Co. issuing stock for the net assets of XPDI, accompanied by a recapitalization. The net assets of XPDI are stated at historical costs, with no goodwill or other intangible assets recorded. The Company identified $18.6 million of direct and incremental transaction costs, which consist of legal, accounting, and other professional services directly related to the Merger, of which $10.7 million were recorded in other noncurrent assets on the consolidated balance sheets as of December 31, 2021 and the remaining $7.9 million were recording in the three months ended March 31, 2022. These transaction costs have been allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs of $16.6 million have been allocated to equity-classified instruments and recognized as an adjustment to additional paid-in capital within total stockholders’ equity. The cash outflows related to these costs have been netted against the proceeds from the issuance of common stock upon the Merger with XPDI within financing activities on the Company’s consolidated statement of cash flows. Transaction costs of $2.0 million have been allocated to liability-classified instruments that are measured at fair value through earnings and have been recognized as incurred within general and administrative expenses in the three months ended March 31, 2022.
Immediately prior to the Effective Time, each share of Series A convertible preferred stock, par value $0.00001, of Core Scientific automatically converted into one share of Core Scientific common stock, par value $0.00001 per share (“Core Scientific Common Stock”), and each share of Series B convertible preferred stock, par value $0.00001, of Core Scientific automatically converted into one share of Core Scientific Common Stock.
In addition, immediately prior to the Effective Time, each share of XPDI Class B Common Stock automatically converted into one share of New Core Common Stock. 1.7 million shares (“SPAC Vesting Shares”) are subject to vesting conditions, and will vest i) upon the date on which New Core Common Stock’s volume weighted average price is greater than $12.50 per share for any 20 trading days within any 30 consecutive trading day period within five years of the Closing Date or ii) upon any Company Sale that is consummated within five years of the Closing Date that results in the holders of the Company’s common stock receiving a Company Sale Price equal to or in excess of $12.50 per share. A Company Sale means any change in control of the Company, or a sale of substantially of the Company’s assets that results in a change in control. Company Sale Price means the price per share paid to holders of common stock in a Company Sale.
As a result of the Merger, all of XPDI’s Class A Common Stock and Class B Common Stock automatically converted into shares of New Core Common Stock on a one-for-one basis. XPDI’s 8.6 million public warrants issued in its initial public offering (the “Public Warrants”) and 6.3 million warrants issued in connection with private placement at the time of XPDI’s initial public offering (the “Private Placement Warrants) became warrants for New Core Common Stock.
All share-based compensation awards were converted into comparable equity awards that are settled or exercisable for shares of New Core Common Stock. As a result, each stock option and warrant was converted into an option or warrant to purchase shares New Core Common Stock based on an exchange ratio of 1.6001528688. Each award of the Company’s RSUs was converted into RSUs of New Core based on an exchange ratio of 1.6001528688.
Each convertible note is convertible into New Core Common Stock in accordance with the terms of such convertible promissory note; provided, however, that with respect to outstanding convertible promissory notes for which Core Scientific received a duly executed exercise of conversion in accordance with such convertible promissory note, exercising the right of such holder to convert such convertible promissory note subject to and conditioned upon the occurrence of the Effective Time, the outstanding principal amount and accrued interest as of the Effective Time with respect to such convertible promissory note was converted into shares of New Core Common Stock, equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Core Scientific Common Stock issuable upon the conversion of such convertible promissory note in accordance with such convertible promissory note immediately prior to the Effective Time and (ii) the Exchange Ratio.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.
Basis of Presentation
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included as an exhibit to the amendment to the Current Report on Form 8-K/A, which was filed with the SEC on March 31, 2022 (the “8-K/A”).
Use of Estimates
The consolidated assets, liabilities and results of operations prior to the reverse recapitalization are those of Core Scientific Holding Co. The outstanding shares and corresponding capital amounts, and losses per share, prior to the reverse recapitalization, have been retroactively adjusted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Merger, the valuation of goodwill and intangibles, the fair value of convertible debt, acquisition purchase price accounting, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of March 31, 2022, cash equivalents included $90.0 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow to pay for construction and development activities.
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets to the total of the same amount shown in the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$96,355	$117,871
Restricted Cash	14,077	13,807
Total cash, cash equivalents and restricted cash	$110,432	$131,678
Property, Plant and Equipment, Net
Property, plant and equipment includes land, buildings and improvements for datacenter facilities and leasehold improvements for the Company’s corporate headquarters. Property and equipment consists of computer, mining, network, electrical and other equipment, including right-of-use assets under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net included construction in progress of $65.5 million and $42.6 million as of March 31, 2022 and December 31, 2021, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Subsequent to January 1, 2022, future obligations related to finance leases are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion in the Company’s Consolidated Balance Sheets. Finance lease right-of-use assets are included within Property and equipment, net on our Condensed Consolidated Balance Sheets. Depreciation expense, including amortization of right-of-use assets held under finance leases, is primarily included in Cost of Revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
Prior to January 1, 2022, future obligations related to capital leases accounted for under ASC 840 are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets. Capital lease assets for those periods are included within Property and equipment, net on our Condensed Consolidated Balance Sheets. Amortization of capital lease assets for periods prior to January 1, 2022 are primarily included in Cost of Revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
Self-mining computer equipment that is subsequently contracted for sale to customers is valued at the lower of cost or net realizable value, with any write-down recognized as Cost of Equipment Sales in the Company’s Consolidated Statements of Operations.
Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and presented as Fair value adjustments on derivative warrant liabilities. The initial and subsequent estimated fair value of both the Public Warrants and Private Placement Warrants was based on the listed price in an active market for the Public Warrants.
Recently Adopted Accounting Standards
Simplifying Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, the requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, the evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The standard was applied on a prospective basis beginning January 1, 2022 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases-(Topic 842). Under this new guidance, lessees are required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee’s right to use, or control the use of, a specified asset for the lease term (“ROU asset”). The Company adopted Topic 842 effective for the Company’s annual and interim reporting periods beginning January 1, 2022. The adoption of Topic 842 required the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it did not have a material effect on the Company’s results of operations or cash flows. Topic 842 also requires additional footnote disclosures to the Company’s consolidated financial statements.
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard on January 1, 2022 and used the effective date as the date of initial application. Consequently, financial information has not been updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.
The new standard also provides practical expedients for the Company’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has not elected to apply the practical expedient to not separate lease and non-lease components for the Company’s leases as of the transition date of January 1, 2022 but may apply the practical expedient prospectively to certain asset classes.

The cumulative effect of initially applying the new lease standard on January 1, 2022 is as follows:

	January 1, 2022
	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Prepaid expenses and other current assets	$30,111	$(453)	$29,658
Other noncurrent assets	$21,045	$1,814	$22,859
Liabilities
Accrued expenses and other	$67,862	$(188)	$67,674
Other noncurrent liabilities	$18,531	$(1,173)	$17,358
The most significant judgments and impacts upon adoption of the standard include the following:
•We recognized right-of-use assets and operating lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as prepaid rent. Deferred and prepaid rent are no longer presented separately but are included in the balance of operating lease right-of-use assets.
•In determining the discount rate used to measure the right-of-use asset and lease liability, rates implicit in the leases were not readily available and therefore we used an estimate of our incremental borrowing rate. Our incremental borrowing rate was based on an estimated secured rate with reference to recent borrowings of similar collateral and tenure.
•Certain line items in the Consolidated Balance Sheets have been renamed to align with the new terminology presented in the new lease standard; “Capital lease obligations, current portion” and “Capital lease obligations, net of current portion” are now presented as “Finance lease liabilities, current portion” and “Finance lease liabilities, net of current portion” on the Consolidated Balance Sheets, respectively.
•Upon adoption on January 1, 2022, Operating lease right-of-use assets of $6.7 million were recorded in Other noncurrent assets, which included $0.5 million related to prepaid rent that was reclassified from Prepaid Expenses and other current assets and $4.8 million related to prepaid rent and other that had already previously been presented as Other noncurrent assets on the Consolidated Balance Sheets. In addition, upon adoption on January 1, 2022, the current portion of operating lease liabilities of $0.2 million were recorded in Accrued expenses and the noncurrent portion of operating lease liabilities of $1.2 million were recorded within Other noncurrent liabilities on the Consolidated Balance Sheets.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Accounting Standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for the Company with the annual reporting period beginning January 1, 2023, including interim periods within that reporting period. Should the company lose its status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and its status as a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, prior to this adoption date, the standard would be applicable in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Early adoption is permitted. The Company is currently evaluating the impacts the adoption of this standard will have on the consolidated financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

3. ACQUISITIONS
In June 2020, Core Scientific entered into an Asset Purchase Agreement with Atrio Inc. (“Atrio”) to acquire certain assets of Atrio in exchange for $1.2 million cash consideration and 0.5 million shares of the Company’s common stock. The Company and Atrio contemplated a valuation for the transaction of approximately $2.4 million based on an estimate of the fair value of the Company’s common stock of $2.19 per share which was allocated to cost of the acquired software intangible assets.
In a separate transaction in June 2020, the Company entered into an agreement with RStor, Inc. (“RStor”) to obtain a non-exclusive license to three specific patents held by RStor for consideration of 0.4 million shares of the Company’s common stock. The Company and RStor contemplated a valuation for the transaction of approximately $0.9 million based on an estimate of the fair value of the Company’s common stock of $2.19 per share which was allocated to the cost of the acquired patent intangible assets.
The software acquired from Atrio and the acquired patents from RStor are not businesses under ASC 805, Business Combinations, because substantially all the fair value of the acquired assets is concentrated in a single intellectual property asset. Accordingly, the asset purchases are accounted for as asset acquisitions where the cost of the acquisition, measured as the fair value of the cash consideration transferred and the common stock issued by the Company, is allocated to the assets acquired.

In March 2022, the Company reclassified all the software intangible assets related to the Atrio and RStor asset acquisitions to held for sale as a result of the expected sale of the software anticipated to occur in 2022. As of March 31, 2021, the Company had $2.2 million of software intangible assets classified as held for sale and presented within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The Company did not record any loss on the software intangible assets held for sale during the three months ended March 31, 2022.

Blockcap Acquisition
On July 30, 2021, the Company acquired 100% of the equity interest in Blockcap, one of its largest hosting customers. Blockcap is a blockchain technology company with industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily Bitcoin and, to a lesser extent, Siacoin and Ethereum. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. In addition to mining, holding and exchanging digital assets, Blockcap also evaluated and completed investments in related technologies and ancillary businesses, including RADAR, an early stage company focused on technology enhancement and development in the digital asset industry that it acquired on July 1, 2021. The acquisition of Blockcap significantly expanded the Company’s self-mining operations and increased the number of miners it owns. The Company intends to utilize RADAR’s business assets and the technical expertise of its principals in enhancing the Company’s existing blockchain mining technology and software and in further strengthening the Company’s leadership position and value creation potential through the development of products and services that utilize blockchain technologies.

Consideration consisted of the issuance of 113.9 million shares of the Company’s common stock, approximately 6.8 million shares of the Company’s restricted stock and approximately 7.3 million options to purchase shares of the Company’s common stock. The acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the net assets acquired and the liabilities assumed were recorded at fair value. The Company and Blockcap had preexisting relationships which were settled on the acquisition date. Using the estimated purchase price for the transaction, the Company has allocated the purchase price to identifiable assets and liabilities based upon preliminary fair value estimates. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill.

In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (not to exceed one year from the acquisition date). Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received. Specifically, the measurement period is still open for consideration transferred, property, plant and equipment, net and deferred tax liabilities as the Company is still in the process of obtaining information about certain shares allocated to Blockcap shareholders and certain transactions between Blockcap and Core that were outstanding as of July 30, 2021.
The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The Company retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. Amounts initially disclosed for the estimated values of certain acquired assets and liabilities assumed were adjusted through March 31, 2022 based on information arising after the initial preliminary valuation.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

PPA Allocation

Consideration (in thousands):
113.9 million common shares valued at $10.11 per share[1,2]	$1,151,985
Fair value of replaced Blockcap share-based payments attributable to pre-combination service[3]	21,768
Settlement of Blockcap debt[4]	25,607
Settlement of preexisting contracts[5]	(60,522)
Total Consideration	$1,138,838
Fair value of assets acquired, and liabilities assumed:
Cash and cash equivalents	$704
Digital assets-Bitcoin	73,304
Digital assets-Ethereum	365
Digital assets-Bitcoin cash	8
Digital assets-Siacoin	554
Digital assets-Other	3,329
Other current assets	633
Intangible assets, net	2,925
Property, plant and equipment, net	97,964
Other noncurrent assets	1,293
Total assets acquired	181,079
Accounts payable	492
Accrued expenses and other	22,647
Deferred revenue	414
Other current liabilities	7,204
Deferred tax liability	9,003
Total liabilities assumed	$39,760
Total identifiable net assets	$141,319
Goodwill on acquisition	$997,519
1 113.9 million common shares represent the equivalent Core Scientific common shares issued to Blockcap shareholders as consideration for the purchase.
2 The price per share of our common shares was estimated to be $10.11. As the Core Scientific common shares were not listed on a public marketplace, the calculation of the fair value of the common shares was subject to a greater degree of estimation. Given the absence of a public market, an estimate of the fair value of the common shares was required at the time of the Blockcap Acquisition. Objective and subjective factors were considered in determining the estimated fair value and because there was no active trading of the Core Scientific equity shares on an established securities market, an independent valuation specialist was engaged. The valuation was determined by weighting the outcomes of scenarios estimating share value based on both public company valuations and private company valuations. Both a market approach and common stock equivalency model were used to determine a range of outcomes, which were weighted based on probability to determine the result.
3 Reflects the estimated fair value of replaced Blockcap share-based payments allocated to purchase price based on the proportion of service related to the pre-combination period
4 Reflects the fair value of loans issued by the Company in July 2021 that were effectively used to settle debt that had previously been held by Blockcap. Refer to Note 5 for further discussion of the debt issuance.
5 Blockcap had preexisting hosting and equipment contracts with the Company that were effectively settled by the Company’s acquisition of Blockcap. As a result, the consideration transferred to Blockcap has been adjusted by the deferred revenue balances that were settled at the time of acquisition.
Intangible Assets and Liabilities
Goodwill with an assigned value of $1.00 billion represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in the Blockcap acquisition. The goodwill recognized includes the assembled workforce of Blockcap and intangible assets that do not qualify for separate recognition. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill acquired is allocated to the Mining segment. Management believes the acquisition of Blockcap strengthens its presence in the data mining market due to the scale of its operations. These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.
Other intangible assets acquired in the Blockcap acquisition consisted of $2.8 million developed technology intangibles and $0.1 million of customer relationships with a weighted-average useful life of 3 years.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

4. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2022, the Company had 14.9 million warrants outstanding including: (a) 8.6 million Public Warrants and (b) 6.3 million Private Placement Warrants issued to XPDI Sponsor LLC (“Sponsor”) and certain institutional investors (“Anchor Investors”).
Each Public Warrant and Private Placement Warrant became exercisable 30 days following the Closing Date of the XPDI Merger and may be exercised for one share of common stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire January 19, 2027, which is five years after the Closing Date.
Redemption of Public Warrants when the price per share of common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).
The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Public Warrants when the price per share of common stock equals or exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of common stock;
•if, and only if, the the last reported sales price of the Company’s common stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the “Reference Value”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
•if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.
•The “fair market value” of common stock shall mean the volume weighted average price of common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).
Redemption of Private Placement Warrants
The terms of redemption of Private Placement Warrants are identical in all respects to those for the Public Warrants except that, so long as they are held by the Sponsor, Anchor Investors or their permitted transferees they will not be redeemable , except as described above in Redemption of Public Warrants when the price per share of common stock equals or exceeds $10.00. If the Private Placement Warrants are held by someone other than the Sponsor, the Anchor Investors or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Registration
If the Company fails to cause a registration statement for the underlying common shares to be effective by the sixtieth (60th) day following the Closing Date, or fails to maintain such registration statement at any time, the holders of the Private Placement Warrants and Public Warrants may exercise such warrants on a cashless basis by exchanging the warrants for that number of shares of common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Warrants, multiplied by the excess of the “Fair Market Value” (as defined below) less the Warrant Price by (y) the Fair Market Value and (B) the product of the number of Warrants surrendered and 0.361, subject to adjustment. “Fair Market Value” shall mean the volume-weighted average price of the shares of common stock as reported during the ten (10) trading day period ending on the trading day prior to the date that notice of exercise is received.
Classification
Both the Public Warrants and Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet because their settlement amount is subject to change based on the existence of an effective registration statement for the underlying shares and the holder of the warrant (for Private Placement Warrants only). As of March 31, 2022 the liability balance was $28.0 million. For the three months ended March 31, 2022, the Company recorded a mark to market gain of $5.9 million and $4.3 million within the Consolidated Statement of Operations for the Public Warrants and Private Placement Warrants, respectively. Refer to Note 7 for further information about the fair value measurement of the warrants.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

5. NOTES PAYABLE
Notes payable as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31 2022	December 31 2021
Kentucky note	$909	$1,032
Stockholder loan	10,000	10,000
Genesis loan	27	552
NYDIG loan	58,190	67,435
Trinity loan	28,154	19,641
Bremer	19,902	15,066
Blockfi	74,130	60,000
Anchor Labs	20,000	—
Mass Mutual Barings	30,000	—
Secured Convertible Notes[1]	224,211	220,871
Other Convertible Notes[2]	305,782	301,226
Other	592	663
Total	771,897	696,486
Unamortized discount and debt issuance costs	(2,964)	(3,187)
Fair value adjustments to convertible notes	393,738	34,910
Total notes payable, net	$1,162,671	$728,209
1 Secured Convertible Notes (includes principal balance at issuance and PIK interest) which considers the minimum payoff at maturity of two times the face value of the note plus accrued interest. The minimum payoff at maturity related to the principal balance was $448.4 million on March 31, 2022. The minimum payoff at maturity related to the principal balance was $441.7 million on December 31, 2021.
2 Other Convertible Notes which considers the minimum payoff at maturity of one times the face value of the note plus accrued interest.
Kentucky Note—In December 2018, the Company entered into a five-year secured promissory note agreement for $2.4 million in connection with the acquisition of property in Kentucky for datacenter development (“Kentucky note”). The note bears interest at a rate per annum of 5% and the Company is required to make monthly payments of principal and interest. Interest expense on the notes has been recognized based on an effective interest rate of 5%. The loan is secured by the underlying property purchased.
Genesis Loan—In July 2020, the Company entered into a credit facility with Genesis Global Capital, LLC that provides capacity of up to $13.0 million to finance the Company’s acquisition of blockchain computing equipment (“Genesis Loan”). The Company borrowed $5.3 million in three installments and the borrowing capacity of the facility was reduced via an amendment in September 2020 to equal the actual amounts borrowed. The loans under the credit facility are secured by the blockchain computing equipment and the Company is required to comply with an approved mining strategy and other restrictions on use of the collateral. Loans under the credit facility have terms of 20 months, bear interest at a rate per annum of 16% plus a fixed risk premium, and require monthly payments. Interest expense on the loans have been recognized based on an effective interest rate of 28%, which includes the amortization of a debt discount. The loan is secured by blockchain computing equipment financed by the loans.
NYDIG Loan—In October 2020, the Company entered into a master equipment finance agreement with NYDIG and received a loan of $0.8 million to finance the Company’s acquisition of blockchain computing equipment. In March 2021, the Company received $3.8 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment. The loan bears an interest rate of 15% and has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 16%. The loans are secured by the blockchain computing equipment financed by the loans.
In May 2021, the Company received $13.4 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment that bear an interest rate of 14.25% and have a term of 24 months from issuance. Interest expense on the loans issued in May 2021 has been recognized based on an effective interest rate of 17%.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In July 2021, the Company received blockchain computing equipment from NYDIG (which had been concurrently acquired by NYDIG from Blockcap in exchange for settlement of Blockcap’s debt with NYDIG) in exchange for $26.1 million of additional loans under the master equipment finance agreement with NYDIG that bear an interest rate of 14.25% and have a term of 24 months from issuance. Interest expense on the loans issued in July 2021 has been recognized based on an effective interest rate of 16%.
In November 2021, the Company received blockchain computing equipment from NYDIG in exchange for $33.4 million of additional loans under the master equipment finance agreement with NYDIG that bear an interest rate of 11% and have a term of 24 months from issuance. Interest expense on the loans issued in November 2021 has been recognized based on an effective interest rate of 11%.
Stockholder loan—In January 2021, the Company borrowed $10.0 million from a stockholder for the purchase of blockchain computing equipment. The loan bears interest at 10% per annum over a two-year term. The loan was issued with a warrant to purchase 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant has a two-year term. The Company allocated proceeds of $9.5 million to the notes and $0.5 million to the warrants on a relative fair value basis. Interest expense on the loan has been recognized based on an effective interest rate of 20%. The loan is secured by the blockchain computing equipment financed by the loan.
Convertible Notes—In April 2021, the Company entered into a secured convertible note purchase agreement and issued $215.0 million of secured convertible notes to new and existing lenders (the “Secured Convertible Notes”). In addition, in August 2021 the Company entered into a convertible note purchase agreement and issued $299.8 million of convertible notes in August through November 2021 under substantially the same terms and conditions as the original April 2021 notes except that the August through November 2021 notes have a minimum payoff based on the face value plus accrued interest rather than two times the outstanding face amount plus accrued interest. In addition, the August through November 2021 notes were unsecured until an IPO or SPAC merger and then became secured pari passu with the Secured Convertible Notes in January 2022 upon the closing of the Merger Agreement with XPDI (together with the Secured Convertible Notes, the “Convertible Notes”). In addition, the Company also issued $15.2 million from issuance through March 31, 2022 as payment-in-kind interest on convertible notes outstanding during the period. The Convertible Notes have a maturity date of April 2025 and bear interest at a rate of 10% per annum, of which 4% is payable in cash and 6% is payable in kind. Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share. The proceeds from the Convertible Notes were used, in part, to repay $30.0 million of senior secured loans to Silverpeak Credit Partners LP.
As discussed in Note 7, the Company has elected to measure its Convertible Notes at fair value and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within Interest Expense, Net in the Company’s Consolidated Statements of Operations and Comprehensive (loss) income. The Convertible Notes had a fair value of $923.7 million compared to a principal amount of $530.0 million at March 31, 2022. The Company presents changes in fair value of the Convertible Notes during the period as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) is presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk are presented within accumulated other comprehensive loss on the Consolidated Balance Sheets and as a component of other comprehensive income on the Consolidated Statements of Comprehensive (Loss) Income; and (3) other fair value changes are presented within other non-operating expense, net on the Consolidated Statements of Operations.

The fair value of the Company’s convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, the Company deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and instrument-specific credit risk) of $386.0 million for the three months ended March 31, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The following summarizes the fair value adjustments and debt issuance costs recognized on the convertible notes (in thousands):

	Financial statement line item	Three months ended March 31, 2022
Cash interest payments	Interest expense, net	$5,227
Payment-in-kind (PIK) interest	Interest expense, net	7,851
Instrument specific credit risk	Other comprehensive income	(27,164)
Other fair value adjustments	Fair value adjustments on convertible notes	386,037
Total fair value adjustments		$371,951
The principal amount of the Convertible Notes as of March 31, 2022 reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $530.0 million as of March 31, 2022, are scheduled to mature on April 19th, 2025, which includes $224.2 million for the face value of the Secured Convertible Notes which have payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of March 31, 2022 if held to maturity was $448.4 million. The total amount that would be owed on the Convertible Notes if prepaid as of March 31, 2022 was $767.3 million. See Note 7 for further information on fair value measurement of the Convertible Notes.
Trinity Loans—In August 2021, the Company entered into a $30.0 million master equipment finance facility agreement with Trinity Capital Inc. (“Trinity”) to finance the Company’s acquisition of blockchain computing equipment and received a loan of $1.0 million at close. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 11.0%. In November and December 2021, the Company borrowed $14.0 million and $5.0 million, respectively. The remaining balance of $10.0 million was drawn in February 2022.
Bremer Loan – In October 2021, the Company entered into a lending agreement with Bremer Bank, National Association to borrow up to $16.2 million in two tranches through May 22, 2022 for the purchase of blockchain mining equipment and improvements to data center and infrastructure. In December 2021, the Company entered into an additional term loan to borrow up to $9.6 million. The Company borrowed $15.2 million in October through December 2021. The Company borrowed an additional $4.8 million in January through March 2022. The loans bear interest at 5.5% annually and are due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance. Interest expense on the loans has been recognized based on an effective interest rate of 5.6%. The loans require the Company to maintain the following financial covenants: (1) a minimum debt service coverage ratio (defined in the agreement as EBITDA divided by scheduled principal and interest payments) of not less than 1.2:1, measured annually beginning December 31, 2022; and (2) a fixed charge coverage ratio (defined in the agreement as EBITDA minus net distributions divided by scheduled principal and interest payments) of 1:1, measured annually beginning December 31, 2022. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan is $0.8 million and payments will begin to be received beginning when principal payments are due from the Company beginning May 2022. In order to receive the interest buydown incentive, the Company must (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinues operation in the jurisdiction within the next five years, it is obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company does not employ 13 new full-time employees, the interest buydown will be prorated to reflect any partial fulfillment and the Company, at a minimum, is required to pay back the value of the incentive to the Bank of North Dakota. For the three months ended March 31, 2022 and 2021, there was no interest buydown.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Blockfi – In December 2021, the Company entered into two lending agreements with Blockfi Lending, LLC to borrow up to $110.0 million for the purchase of blockchain mining equipment. The first agreement consists of $10.0 million and bears interest at 9.7% with a term of 24 months from issuance. Interest expense on the loans issued in December 2021 has been recognized based on an effective interest rate of 10.1%. The second agreement consists of $100.0 million and bears interest at 13.1% with a term of 24 months from issuance. The company borrowed the first tranche totaling $60.0 million across the two loans in December 2021 and borrowed the second tranche of $20.0 million in January 2022. The remaining $30.0 million expired unused in March 2022. Interest expense on the loans issued in December 2021 has been recognized based on an effective interest rate of 13.1%. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Anchor Labs— In March 2022, the Company entered into a $20.0 million equipment loan and security agreement with Anchorage Lending CA, LLC. (“Anchor Labs”) to finance the Company’s purchase of blockchain computing equipment. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Mass Mutual Barings— In March 2022, the Company entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Barings”) to finance the Company’s purchase of blockchain computing equipment. In March 2022, the Company borrowed the first tranche of $30.0 million. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 9.8%. The loans are secured by certain blockchain computing equipment.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

6. REVENUE
The Company primarily generates revenue from hosting services, sales of computer equipment and digital asset mining income. The Company generally recognizes revenue when the promised service is performed, or control of the promised equipment is transferred to customers. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Deferred Revenue
The Company records contract liabilities in Deferred Revenue on the consolidated balance sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s deferred revenue balance as of March 31, 2022 and December 31, 2021 was $153.7 million and $136.4 million, respectively, all from advance payments received during the periods then ended.
In the three months ended March 31, 2022, the Company recognized $36.8 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the deployment of customer equipment for which advanced payment had been received from customers prior to January 1, 2021. In the three months ended March 31, 2021, the Company recognized $32.3 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the performance of hosting services for which advance payments had been received from customers prior to January 1, 2020. Advanced payments for hosting services are typically recognized in the following month and advanced payments for equipment sales are generally recognized within one year.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services and equipment sales. The Company has performance obligations associated with commitments in customer hosting contracts for future services and commitments to acquire and deploy customer equipment that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of March 31, 2022 and 2021 were $989.4 million and $333.4 million, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

7. FAIR VALUE MEASUREMENTS
The Company measures certain assets and liabilities at fair value on a recurring or non-recurring basis in certain circumstances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company uses observable market data when determining fair value whenever possible and relies on unobservable inputs only when observable market data is not available.
Recurring fair value measurements
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial and subsequent fair value estimates of the Public Warrants and Private Placement Warrants are based on the listed price in an active market for such warrants.
The Company has elected to measure its Secured Convertible Notes at fair value on a recurring basis because the Company believes it better reflects the underlying economics of the convertible notes, which contain multiple embedded derivative features. The fair value of the Company’s convertible notes payable is determined using a market approach based on observable market prices for similar securities when available. When observable market data is not available, the Company uses an as-converted value plus risk put option model that includes certain unobservable inputs that may be significant to the fair value measurement such as probability of a financing event occurring (e.g., a SPAC merger or qualified financing), expected term, volatility and the negotiation discount. The fair value of the Secured Convertible Notes considers the minimum payoff at maturity of two times the face value of the note plus accrued interest, as well as the opportunity for appreciation if the value of the Company's stock increases 60% or more relative to the pricing at the financing event (since the conversion price is set at 80% of the stock price at the financing event, a stock price appreciation of 60% would match the minimum payoff of two times the face value plus accrued interest). The fair value of the other Convertible Notes considers the minimum payoff at maturity of one times the face value of the note plus accrued interest, as well as the opportunity for appreciation if the value of the Company's stock falls no more than 20% relative to the pricing at the financing event (since the conversion price is set at 80% of the stock price at the financing event, a stock price decline of 20% would match the minimum payoff of one times the face value plus accrued interest). Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity.
The following presents the levels of the fair value hierarchy for the Company's convertible notes by issuance date measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

	March 31, 2022
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Derivative warrant liabilities:
Public Warrants	$—	$16,215	$—	$—	$16,215
Private Placement Warrants	—	—	11,781	—	11,781
Total derivative warrant liabilities	—	16,215	11,781	—	27,996
Convertible notes:
April 19, 2021[1]	$92,813	$—	$—	$192,223	$192,223
April 21, 2021[1]	5,214	—	—	10,796	10,796
April 23, 2021[1]	46,928	—	—	97,128	97,128
April 26, 2021[1]	79,256	—	—	163,959	163,959
August 20, 2021[2]	51,362	—	—	76,264	76,264
September 10, 2021[2]	16,354	—	—	24,200	24,200
September 23, 2021[2]	77,202	—	—	113,994	113,994
September 24, 2021[2]	60,923	—	—	89,943	89,943
September 27, 2021[2]	2,004	—	—	2,957	2,957
October 1, 2021[2]	87,966	—	—	129,718	129,718
November 10, 2021[2]	9,971	—	—	14,698	14,698
Accrued PIK interest[1,2,3]	—	—	—	7,851	7,851
Total convertible notes	529,993	—	—	923,731	923,731
Total liabilities measured at fair value on a recurring basis	$529,993	$16,215	$11,781	$923,731	$951,727

	December 31, 2021
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Convertible notes:
April 19, 2021[1]	$91,430	$—	$—	$101,078	$101,078
April 21, 2021[1]	5,137	—	—	5,674	5,674
April 23, 2021[1]	46,229	—	—	51,062	51,062
April 26, 2021[1]	78,075	—	—	86,165	86,165
August 20, 2021[2]	50,597	—	—	50,941	50,941
September 10, 2021[2]	16,110	—	—	16,472	16,472
September 23, 2021[2]	76,051	—	—	77,559	77,559
September 24, 2021[2]	60,016	—	—	61,179	61,179
September 27, 2021[2]	1,974	—	—	2,012	2,012
October 1, 2021[2]	86,655	—	—	87,150	87,150
November 10, 2021[2]	9,823	—	—	9,819	9,819
Accrued PIK interest[1,2,4]	—	—	—	7,896	7,896
Total convertible notes	$522,097	$—	$—	$557,007	$557,007

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

1 Secured Convertible Notes (includes principal balance at issuance and PIK interest) which considers the minimum payoff at maturity of two times the face value of the note plus accrued interest.
2 Other Convertible Notes (other than the Secured Convertible notes) which considers the minimum payoff at maturity of one times the face value of the note plus accrued interest.
3 Represents PIK interest accrued as of March 31, 2022 which will be recorded as additional principal for each respective convertible note on April 1, 2022.
4 Represents PIK interest accrued as of December 31, 2021 which will be recorded as additional principal for each respective convertible note on January 1, 2022.
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the Company's convertible notes measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

Convertible Notes
Balance at December 31, 2021	$557,007
Issuances (including PIK principal recorded)	7,896
Settlements (including interest payments and PIK principal recorded)	(13,123)
Unrealized losses	371,951
Balance at March 31, 2022	$923,731
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs becomes significant to the fair value measurement. All transfers into and out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of March 31, 2022, Level 3 financial instruments included all the Convertible Notes as the effect of unobservable inputs became significant to the fair value measurement due to the time lapse between the issuance of the notes and the reporting date.

The following presents significant Level 3 unobservable inputs used to measure fair value of certain convertible notes March 31, 2022 (dollars in thousands):

	Fair value	Unobservable Input	Low	High	Weighted Average[1]

Convertible Notes	$923,731	Expected term (years)	3.05	3.05	3.05
		Volatility	45.2%	45.2%	45.2%
1 Weighted average based on the fair value of convertible notes.
Expected term is an input into the risk put option model that measures the length of time the instrument is expected to be outstanding before it is exercised or terminated. An increase in expected term, in isolation, would generally result in an increase in the fair value measurement of the convertible notes.
Volatility is an input into the risk put option model that measures the variability in possible returns for the convertible notes based on how much the price of underlying shares change in value over time. An increase in volatility, in isolation, would generally result in an increase in the fair value measurement of the convertible notes.
The increase or decrease in the fair value of the convertible notes resulting from changes to the expected term or volatility assumptions are not interrelated.
The Company presents separately in other comprehensive income (loss) the portion of the total change in the fair value of the convertible notes that resulted from a change in the instrument-specific credit risk on the convertible notes. The amount of change in the fair value attributable to instrument-specific credit risk is determined by comparing the amount of the total change in fair value to the amount of change in fair value that would have occurred if the Company’s credit risk had not changed during the period as reflected in the discount rates applied to the debt and risk put option.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonrecurring fair value measurements
The Company’s non-financial assets, including digital assets, property, plant and equipment, goodwill, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Refer to the discussion of digital assets below for more information regarding fair value considerations when measuring the impairment of digital assets held.
The Company classifies digital assets primarily as Level 1. The Company’s digital assets are accounted for as intangible assets with indefinite useful lives. The Company initially recognizes digital assets that are received as digital asset mining income based on the fair value of the digital assets. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset surrendered or at the fair value of the asset received if more readily apparent. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured, which is measured on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. In the three months ended March 31, 2022 and 2021, the Company recognized impairments of digital assets of $54.0 million and a nominal amount, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized net gains of $2.2 million and a nominal amount, respectively, on sales of digital assets. Digital assets are available for use, if needed, for current operations and are classified as current assets on the Consolidated Balance Sheets, the details of which are presented below.

	March 31 2022	December 31 2021
Bitcoin (BTC)	$307,172	$224,843
Ethereum (ETH)	6,474	4,665
Polygon (MATIC)	1,586	1,085
Siacoin (SC)	765	803
Dai (DAI)	8	1,353
Other	318	1,549
Total digital assets	$316,323	$234,298
The Company does not have any off-balance sheet holdings of digital assets.
No non-financial assets were classified as Level 3 as of March 31, 2022 or December 31, 2021.
Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, notes payable and certain accrued expenses and other liabilities. The carrying amount of these financial instruments, other than notes payable discussed below, approximates fair value due to the short-term nature of these instruments.
The fair value of the Company’s notes payable (excluding the Convertible Notes carried at fair value described above), which are carried at amortized cost, was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. We classified the other notes payable as Level 3 financial instruments due to the considerable judgment required to develop assumptions of the Company’s standalone credit risk and the significance of those assumptions to the fair value measurement. The estimated fair value of the Company’s other notes payable, including both the current and noncurrent portion, was $238.6 million at March 31, 2022 and $184.7 million at December 31, 2021. The carrying values of the notes payable, including both the current and noncurrent portion, was $238.9 million and $171.2 million at March 31, 2022 and December 31, 2021, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

8. LEASES
Lessee
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure, and office equipment, with original lease periods expiring through 2028. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the unaudited consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the unaudited condensed consolidated balance sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance lease are presented on the Company’s Consolidated Balance Sheets follows (in thousands):

	Financial statement line item	March 31, 2022
Assets:
Operating lease right-of-use assets	Other noncurrent assets	$6,535
Financing lease right-of-use assets	Property, plant and equipment, net	$178,819
Liabilities:
Operating lease liabilities, current portion	Accrued expenses and other	$132
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$1,150
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$34,405
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$56,494
The components of lease expense were as follows (in thousands):

	Financial statement line item	Three Months Ended March 31, 2022

Operating lease expense	General and administrative expenses	$154
Short-term lease expense	General and administrative expenses	191
Financing lease expense:
Amortization of right-of-use assets	Cost of revenue	9,824
Interest on lease liabilities	Interest expense, net	2,102
Total financing lease expense		11,926
Total lease expense		$12,271
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate with reference to recent borrowings of similar collateral and tenure when available. Determining our incremental borrowing rate, especially if there are insufficient observable borrowings near the time of lease commencement, may require significant judgment.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Information relating to the lease term and discount rate is as follows:

March 31, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	22.1
Financing leases	2.6
Weighted Average Discount Rate
Operating leases	6.4%
Financing leases	10.2%

The following table summarizes the Company’s supplemental cash flow information:

Three Months Ended March 31,
2022
Lease Payments
Operating lease payments	$101
Financing lease payments	$12,357
Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$—
Financing lease right-of-use assets obtained in exchange for lease obligations	$10,557

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at March 31, 2022, and thereafter (in thousands):

	Operating leases	Financing leases
Remaining 2022	$170	$33,435
2023	170	35,280
2024	170	31,650
2025	170	4,509
2026	170	3
2027	170	—
Thereafter	1,251	—
Total lease payments	2,271	104,877
Less: imputed interest	989	13,978
Total	$1,282	$90,899
Operating leases
In September 2021, the Company entered into operating lease agreements with Minnkota Power Cooperative to develop a hosting facility in Grand Forks, North Dakota as well as enter into a power supply purchase agreement to purchase 100 megawatts of power supply once construction of the hosting facility is complete. As a result of the agreements being entered into contemporaneously and in contemplation of one another, the agreements are considered to be a single unit of account and consideration has been allocated between lease and non-lease components based on relative standalone selling price with approximately $5.3 million allocated to the lease components and $2.6 million allocated to the non-lease components. Substantially all of the payments for the intended leases would be for a five-year to thirty-year term (comprising an initial five-year term with five five-year bargain renewal options to renew) with purchase options exercisable at any time for approximately $5.6 million less any rent paid to date and subject to certain other adjustments.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In addition to the above, in December 2021, the Company entered into an agreement to lease office space for its new corporate headquarters that the Company anticipates will commence in the second half of 2022. The lease includes base rent of approximately $14.0 million to be paid over a period of 130 months.
Finance leases
In December 2021, the Company entered into finance lease agreements with Liberty Commercial Finance LLC totaling $40.9 million for the purchase of bitcoin mining equipment, with a weighted average term of 3.2 years. The leases bear interest at a weighted average rate per annum of 12.6% and the Company is required to make monthly payments of principal and interest. Interest expense on the lease has been recognized based on a weighted average effective interest rate of 12.6%.
In December 2021, the Company entered into finance lease agreements with MassMutual Asset Finance LLC totaling $50.0 million for the purchase of bitcoin mining equipment, with a weighted average term of 3.2 years. The leases bears interest at a rate per annum of 10% and the Company is required to make monthly payments of principal and interest. Interest expense on the leases has been recognized based on an effective interest rate of 10%.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of March 31, 2022 and December 31, 2021, there were no material loss contingency accruals.
Leases—See Note 8 for further information.
Purchase obligations—As of March 31, 2022, the Company had outstanding agreements to purchase blockchain mining equipment totaling approximately $391.0 million of which approximately $256.2 million was paid as deposits for blockchain mining equipment scheduled to be delivered in 2022. As of the date that the financial statements were available to be issued, the aggregate amount of the Company’s purchase obligations totaled approximately $134.8 million, substantially all of which are expected to be settled within one year of the date that the financial statements were available to be issued.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

10. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company is authorized to issue 2.00 billion shares of preferred stock, $0.0001 as of March 31, 2022. Prior to the Merger with XPDI, the Company was authorized to issue 50.0 million, shares of preferred stock, $0.0001 par value. As of December 31, 2021, 10.8 million shares of preferred stock were issued and outstanding.
Upon the closing of the merger with XPDI on January 19, 2022, each share of Series A and Series B Preferred Stock automatically converted into one share of Core Scientific common stock and each outstanding share of common stock issued as a result of the conversion of Series A and Series B Preferred Stock in connection with the Business Combination was cancelled and extinguished and converted into the right to receive a number of shares of New Core Common Stock equal to the Exchange Ratio of 1.6001528688. All of the Company’s shares of Contingently Redeemable Convertible Preferred Stock were converted into 10.8 million shares of the Company’s common stock during the three months ended March 31, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

11. STOCKHOLDERS' EQUITY
Authorized Capital—As of March 31, 2022, the Company was authorized to issue 10.00 billion shares of common stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share.
In January 2021, in connection with the stockholder loan described in Note 5, the Company issued a warrant to the stockholder to purchase up to 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant is set to expire in January 2023 and is exercisable and unexercised as of March 31, 2022.
As a result of the Business Combination, all of XPDI’s Class A Common Stock and Class B Common Stock automatically converted into 30.8 million shares of New Core Common Stock on a one-for-one basis. XPDI’s 8.6 million public warrants issued in its initial public offering (the “Public Warrants”) and 6.3 million warrants issued in connection with private placement at the time of XPDI’s initial public offering (the “Private Placement Warrants”) became warrants for New Core Common Stock.
Following the Merger with XPDI, each share of common stock or warrant was converted to shares of New Core Common Stock or a warrant to purchase shares of New Core Common Stock based on an exchange ratio of 1.6001528688.
Warrant Exercises

In March 2020, the Company issued warrants to the Company’s president and chief executive officer and a member of the Board of Directors to purchase up to 6.4 million shares of the Company’s common stock at an exercise price of $0.84 per share (as amended). In March 2022, 3.2 million of the warrants were exercised in a cashless exercise resulting in 2.9 million net shares issued to the warrant holder.

In March 2020, the Company issued warrants to service providers in exchange for services provided related to the issuance of Series A Convertible Preferred Stock. The warrants were for an aggregate of 0.2 million shares at an exercise price of $4.27 per share. In February 2022, 0.2 million of the warrants were exercised in a cashless exercise resulting in 0.1 million net shares issued to the warrant holders.

SPAC Vesting Shares

1.7 million common shares are subject to vesting requirements, as described further in Note 1. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Consolidated Balance Sheet as of March 31, 2022.
Vendor Settlement

In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition.
Equity Incentive Plans
The Company has outstanding awards under the 2018 Omnibus Incentive Plan (the “2018 Plan”), which has a 10-year life for granting up to 132.0 million shares of common stock for awards. Awards granted under the 2018 Plan may be incentive stock options (must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2018 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s Board of Directors.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In July 2021, the Company acquired Blockcap. Under the terms of the Blockcap merger agreement, (i) each stock option granted, whether vested or unvested, and each award of restricted stock under the Blockcap, Inc. Equity Incentive Plan (the “Legacy Blockcap Plan”) was assumed by the Company. In addition, the Radar Relay, Inc. Amended and Restated 2018 Equity Incentive Plan (the “RADAR Plan”) provides for the grant of stock options, restricted stock awards, and other awards to eligible employees, non-employee directors and consultants. On June 4, 2021, prior to its acquisition by the Company, Blockcap entered into an agreement and plan of merger with RADAR for all the issued and outstanding equity interests of RADAR, which merger closed on July 1, 2021 (the “Blockcap/RADAR Merger”) The RADAR Plan was assumed by us upon the closing of the Blockcap/RADAR Merger and the Blockcap acquisition. As of March 31, 2021, there were 14.0 million shares of common stock subject to outstanding awards under the Legacy Blockcap Plan and the RADAR Plan (the “Blockcap Plans.”) No new awards may be made under the Blockcap Plans subsequent to the closing of the Blockcap acquisition.

At the Special Meeting in connection with the XPDI Merger, the stockholders of XPDI approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Awards granted under the 2021 Plan may be incentive stock options (must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2021 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s Board of Directors. Following the consummation of the Merger, the Company expects that its board of directors will make grants of awards under the Incentive Plan to eligible participants. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 45.0 million shares.
As of March 31, 2022, the Company had reserved shares of common stock for future issuances under the 2018 Plan and 2021 Plan as follows (in thousands):

	Blockcap Plans	2018 Plan	2021 Plan
Options outstanding	7,332	24,610	—
Unvested restricted stock and restricted stock units outstanding	4,830	92,070	—
Vested restricted stock and restricted stock units outstanding	1,827	1,363	—
Available for future stock option and restricted stock units and grants	—	13,970	45,000
Total outstanding and reserved for future issuance	13,989	132,013	45,000
Stock-Based Compensation

Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of March 31, 2022, we had unvested or unexercised stock-based awards outstanding representing approximately 128.8 million shares of our common stock, consisting of approximately 96.9 million RSAs and RSUs and options to purchase approximately 31.9 million shares of our common stock with a weighted average exercise price of $8.76 and weighted average remaining life of 8.6 years.

During the three months ended March 31, 2022, the Company granted 11.9 million restricted stock units to various employees and directors with a weighted-average grant-date fair value of $9.54 per share. In addition, in March 2022, the Company approved 1.4 million RSUs to be granted to various employees of the Company.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 is included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$2,039	$—
Research and development	1,882	—
Sales and marketing	458	—
General and administrative	21,418	588
Total stock-based compensation expense	$25,797	$588
As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $141.8 million, which is expected to be recognized over a weighted-average time period of 3.7 years.
As of March 31, 2022, the Company had approximately $768.7 million of unrecognized stock-based compensation expense related to RSAs and RSUs, of which $34.4 million is expected to be recognized over a weighted-average time period of 3.3 years and $734.3 million is related to RSUs for which some or all of the requisite service had been provided under the service condition but had performance conditions that had not yet been achieved. For RSUs subject to both the service and performance conditions, the unrecognized compensation expense will be recognized as expense when it is probable that the performance conditions will be achieved. The performance conditions for the RSUs are satisfied upon the earlier of a change in control or an initial public offering. The closing of the Merger Agreement with XPDI in January 2022 did not meet the definition of a change in control or an initial public offering. The performance condition can be met in future years only with respect to a change in control or waiver of the condition by the Company’s board of directors. If the performance conditions become probable of being achieved before the end of the requisite service period, the unrecognized compensation expense for which requisite service has not been provided will be recognized as expense prospectively on an accelerated attribution basis over the remaining requisite service period.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

12. INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
The income tax expense and effective income tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Income tax expense	$42,406	$—
Effective income tax rate	(10.0)%	—%
For the three months ended March 31, 2022, discrete tax expense of $7.3 million is included in the $42.4 million of income tax expense. The Company's estimated annual effective income tax rate without discrete items was (8.3)%, compared to the US federal statutory rate of 21.0% due to the fair value adjustment on debt instruments (15.8)%, change in valuation allowance (9.9)%, non-deductible interest (2.2)%, non-deductible employee costs (1.5)% and other 0.1%.
No discrete tax expense was included in income tax expense for the three months ended March 31, 2021. The Company’s estimated annual effective income tax rate without discrete items was 0%, compared to the US federal statutory rate of 21.0% due to the change in valuation allowance of (24.1)% and other 3.1%.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

13. NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.
Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share and also began to meet the definition of a participating security. On or after the closing of the Merger, dividend payments made to equity holders of the Company are also made ratably to holders of the Convertible Notes on an as-converted basis. As a result, the Convertible Notes meet the definition of participating securities based on their respective rights to receive dividends and they are treated as a separate class of securities in computing basic EPS using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. However, undistributed losses are not allocated to the Convertible Notes under the two-class method because holders of the Convertible Notes do not have a contractual obligation to share in the losses of the Company. Diluted EPS for the Convertible Notes is calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.
Restricted stock awards assumed from Blockcap in July 2021 and the SPAC Vesting Shares issued as part of the XPDI Merger in January 2022 also have non-forfeitable rights to receive dividends, if declared, and meet the definition of participating securities. Because these instruments do not have a contractual obligation to share in the losses of the Company, undistributed losses are not allocated to them.
As discussed in Note 1, the shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Merger with XPDI have been retroactively restated as shares reflecting the exchange ratio established in the Merger. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to January 19, 2022 by multiplying them by the exchange ratio of 1.6001528688 used to determine the number of shares of Class A common stock into which they converted.

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(466,204)	$6,849

Weighted average shares outstanding - basic	307,475	157,786
Add: Dilutive share-based compensation awards	—	18,178
Weighted average shares outstanding - diluted	307,475	175,964

Net (loss) income per share - basic	$(1.52)	$0.04
Net (loss) income per share - diluted	$(1.52)	$0.04
Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Stock options	31,942	—
Warrants	18,284	—
Restricted stock and restricted stock units	96,900	61,452
Convertible Notes	66,249	—
SPAC vesting shares	1,725	—
Total potentially dilutive securities	215,100	61,452

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

14. SEGMENT REPORTING
The Company has two operating segments: “Equipment Sales and Hosting” which consists primarily of its blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining” consisting of digital asset mining for its own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for its hosting services which are recurring in nature. Equipment sales revenue is derived from its ability to leverage its partnership with leading equipment manufacturers to secure equipment in advance, which is then sold to its customers when they are unable to obtain them otherwise. The digital asset mining operation segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets.
The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expense from the allocations to operating segments. The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Equipment Sales and Hosting Segment
Revenue:
Hosting revenue	$33,214	$12,692
Equipment sales	26,305	31,926
Total revenue	$59,519	$44,618
Cost of revenue:
Cost of hosting services	$31,231	$11,829
Cost of equipment sales	22,535	26,231
Total Cost of revenue	$53,766	$38,060
Gross profit	$5,753	$6,558
Mining Segment
Digital asset mining income	$133,000	$9,628
Total revenue	$133,000	$9,628
Cost of revenue	68,750	1,653
Gross profit	$64,250	$7,975

Consolidated total revenue	$192,519	$54,246
Consolidated cost of revenue	$122,516	$39,713
Consolidated gross profit	$70,003	$14,533
For the three months ended March 31, 2022 and 2021, cost of revenue included depreciation expense of $2.2 million and $1.8 million, respectively, for the Equipment Sales and Hosting segment. For the three months ended March 31, 2022 and 2021, cost of revenue included depreciation expense of $39.4 million and $0.8 million, respectively for the Mining segment.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of March 31, 2022 and December 31, 2021, all of the Company’s fixed assets were located in the United States. For the three months ended March 31, 2022 and 2021, all of the Company’s revenue was generated in the United States.
For the three months ended March 31, 2022 and 2021, the concentration of customers comprising 10% or more of the Company’s total revenue, Equipment Sales and Hosting segment revenue was as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	Percent of total revenue:		Percent of Equipment Sales and Hosting segment:
Customer
A	12%	N/A	39%	N/A
B	N/A	42%	N/A	51%
Blockcap	N/A	21%	N/A	25%
A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in the Company’s consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Reportable segment gross profit	$70,003	$14,533
Gain from sales of digital assets	2,163	30
Impairment of digital assets	(53,985)	—
Operating expense:
Research and development	3,340	1,208
Sales and marketing	1,398	534
General and administrative	40,160	3,795
Total operating expense	44,898	5,537
Operating (loss) income	(26,717)	9,026
Non-operating expense, net:
Loss on debt extinguishment and other	—	42
Interest expense, net	21,676	2,135
Other non-operating (income), net	(357)	—
Fair value adjustments on convertible notes	386,037	—
Fair value adjustments on derivative warrant liabilities	(10,275)	—
Other non-operating (income), net	(357)	—
Total non-operating expense, net	397,081	2,177
(Loss) income before income taxes	(423,798)	6,849
Income tax expense	42,406	—
Net (loss) income	$(466,204)	$6,849

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

15. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three months ended March 31, 2022 and 2021, the Company recognized hosting revenue from the contracts with these entities of $5.9 million and $4.3 million, respectively. In addition, for the three months ended March 31, 2022 and 2021, the company recognized equipment sales revenue of $25.9 million and $7.9 million from these same various entities. As of both March 31, 2022 and December 31, 2021, the Company had accounts receivable of $0.3 million from these entities.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three months ended March 31, 2022, the Company incurred reimbursements of $0.5 million. The Company did not incur any reimbursements for the three months ended March 31, 2021. As of March 31, 2022, $0.3 million was payable. A nominal amount was payable at December 31, 2021.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

16. SUBSEQUENT EVENTS
Financing Transactions

In April 2022, the Company borrowed an additional $0.7 million from Bremer to finance the construction of our North Dakota facility.

In April 2022, the Company borrowed a second tranche from Mass Mutual Barings of $39.6 million to purchase blockchain equipment.

In April 2022, the Company borrowed from $75.0 million on a bridge loan from B. Riley Financial, Inc. maturing in December 2022. The loan bears interest at a rate of 7.0%.

In April 2022, the Company borrowed $11.0 million from Liberty Commercial Finance for the purchase of blockchain equipment. The loan bears interest at 10.6% with a term of 24 months.
Leases

In May 2022, the Company added $0.8 million to their existing lease agreements for the purchase of equipment. The loan bears interest at 7.7% with a term of 36 months.
Separation Agreement with Former Chief Financial Officer

On April 5, 2022, Core Scientific, Inc. the Company issued a press release announcing that Michael Trzupek, Executive Vice President and Chief Financial Officer of the Company, notified the Board of Directors of the Company of his decision to resign from his position on April 4, 2022, effective immediately.

On April 19, 2022, the Company and Mr. Trzupek reached an agreement regarding Mr. Trzupek’s separation from the Company (the “Separation Agreement”), effective May 6, 2022 (the “Separation Date”). As previously announced, Denise Sterling, the former Senior Vice President of Finance of the Company, assumed the role of Chief Financial Officer on April 5, 2022.

Pursuant to the Separation Agreement, in exchange for certain releases of claims, Mr. Trzupek’s agreement to transition his responsibilities and duties to other Company personnel, and certain additional covenants related to cooperation and competitive activity, the Company will provide cash severance benefits to Mr. Trzupek of $75,000, representing three months of base salary, to be paid in a single lump sum less any required taxes and other withholding amounts. He will also be entitled to any accrued but unpaid compensation for the period prior to the Separation Date. In addition, Mr. Trzupek will be deemed to have time vested in 1,200,000 of his outstanding restricted stock units, which will remain subject to certain transaction vesting terms, as detailed in the award agreements assumed by Power & Digital Infrastructure Acquisition Corp (“XPDI”) pursuant to Section 3.01(a)(iv) of the Agreement and Plan of Merger by and among XPDI et al and the Company, dated as of July 20, 2021, and he will be entitled to receive an additional 200,000 time-vested restricted stock units. The Separation Agreement contains mutual releases, subject to customary exceptions, and mutual covenants not to compete or disparage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Core Scientific” refer to Core Scientific Holding Co. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and Core Scientific, Inc. (f/k/a Power & Digital Infrastructure Acquisition Corp.) and its subsidiaries after the consummation of the Business Combination. References to “XPDI” refer to the predecessor registrant prior to the consummation of the Business Combination. The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “─Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•realize the benefits expected from the acquisition of Blockcap, including any related synergies;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•retain and hire necessary employees;
•anticipate the impact of the COVID-19 pandemic, including variant strains of COVID-19, and its effect on business and financial conditions;
•our ability to source clean and renewable energy;
•future estimates of computing capacity and operating power;
•future demand for hosting capacity;
•future estimates of hashrate (including mix of self-mining and hosting);
•operating gigawatts and power;
•future projects in construction or negotiation and future expectations of operation location;
•orders for miners and critical infrastructure;
•future estimates of self-mining capacity;
•future infrastructure additions and their operational capacity;
•operating power and site features of our operations center in Denton, Texas;
•manage risks associated with operational changes in response to the COVID-19 pandemic, including the emergence of variant strains of COVID-19;
•increase brand awareness;
•attract, train and retain effective officers, key employees or directors;
•upgrade and maintain information technology systems;

•acquire and protect intellectual property;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•effectively respond to general economic and business conditions, including the price of bitcoin;
•maintain the listing on, or to prevent the delisting of our securities from, Nasdaq or another national securities exchange;
•obtain additional capital, including use of the debt market;
•the public float of our shares;
•enhance future operating and financial results;
•successfully execute expansion plans;
•anticipate rapid technological changes;
•comply with laws and regulations applicable to its business, including tax laws and laws and regulations related to data privacy and the protection of the environment;
•stay abreast of modified or new laws and regulations applicable to its business or withstand the impact of any new laws and regulations related to its industry;
•anticipate the impact of, and response to, new accounting standards;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners and distributors;
•respond to uncertainties associated with product and service development and market acceptance;
•anticipate the impact of changes in U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation; and
•successfully deploy the proceeds from the Business Combination.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the documents we reference in this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide hosting services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021 and 571MW as of March 31, 2022. We mine Bitcoin, Ethereum and other digital assets for third-party hosting customers and for our own account at our six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1). In addition, in October 2021, we announced the entry of an agreement with the City of Denton, Texas which became operational in February 2022 with an initial operating capacity approaching 22MW and an affiliate of Tenaska Energy, Inc. to develop our seventh facility, a blockchain data center in Denton, Texas, which is expected to have 300MW of power when completed. In February 2022, the Muskogee City County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park.
In July 2021 we completed the acquisition of Blockcap, one of our largest hosting customers. Blockcap is a blockchain technology company with industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily Bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of its acquisition, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. In addition to mining, holding and exchanging digital assets, Blockcap also evaluated and completed investments in related technologies and ancillary businesses, including RADAR, an early stage company focused on technology enhancement and development in the digital asset industry that it acquired on July 1, 2021. The acquisition of Blockcap significantly expanded our self-mining operations and increased the number of miners we own. We intend to utilize RADAR’s business assets and the technical expertise of its principals in enhancing our existing blockchain mining technology and software and in further strengthening our leadership position and value creation potential through the development of DeFi products and services.
Our total revenue was $192.5 million and $54.2 million for the three months ended March 31, 2022 and 2021, respectively. We had an operating loss of $26.7 million and operating income of $9.0 million for the three months ended March 31, 2022 and 2021, respectively. We had a net loss of $466.2 million and net income of $6.8 million for the three months ended March 31, 2022 and 2021, respectively. Our Adjusted EBITDA was $93.0 million and $12.5 million for the three months ended March 31, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to, Adjusted EBITDA.

Our Business Model
Company Overview
Core Scientific is a blockchain technology company with industrial scale digital asset mining, equipment sales and hosting operations. Our operations are currently conducted in the United States at state-of-the-art facilities specifically designed and constructed for housing advanced mining equipment. Our primary business is self-mining and hosting third-party equipment used in mining of digital asset coins and tokens, including bitcoin. We continue to evaluate investments in related blockchain technologies and ancillary businesses.
Our rapidly growing digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. While we sell or exchange a portion of the digital assets we mine to fund our growth strategies or for general corporate purposes, we will hold a portion of our digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more efficient medium of exchange than traditional fiat currencies. Following the Blockcap acquisition, we significantly expanded our self-mining operation and consequently reevaluated our digital asset investment policy. In 2021, we adopted an investment policy pursuant to which an investment committee consisting of corporate officers use common risk management techniques to manage our assets in light of specified liquidity criteria. Liquidity will be maintained through management of a portfolio of money market instruments, obligations of the U.S. government, bank deposits, commercial paper, and certain digital asset currencies and digital asset instruments, each of which must satisfy certain risk criteria. The investment committee will retain the discretion to manage these approved investment instruments, including digital asset currencies and instruments, in accordance with the investment policy, which may involve opportunistic sales or conversions of digital asset currencies and instruments in light of market and other conditions.
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
Our proprietary data centers in North Carolina, Georgia, Kentucky and North Dakota are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. These facilities have long-term power contracts at approximately 571MW and 457MW of power as of March 31, 2022 and December 31, 2021, respectively. In addition, we opened a new facility in Denton, Texas in February 2022 with an initial operating capacity approaching 22 MW and expect to achieve full capacity of 300MW when completed. In February 2022, the Muskogee City County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our North Dakota facility is expected to benefit from our operational mining experience and techniques to maximize operational efficiency. As the demand for digital assets increases and digital assets become more widely accepted, there is an increasing demand for professional-grade, scalable infrastructure to support growth of the blockchain ecosystem. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
Segments
We have two operating segments: “Equipment Sales and Hosting” which consists primarily of our blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining” consisting of digital asset mining for our own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for our hosting services which are recurring in nature. Equipment sales revenue is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers when they are unable to obtain them otherwise. The digital asset mining operation segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, we receive digital assets.

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
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We prepay a significant portion of the purchase price for these new miners as partially refundable deposits, with delivery scheduled to occur in monthly installments through December 2022, and the remainder of the purchase price for these new miners is payable in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement.
As of March 31, 2022, we had deployed approximately 164,000 bitcoin miners, which number consists of approximately 82,000 self-miners and approximately 82,000 hosted miners, which represented 8.3 EH/s and 7.9 EH/s for self-miners and hosted miners, respectively. In addition, as of March 31, 2022, we had 91,000 and 54,000 additional self-miners and hosted miners, respectively, expected to be deployed in 2022 and thereafter, which are expected to increase our hash rate and our customers and related parties hash rate by approximately 9.1 EH/s and 5.4 EH/s respectively. As of March 31, 2022, the remaining payments due on the bitcoin miners on order is approximately $134.8 million, of which substantially all is expected to be paid in 2022. We allocate in advance our mining equipment orders between our self-mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers.
The first table below summarizes the total number of self- and hosted miners in operation as of March 31, 2022. The second table below summarizes the total number of self- and hosted miners for delivery and deployment in 2022 and Q1 of 2023, (Miners in thousands).

	Bitcoin Miners in Operation as of March 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	8.3	82.3
Hosted miners	7.9	81.6
Total mining equipment	16.2	163.9

	Bitcoin Miners Ordered or Transferred In 2022 and Thereafter
Mining Equipment	Hash rate to be deployed (EH/s)	Number of Miners
Self-miners	9.1	91.4
Hosted miners	5.4	53.7
Total mining equipment	14.5	145.1
Total in operation and to be deployed	30.7	309.0
Performance Metrics
Hash Rate
Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the S17 and S19 miners we and our customers use to mine bitcoin. These ASIC chips are designed specifically to maximize the rate of hashing operations.

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
Impact of COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the impact of COVID-19. COVID-19 has had and continues to have an adverse impact on our business and operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Refer to “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The Merger and Public Company Costs
We entered into a merger agreement with XPDI and Merger Subs on July 20, 2021. Pursuant to the merger agreement, Legacy Core became a wholly owned subsidiary of XPDI at the closing of the Business Combination on January 19, 2022. The merger is accounted for as a reverse recapitalization and XPDI is treated as the “acquired” company for financial reporting purposes. Legacy Core has been deemed the predecessor and Core, the post-combination company, is the successor SEC registrant, meaning that Legacy Core’s financial statements for periods prior to the consummation of the merger are disclosed in Core’s periodic reports.
As a consequence of the merger, we and XPDI collectively incurred an aggregate of $39.0 million in professional fees associated with, legal services, M&A advisor fees, financial advice, due diligence, and other deal-related costs. These transaction costs will be allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs allocated to equity-classified instruments will be recognized as an adjustment to additional paid-in capital within total stockholders’ equity while transaction costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings and were expensed in the first quarter of 2022.

Core Scientific is registered with the SEC and listed on Nasdaq as of January 19, 2022, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Our Performance
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
Electricity Costs
Electricity cost is the major operating cost for the mining fleet, as well as for the hosting services provided to customers and related parties. Energy costs and availability are vulnerable to market price volatility, tariff changes, market dynamics of natural gas, general inflationary trends, risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage, and other events out of our control.
Equipment Costs
As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, leading to scarcity in the supply of and thereby a resulting increase in the price of miners. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new miners.
Similarly, as bitcoin prices have changed over time, so has the demand for miners. As a result, at times, we may obtain Bitmain miners and other hardware from Bitmain or from third parties at higher prices, to the extent they are available. For example, in the second half of 2020 and continuing into 2021, we observed a significant appreciation in the market price of bitcoin, as well as an increase in the per-unit price of the new Bitmain Antminer model S19-Pro and S19j-Pro miners we purchased during this same period. While we cannot know definitively if these two phenomena are linked, we have seen a measurable increase in the prices for new miners offered by Bitmain.
Our Competitive Environment
In addition to factors underlying our mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. On July 30, 2021, we acquired an existing hosting customer, Blockcap, and thereby increased our self-mining operations.
Our business environment is constantly evolving, and digital asset miners can range from individual enthusiasts to professional mining operations with dedicated data centers. The Company competes with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable and sufficient sources of power, and evaluating new technology developments in the industry.
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
We believe, based on available data, that the trend of increasing market prices for bitcoin and other major digital assets we observed beginning in the third fiscal quarter of calendar year 2020 has resulted in an increase in the scale and sophistication of competition in the digital asset mining industry, with new entrants and existing competitors gaining access to substantial capital resources to build ever larger mining operations. If this trend of increasing market prices for bitcoin and other digital assets continues, which has occurred (though with significant volatility) throughout calendar year 2021, we believe many new and existing competitors may be encouraged to build or expand their Bitcoin mining operations.
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
Regulation
Our financial prospects and continued growth depend in part on our ability to continue to operate in a compliant manner with all rules and regulations. Our business is subject to the oversight of numerous regulatory agencies in the United States and other jurisdictions. Our strategy is to continue to invest in our finance, legal, compliance, and security functions in order to remain at the forefront of applicable policy initiatives and regulatory trends. As the industry matures, we may experience fluctuations in our operating results as a result of changes in the law and regulations that are applicable to our business, which may limit our ability to support new blockchains and digital assets, onboard customers, and offer our products and services across jurisdictions.
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
Merger Agreement
On July 20, 2021, we entered into the merger agreement with XPDI and the Merger Sub. XPDI’s stockholders approved the transactions contemplated by the merger agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”). Pursuant to the merger agreement, and subject to the terms and conditions set forth therein, XPDI acquired Legacy Core through a series of transactions, including (x) Merger Sub merging with and into Legacy Core, with Legacy Core surviving the First Merger as a wholly owned subsidiary of XPDI, and (y) following the closing of the First Merger, Legacy Core merging with and into XPDI, with XPDI surviving the Second Merger. In connection with the closing of the Business

Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. As a result of the merger, among other things, each outstanding share of Legacy Core common stock was cancelled in exchange for the right to receive 1.6001528688 of a share of New Core common stock.
The Transaction provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the Transaction, former Core Scientific stockholders own 90.7%, former XPDI public stockholders own 6.7% and XPDI’s sponsor owns 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Transaction will be used to fund mining equipment purchases and infrastructure build-out as the Company expands its leadership position.
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
Condensed Statement of Operations
The following table presents a condensed statement of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total Revenue	$192,519	$54,246
Cost of revenue	122,516	39,713
Gross profit	70,003	14,533
Gain from sales of digital assets	2,163	30
Impairment of digital assets	(53,985)	—
Total operating expenses	44,898	5,537
Operating (loss) income	(26,717)	9,026
Total non-operating expense, net	397,081	2,177
Income (loss) before income taxes	(423,798)	6,849
Income tax expense	42,406	—
Net (loss) income	$(466,204)	$6,849

Key Business Metrics and Non-GAAP Financial Measure
In addition to our financial results, we use the following business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business metrics, see the sections titled “─Self-Mining Hash Rate” and “─Adjusted EBITDA” below.

	March 31,
	2022	2021
Self-Mining Hash rate (Exahash per second)	8.30	0.40
Adjusted EBITDA (in millions)	$93.0	$12.5
Self-Mining Hash rate
We operate mining hardware that performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which the hardware is capable of performing such computations. Our hash rate represents the hash rate of our miners as a proportion of the total Bitcoin network hash rate and drives the number of digital asset rewards that will be earned by our fleet. We calculate and report our hash rate in exahash per second (“EH/s”). One exahash equals one quintillion hashes per second.
We measure the hash rate produced by our mining fleet through our management software, MinderTM, which consolidates the reported hash rate from each miner. The method by which we measure our hash rate may differ from how other operators present a such measure.
Our self-mining hash rate was 8.30 EH/s and 0.40 EH/s for the three months ended March 31, 2022 and 2021, respectively representing a 1975% increase year over year.

Our self-mining hash rate, inclusive of Blockcap (“combined self-mining”), for the three months ended March 31, 2022 and 2021, was 8.30 EH/s and 1.48 EH/s, respectively.

Our combined self-mining and customer and related party hosting hash rate grew 354%, to 16.20 EH/s for the the three months ended March 31, 2022 from 3.57 EH/s for the three months ended March 31, 2021.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; and (v) certain additional non-cash and non-recurring items, that do not reflect our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest income (expense), taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA	(in thousands)
Net income (loss)	$(466,204)	$6,849
Adjustments:
Interest expense, net	21,676	2,135
Income tax expense	42,406	—
Depreciation and amortization	42,139	2,916
Loss on debt from extinguishment	—	42
Stock-based compensation expense	25,797	588
Fair value adjustments on derivative warrant liabilities	(10,275)	—
Fair value adjustment on convertible notes	386,037	—
Gain from sales of digital assets	(2,163)	(30)
Impairment of digital assets	53,985	—
Other non-cash and non-recurring items	(357)	—
Adjusted EBITDA	$93,041	$12,500

Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and proceeds related to digital currency transaction processing (digital asset mining income) fees.
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on consumption-based contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contracts, which vary from one to three years in length.
•Equipment sales to customers and related parties. Revenue from equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract.
•Digital asset mining income. We operate a digital asset mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenue from digital asset mining are impacted by volatility in bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. The diagram below provides a simple illustration of the calculation of our annual digital asset mining income.
1 Amount represents the average number of blocks mined per year, e.g., blocks are mined on average every 10 minutes, or 144 per day, 52,560 per year
Cost of Revenue
The Company’s Cost of Hosting Services and Cost of Digital Asset Mining primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform hosting services and mining operations and other related costs. Cost of Equipment Sales includes costs of mining computer equipment sold to customers.
Operating expense
Operating expense consists of research and development, sales and marketing, and general and administrative expenses. Each is outlined in more detail below.
•Research and development. We invest in research and development to build capabilities to extend our blockchain platform management and software solutions, in order to manage our mining fleet more efficiently, expand within existing accounts, and to gain new customers by offering differentiated blockchain hosting services. Research and development costs include compensation and benefits, stock-based compensation, other personnel related costs and professional fees.

•Sales and Marketing. Sales and Marketing expenses consist of marketing expenses, trade shows and events, professional fees, compensation and benefits, stock-based compensation and other personnel related costs.
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees, who are not part of the research and development and sales and marketing organization, professional fees, and other personnel related expenses. Also included is stock-based compensation, insurance, amortization of intangibles, gain (loss) on disposals of property, plant and equipment, asset impairments, franchise taxes, and bank fees.
Gain from sales of digital assets
Gain from sales of digital assets consists of gain on sales of digital assets and impairment charges for digital assets at the lower of cost or fair value.
Impairment of digital assets
We initially recognize digital assets that are received as digital asset mining revenue based on the fair value of the digital assets. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset received.
These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured, which is on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new costs basis of the digital asset.
Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. See Note 2 in our audited financial statements under “Digital Assets” for further information.
Non-operating expenses, net
Non-operating expenses, net includes loss on debt extinguishment, interest expense, net, other fair value adjustments on convertible notes, fair value adjustments on derivative warrant liabilities and other non-operating income, net.
Income tax expense
Income tax expense consists of U.S. federal, state and local income taxes, if any. For the three months ended March 31, 2022, our income tax expense was $42.4 million. We had no income tax expense for the three months ended March 31, 2021. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes.

Results of Operations
The following table sets forth our selected consolidated statements of operations for each of the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:
Hosting revenue from customers	$27,338	$8,356	$18,982	227%
Hosting revenue from related parties	5,876	4,336	1,540	36%
Equipment sales to customers	416	24,042	(23,626)	NM
Equipment sales to related parties	25,889	7,884	18,005	228%
Digital asset mining income	133,000	9,628	123,372	1,281%
Total revenue	192,519	54,246	138,273	255%
Cost of revenue:
Cost of hosting services	31,231	11,829	19,402	164%
Cost of equipment sales	22,535	26,231	(3,696)	NM
Cost of digital asset mining	68,750	1,653	67,097	NM
Total cost of revenue	122,516	39,713	82,803	209%
Gross profit	70,003	14,533	55,470	382%
Gain from sales of digital assets	2,163	30	2,133	NM
Impairment of digital assets	(53,985)	—	(53,985)	NM
Operating expenses:
Research and development	3,340	1,208	2,132	176%
Sales and marketing	1,398	534	864	162%
General and administrative	40,160	3,795	36,365	958%
Total operating expenses	44,898	5,537	39,361	711%
Operating (loss) income	(26,717)	9,026	(35,743)	NM
Non-operating expenses, net:
Loss on debt from extinguishment	—	42	(42)	NM
Interest expense, net	21,676	2,135	19,541	915%
Fair value adjustments on convertible notes	386,037	—	386,037	NM
Fair value adjustment on derivative warrant liabilities	(10,275)	—	(10,275)	NM
Other non-operating (income), net	(357)	—	(357)	NM
Total non-operating expense, net	397,081	2,177	394,904	NM
(Loss) income before income taxes	(423,798)	6,849	(430,647)	NM
Income tax (benefit)	42,406	—	42,406	NM
Net (loss) income	$(466,204)	$6,849	$(473,053)	NM
NM - Not Meaningful

Revenue

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$27,338	$8,356	$18,982	227%
Hosting revenue from related parties	5,876	4,336	1,540	36%
Equipment sales to customers	416	24,042	(23,626)	NM
Equipment sales to related parties	25,889	7,884	18,005	228%
Digital asset mining income	133,000	9,628	123,372	1,281%
Total revenue	$192,519	$54,246	$138,273	255%
Percentage of total revenue:
Hosting revenue from customers	14%	15%
Hosting revenue from related parties	3%	8%
Equipment sales to customers	—%	44%
Equipment sales to related parties	13%	15%
Digital asset mining income	69%	18%
Total Revenue	100%	100%
Total revenue increased by $138.3 million to $192.5 million for the three months ended March 31, 2022 from $54.2 million for the three months ended March 31, 2021 as a result of the factors described below.
Total hosting revenue from customers increased by $19.0 million or 227%, to $27.3 million for the three months ended March 31, 2022 from $8.4 million for the three months ended March 31, 2021. The increase in hosting revenue from customers was driven primarily by the onboarding of new clients for the three months ended March 31, 2022.
Total hosting revenue from related parties increased by $1.5 million or 36%, to $5.9 million for the three months ended March 31, 2022 from $4.3 million for the three months ended March 31, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the three months ended March 31, 2022.
Equipment sales to customers decreased by $23.6 million to $0.4 million for the three months ended March 31, 2022 from $24.0 million for the three months ended March 31, 2021. The decrease in equipment sales to customers was primarily driven by fewer miners being deployed during the three months ended March 31, 2022.
Equipment sales to related parties increased by $18.0 million or 228%, to $25.9 million for the three months ended March 31, 2022 from $7.9 million for the three months ended March 31, 2021. The increase in equipment sales to related parties was primarily driven by higher demand for new generation mining equipment during the three months ended March 31, 2022.
Digital asset mining income increased by $123.4 million, to $133.0 million, for the three months ended March 31, 2022 from $9.6 million for the three months ended March 31, 2021. The year over year increase in mining income was driven primarily by an increase in our self-mining hash rate. Our self-mining hash rate increased by 1,975%, to 8.3 EH/s for the three months ended March 31, 2022 from 0.40 EH/s for the three months ended March 31, 2021. The total number of bitcoins awarded for the three months ended March 31, 2022 was 3,202 compared to 206 for the three months ended March 31, 2021. The average price of bitcoin for the three months ended March 31, 2022 was $41,299 as compared to $44,274 for the three months ended March 31, 2021, a decrease of 7%.

Cost of revenue

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$122,516	$39,713	$82,803	209%
Gross profit	70,003	14,533	55,470	382%
Gross margin	36%	27%
Cost of revenue increased by $82.8 million or 209%, to $122.5 million for the three months ended March 31, 2022 from $39.7 million for the three months ended March 31, 2021. The increase in cost of revenue was primarily attributable to increased depreciation expense of $39.0 million driven by an increase in the number of self-mining units deployed, higher power consumption driven by an increase in the number of self-mining and hosted miners operating in our fleet of $37.6 million, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $9.9 million, which includes increased payroll and benefit costs for personnel of $3.1 million and increased stock-based compensation of $2.0 million, partially offset by lower equipment sales costs of $3.7 million. As a percentage of total revenue, cost of revenue totaled 64% and 73% for the three months ended March 31, 2022 and 2021, respectively.
Gain from sales of digital assets

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$2,163	$30	$2,133	NM
Percentage of total revenue	1%	0%
Gain from sales of digital assets increased by $2.1 million to $2.2 million for the three months ended March 31, 2022 from a nominal gain for three months ended March 31, 2021. The increase was driven by the sale of non-bitcoin digital assets. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended March 31, 2022, the carrying value of our digital assets sold was $21.4 million and the sales price was $23.6 million.
Impairment of digital assets

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(53,985)	$—	$(53,985)	NM
Percentage of total revenue	(28)%	0%
Impairment of digital assets increased by $54.0 million for the three months ended March 31, 2022. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency asset at the time its fair value is being measured, which is on a daily basis. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined.

The carrying value of our digital assets amounted to $316.3 million and $234.3 million as of March 31, 2022 and 2021, respectively. The Company’s digital asset policy prior to the Blockcap acquisition on July 30, 2021 included selling all digital assets and converting them into fiat currency shortly after they are mined, typically within one to three days, in order to fund the growth of the Company’s operations. Following the Blockcap acquisition, the Company significantly expanded its self-mining operation and consequently reevaluated its digital asset investment policy and began holding a more significant portion of its digital assets mined on its balance sheet.
Operating Expenses
Research and development

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$3,340	$1,208	$2,132	176%
Percentage of total revenue	2%	2%
Research and development expenses increased by $2.1 million or 176%, to $3.3 million for the three months ended March 31, 2022 from $1.2 million for the three months ended March 31, 2021. The increase was primarily driven by higher stock-based compensation of $1.9 million, and an increase in professional fees of $0.2 million.
Sales and marketing

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$1,398	$534	$864	162%
Percentage of total revenue	1%	1%
Sales and marketing expenses increased by $0.9 million or 162%, to $1.4 million for the three months ended March 31, 2022 from $0.5 million for the three months ended March 31, 2021. The increase was primarily driven by higher stock-based compensation of $0.5 million, marketing and advertising expenses of $0.3 million, and travel expenses of $0.1 million.
General and administrative

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$40,160	$3,795	$36,365	958%
Percentage of total revenue	21%	7%
General and administrative expenses increased by $36.4 million, or 958%, to $40.2 million for the three months ended March 31, 2022 from $3.8 million for the three months ended March 31, 2021. The increase of $36.4 million was driven by $20.8 million higher stock-based compensation driven by the impact of the Blockcap acquisition, $7.8 million of higher professional fees, primarily related to investments made to support public company readiness and $2.5 million of higher payroll and benefit costs for personnel.

Non-operating expenses, net

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Loss on debt from extinguishment	$—	$42	$(42)	NM
Interest expense, net	21,676	2,135	19,541	915%
Fair value adjustments on convertible notes	386,037	—	386,037	NM
Fair value adjustment on derivative warrant liabilities	(10,275)	—	(10,275)	NM
Other non-operating expenses, net	(357)	—	(357)	NM
Total non-operating expense, net	$397,081	$2,177	$394,904	NM
Total non-operating expense, net increased by $394.9 million, to $397.1 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. The increase in non-operating expense, net of $394.9 million was primarily driven by a change in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) of $386.0 million and higher interest expense, net of $19.5 million. See Note 7─Fair Value Measurements in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
As discussed in Note 7, the fair value of our convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and Core Scientific's negotiating position. Since the transaction was an orderly transaction, we deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value, which resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) of $386.0 million for the three months ended March 31, 2022.

Income tax expense

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax (benefit)	$42,406	$—	$42,406	NM
Percentage of total revenue	22%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended March 31, 2022, our income tax expense was $42.4 million. We did not have any income tax expense for the three months ended March 31, 2021. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$33,214	$12,692	$20,522	162%
Equipment sales	26,305	31,926	(5,621)	NM
Total revenue	59,519	44,618	14,901	33%
Cost of revenue:
Cost of hosting services	31,231	11,829	19,402	164%
Cost of equipment sales	22,535	26,231	(3,696)	NM
Total Cost of revenue	$53,766	$38,060	$15,706	41%
Gross profit	$5,753	$6,558	$(805)	NM
Mining Segment
Digital asset mining income	$133,000	$9,628	$123,372	1281%
Total revenue	133,000	9,628	123,372	1281%
Cost of revenue	68,750	1,653	67,097	NM
Gross profit	$64,250	$7,975	$56,275	706%
Consolidated total revenue	$192,519	$54,246	$138,273	255%
Consolidated cost of revenue	$122,516	$39,713	$82,803	209%
Consolidated gross profit	$70,003	$14,533	$55,470	382%
For the three months ended March 31, 2022, cost of revenue included depreciation expense of $2.2 million for the Equipment Sales and Hosting segment and $39.4 million for the Mining segment. For the three months ended March 31, 2021, cost of revenue included depreciation expense of $1.8 million for the Equipment Sales and Hosting segment and $0.8 million for the Mining segment.
For the three months ended March 31, 2022 and 2021, the top three customers accounted for approximately 20% and 70%, respectively, of the Equipment Sales and Hosting’s segment total revenue.

A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in our consolidated statements of operations for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$70,003	$14,533	$55,470	382%
Gain from sales of digital assets	2,163	30	2,133	NM
Impairment of digital assets	(53,985)	—	(53,985)	NM
Operating expense:
Research and development	3,340	1,208	2,132	176%
Sales and marketing	1,398	534	864	162%
General and administrative	40,160	3,795	36,365	958%
Total operating expense	44,898	5,537	39,361	711%
Operating (loss) income	(26,717)	9,026	(35,743)	NM
Non-operating expense, net:
Loss on debt extinguishment and other	—	42	(42)	NM
Interest expense, net	21,676	2,135	19,541	915%
Fair value adjustments on derivative warrant liabilities	(10,275)	—	(10,275)	NM
Fair value adjustment on convertible notes	386,037	—	386,037	NM
Other non-operating expenses, net	(357)	—	(357)	NM
Total non-operating expense, net	397,081	2,177	394,904	NM
(Loss) income before income taxes	$(423,798)	$6,849	$(430,647)	NM

Liquidity and Capital Resources
Sources of liquidity
To date, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations. We will continue to seek to fund our growth through private debt and equity capital markets, secured borrowing, equipment finance, digital asset-based financing and sales of digital assets to supplement cash flow from operations. However, the ability to raise funds through financing and capital market transactions is subject to many risks and uncertainties and current market conditions have reduced the availability of these capital and liquidity sources. In the near term, we expect to continue to increase investing activities, subject to the availability of capital and financing, as we build out our facilities and grow our company. Some of our vendor contracts for the purchase of mining equipment include variable pricing provisions that offset some of the variability of cash flow from operations associated with fluctuations in the price of bitcoin. Completion of the SPAC transaction provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. The proceeds from the transaction will be used to fund mining equipment purchases and infrastructure build-out as we expand our leadership capacity.
Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	March 31,	December 31,	Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$96,355	$117,871	$(21,516)	NM
Restricted Cash	14,077	13,807	270	2%
Total cash, cash equivalents and restricted cash	$110,432	$131,678	$(21,246)	NM
As of March 31, 2022 and December 31, 2021, restricted cash of $14.1 million and $13.8 million, respectively, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	131,678	8,721
Cash provided by (used in)
Operating activities	(3,615)	15,412
Investing activities	(269,096)	(10,773)
Financing activities	251,465	21,033
Cash, cash equivalents and restricted cash - end of period	$110,432	$34,393
Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Changes in net cash from operating activities results primarily from cash received from hosting customers and equipment sales and payments for power fees and equipment purchases. Other drivers of the changes in net cash from operating activities include research and development costs, sales and marketing costs and general and administrative expenses (including personnel expenses and fees for professional services) and interest payments on debt.

Net cash used by operating activities was $3.6 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $15.4 million for the three months ended March 31, 2021. The decrease in net cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in net income, excluding non-cash adjustments, of $59.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by a $28.6 million decrease in cash inflows on gross profit, a $14.2 million increase in cash outflows for operating expenses and a $11.2 million increase in cash outflows for interest payments on debt. Offsetting the decrease in net income, excluding non-cash adjustments, was changes in working capital, which increased cash from operating activities by $40.9 million and was primarily due to a $162.5 million decrease in deposits for equipment, a $12.5 million increase in accrued expenses and other and a $7.8 million decrease in accounts receivable, net, partially offset by a $73.0 million decrease in deferred revenue, a $22.5 million decrease in deferred revenue from related parties, a $24.9 million increase in other current assets, a $12.6 million increase in digital assets, and a $7.2 million decrease in accounts payable.
Investing Activities
Our net cash used in investing activities consists of purchases of property, plant and equipment and acquisitions of intangible assets, net of proceeds from sales of property, plant and equipment.
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $269.1 million and $10.8 million, respectively, driven by $133.2 million and $10.8 million, respectively, used for the purchase of property, plant and equipment primarily related to the development of hosting facilities and the acquisition of equipment used for generating digital asset mining income. For the three months ended March 31, 2022, $135.9 million was used for deposits for self-mining equipment.
Financing Activities
Net cash provided by financing activities consists of proceeds from stock issuances, issuances of debt, net of debt issuance costs and principal payments on debt, including notes payable and capital leases.
For the three months ended March 31, 2022, net cash provided by financing activities was $251.5 million, primarily related to $195.0 million of proceeds from the issuance of common stock and cash acquired upon the Merger with XPDI, net of issuance costs, $82.2 million from the issuance of debt, driven by equipment financing arrangements. Offsetting this increase to net cash provided by financing activities for the three months ended March 31, 2022 was $15.4 million of principal payments on debt and $10.3 million of principal repayments of financing leases.
For the three months ended March 31, 2021, net cash provided by financing activities was $21.0 million, primarily related to $22.2 million from the issuance of debt, including $10.0 million received in January 2021 from a stockholder for the purchase of Bitcoin mining equipment, the issuance of a $9.0 million tranche of senior secured notes (net of issuance costs) in February 2021 and additional loans under a master finance agreement issued in March 2021. Offsetting this increase to net cash provided by financing activities for the three months ended March 31, 2021 was $1.7 million of principal payments on debt.
Operating and capital expenditure requirements
We believe our existing cash and cash equivalents, together with cash provided by operations and funding from debt or equity issuances, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts and the timing and extent of additional capital expenditures to invest in the expansion of existing facilities as well as new facilities. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.
Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Note 9 to the consolidated financial statements.

Other Events
Financing activities
In January 2022, as a result of the closing of the Merger with XPDI, we received approximately $195.0 million in net cash proceeds after the payment of transaction expenses along with $0.3 million of cash acquired from XPDI.

In January through March 2022, we borrowed an additional $4.8 million under our lending agreement with Bremer Bank, National Association for the purchase of blockchain mining equipment and improvements to data center and infrastructure. The loans bear interest at 5.5% annually and are due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance.
In January 2022, we borrowed an additional $20.0 million under our two lending agreements with Blockfi Lending, LLC for the purchase of blockchain mining equipment. The loans bear interest at 13.1% with a term of 24 months from issuance.

In February 2022, we drew down on the remaining $10.0 million of our master equipment finance facility agreement with Trinity Capital Inc. (“Trinity”) to finance the acquisition of blockchain computing equipment. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 11.0%.
In March 2022, we entered into a $20.0 million equipment loan and security agreement with Anchorage Lending CA, LLC. (“Anchor Labs”) to finance the purchase of blockchain computing equipment. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%.
In March 2022, we entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Barings”) to finance the purchase of blockchain computing equipment. In March 2022, we borrowed the first tranche of $30.0 million. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 9.8%.
Related party transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three months ended March 31, 2022 and 2021, we recognized hosting revenue from the contracts with these entities of $5.9 million and $4.3 million, respectively. In addition, for the three months ended March 31, 2022 and 2021, we recognized equipment sales revenue of $25.9 million and $7.9 million from these same various entities. As of both March 31, 2022 and December 31, 2021, we had accounts receivable of $0.3 million from these entities.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three months ended March 31, 2022, we incurred reimbursements of $0.5 million. We did not incur any reimbursements for the three months ended March 31, 2021. As of March 31, 2022, $0.3 million was payable. A nominal amount was payable at December 31, 2021.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies.
Critical Accounting Policies and Estimates
Preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 8-K/A for the year ended December 31, 2021, and which are hereby incorporated by reference herein.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company and a Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions for up to five years or until we are no longer an emerging growth company, whichever is earlier. In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) February 12, 2026, the fifth anniversary of XPDI’s initial public offering, (b) the last date of our fiscal year in which we have a total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company that qualifies as a non-accelerated filer, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to the following: inadequate resources with an appropriate level of technical capabilities, expertise and training, commensurate with the Company’s financial reporting requirements, cross-functional processes, communication and infrastructure, a lack of segregation of duties related to creating and posting journal entries as well as over digital asset custody.
Remediation Efforts to Address Disclosed Material Weakness
Our management, with oversight from our audit committee, has taken steps to implement the following remediation actions to address material weaknesses and to improve our internal control over financial reporting, primarily through:

•	increasing the depth and experience within our accounting and finance organization, adding additional experienced full-time employees and engaging additional contract resources;

•	enhancing the communication and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures; and

•
implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.

During the quarter ended March 31, 2022, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Report, including our financial statements and related notes elsewhere in this Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks we face and not as a limitation on the potential impact of the matters discussed. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Summary of Selected Risk Factors Associated with Our Business

The following is a summary of the principal risks associated with an investment in our common stock:
•Our business is highly dependent on a small number of digital asset mining equipment suppliers.
•Our business is capital intensive, and failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations.
•If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected.
•We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices during times of high demand.
•Our business is heavily impacted by social, political, economic and other events and circumstances in countries outside of the United States, most particularly China and other non-Western countries. China’s shifting position on mining activity within its borders could reduce our revenue and profitability.
•A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders and other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.
•We are subject to risks associated with our need for significant electric power and the limited availability of power resources, which could have a material adverse effect on our business, financial condition and results of operations. An inability to purchase and develop additional sources of low-cost renewable sources of energy effectively will have a material adverse effect on our business, financial condition and results of operations.
•We plan to continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business or dilute stockholder value.
•We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia, North Carolina and North Dakota and a significant disruption to operations in this region could have a material adverse effect our business, financial condition and results of operations.
•Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.
•The further development and acceptance of cryptographic and algorithmic protocols governing transaction validation and the issuance of, and transactions in, digital assets are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of mined digital assets.

•Our ability to use net operating losses to offset future taxable income may be subject to limitations.
•We operate in a rapidly developing industry and have an evolving business model with a limited history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects.
•We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions that are willing to provide us with customary financial products and services.
•Digital assets exchanges and other trading venues are relatively new and, in some cases, partially unregulated and may therefore be more exposed to fraud and failure.
•We may not have adequate sources of recovery if the digital assets held by us are lost, stolen or destroyed due to third-party digital asset services.
•Losses relating to our business may be uninsured, or insurance may be limited.
•Diversification of our business by mining or investing in additional digital assets, financial instruments and/or businesses could require significant investment or expose us to trading risks.
•As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network .
•Our reliance on third-party mining pool service providers for our mining revenue payouts may have a negative impact on our operations.
•Malicious actors or botnet may obtain control of more than 50% of the processing power on the Bitcoin or other network.
•Digital assets are subject to extreme price volatility. The value of digital assets is dependent on a number of factors.
•Any loss or destruction of a private key required to access a digital asset of ours is irreversible. We also may temporarily lose access to our digital assets.
•The digital assets held by us are not subject to FDIC or SIPC protections.
•Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
•We have identified material weaknesses in our internal control over financial reporting.

Risks Related to our Business and Industry
Our business is highly dependent on a small number of digital asset mining equipment suppliers.
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
Our growth depends in large part on our ability to successfully mine digital assets and to attract customers for our hosting capabilities. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:
•there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;
•we fail to provide competitive pricing terms or effectively market them to potential customers;
•we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;
•businesses decide to host internally as an alternative to the use of our services;
•we fail to successfully communicate the benefits of our services to potential customers;
•we are unable to strengthen awareness of our brand;
•we are unable to provide services that our existing and potential customers desire; or
•our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us.
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
Adverse developments in the blockchain industry, and in the blockchain hosting market could lead to a decrease in the demand for hosting resources, which could have a material adverse effect on our business, financial condition and results of operations. We face risks including those related to:
•a decline in the adoption and use of bitcoin and other similar digital assets within the technology industry or a decline in value of digital assets;
•increased costs of complying with existing or new government regulations applicable to digital assets and other factors;
•a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space;
•any transition by our customers of blockchain hosting from third-party providers like us to customer-owned and operated facilities;
•the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or their becoming insolvent;
•a slowdown in the growth of the Internet generally as a medium for commerce and communication;
•availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale and for customers who want to host with us to be able to do so; and
•the degree of difficulty in mining digital assets and the trading price of such assets.
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
In the first quarter of 2022, we generated limited revenue and incurred substantial losses and may continue to incur losses for the foreseeable future. We had a net loss of $466.2 million for three months ended March 31, 2022 and a net income of $6.8 million for the three months ended March 31, 2021. As of March 30, 2022, our accumulated deficit was $493.6 million. Our historical results are not indicative of our future performance. If we are not able to successfully develop our business, it will have a material adverse effect on our business, financial condition and results of operations.
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
Digital assets are currently considered indefinite-lived intangible assets under GAAP, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. Moreover, there is no guarantee that future changes in GAAP will not require us to change the way we account for digital assets held by us. Due principally to variability in the price of bitcoin, we have recently recorded related impairment charges, and may continue to do so in future reporting periods. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets.

A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders and other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.

A significant portion of our assets are pledged to our senior secured noteholders. As of March 31, 2022, we owed our senior secured convertible noteholders $530 million, comprised of $515 million of principal outstanding for convertible notes issued and $15 million for payment-in-kind interest capitalized through March 31, 2022. The notes have a maturity date of April 19, 2025, accrue interest at a rate of 10% per annum (of which 4% is payable in cash and 6% is payable in kind), and are convertible under certain circumstances into shares of our capital stock. In August through November of 2021, an additional $300 million of senior unsecured convertible notes were issued under substantially the same terms and conditions as the original $215 million of secured convertible notes issued in April 2021, except that such notes were unsecured until the occurrence of (a) an initial public offering or SPAC merger, (b) a private placement of equity securities with gross proceeds to the Company of at least $50 million or (c) a change in control at which time they become secured on a pari passu basis with the secured convertible notes.

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
We have generated a significant portion of our historical revenue from a small number of hosting customers. Historically, Blockcap was one of our largest hosting customers and represented a significant portion of our revenue. For the three months ended March 31, 2021, Argo Innovation Labs Inc., a subsidiary of Argo Blockchain PLC (collectively, “Argo”), accounted for 51% of our hosting and equipment sales revenue. Any failure to meet our end-users’ expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional hosting facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
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
Power outages in our hosting facilities could have a material adverse effect on our business, financial condition and results of operations.
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
As part of our business strategy, we have made and in the future intend to make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms in the future, if at all. In July 2021, we acquired Blockcap, one of our largest hosting customers for digital asset mining, and its subsidiary, Radar Relay, Inc. (“RADAR”), a developer of financial products related to blockchain technologies, developer tools, and network services including network staking, liquid staking, and trading. The acquisition of Blockcap and any future acquisitions may not ultimately strengthen our competitive position or achieve our goals, and could ultimately be viewed negatively. If we fail to successfully integrate Blockcap, RADAR or other future acquisitions, or the people or technologies associated with those acquisitions, into our company, our results of operations could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. Moreover, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.
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
On July 30, 2021, we acquired Blockcap, one of our largest hosting customers, and Blockcap’s subsidiary RADAR, a developer of financial products related to blockchain technologies, developer tools, and network services including network staking, liquid staking, and trading. In the future we expect to contemplate and pursue acquisitions to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships in the future or that any such future acquisitions or strategic partnerships will be successfully integrated or advantageous to us. Blockcap, RADAR and other entities we acquire may not achieve the revenue and earnings we anticipate, or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of Blockcap and RADAR, and we also could fail to realize cost efficiencies or synergies that we anticipated from the Blockcap acquisition or other acquisition candidates. The pursuit of potential acquisitions or the integration of Blockcap and RADAR could divert our management’s attention and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Client dissatisfaction or performance problems with Blockcap or RADAR could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage Blockcap, RADAR or other acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from the acquisition of Blockcap, RADAR or future acquisitions or strategic partnerships due to a number of factors, including:
•inability or difficulty integrating and benefiting from acquired technologies or solutions in a profitable manner, including as a result of reductions in operating income, increases in expenses, failure to achieve synergies or otherwise;
•unanticipated costs or liabilities associated with Blockcap and RADAR or another acquisition or strategic partnership;

•difficulty integrating the accounting systems, operations and personnel of Blockcap and RADAR;
•adverse effects to our existing business relationships and clients or to Blockcap’s business relationships and clients as a result of the acquisition;
•loss of key employees, particularly those of Blockcap and RADAR;
•assumption of potential liabilities of Blockcap and RADAR, including regulatory noncompliance or acquired litigation, and expenses relating to contractual disputes of the acquired business for, infringement of intellectual property rights, data privacy violations or other claims;
•difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business; and
•use of substantial portions of our available cash or assumption of additional indebtedness to consummate an acquisition.
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

The total destruction or severe impairment of any of the facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and negatively impact our revenue and profitability. The services we provide are subject to failures resulting from numerous factors, including:
•power loss;
•equipment failure;
•human error or accidents;
•theft, sabotage and vandalism;
•failure by us or our suppliers to provide adequate service or maintain our equipment;
•network connectivity downtime and fiber cuts;
•service interruptions resulting from server relocation;
•security breaches of our infrastructure;
•improper building maintenance by us;
•physical, electronic and cybersecurity breaches;
•animal incursions;
•fire, earthquake, hurricane, tornado, flood and other natural disasters;
•extreme temperatures;
•water damage;
•public health emergencies; and
•terrorism.
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
We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia and North Carolina and a significant disruption to operations in this region could have a material adverse effect our business, financial condition and results of operations.
A significant portion of our critical business operations are concentrated in Kentucky, Georgia and North Carolina. A significant disruption to facilities in this region could materially and adversely affect our operations. Additional facilities and development of new facilities, however, will require additional capital investment to reach full “build out.” An event beyond our control, including, but not limited to, an act of God (including, but not limited to, fires, explosions, earthquakes, drought, hurricanes, tidal waves, floods and other extreme weather events), war, hostilities (whether war is declared or not), acts of foreign enemies, embargo, rebellion, revolution, insurrection, military or usurped power, civil war, contamination by radioactivity or chemical weapon, riot, strikes, protests, lockouts, disorder, acts or threats of terrorism, pandemics or other catastrophic events that result in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on the ability of our management team and our ability to attract, develop, motivate and retain other well-qualified employees, including the integration of the Blockcap management team, which may be more difficult, costly or time-consuming than expected.
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
Additionally, our success depends upon our ability to integrate the Blockcap management team into our existing Company. The potential for unexpected costs, delays and challenges that may arise in integrating the management team of the two companies or the departure of management or key employees in connection with the merger could have a material adverse effect on our business, financial condition and results of operations.
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

Facebook’s development of a digital asset may adversely affect the value of Bitcoin and other digital assets.
In May 2019, Facebook announced its plans for a digital asset called Libra, which faced significant government scrutiny. In July 2019, Facebook announced that Libra will not launch until all regulatory concerns have been met. Facebook rebranded the digital asset to Diem in 2020. The massive social network and 27 other partners are estimating that the Diem digital coin and Facebook’s corresponding digital wallet, would be a way to make sending payments around the world as easy as it is to send a photo. Facebook’s significant resources and ability to engage the world via social media may enable it to bring Diem to market rapidly and to deploy it across industries more rapidly and successfully than previous digital assets. Facebook’s size and market share may cause its digital asset to succeed to the detriment and potential exclusion of existing digital assets, such as Bitcoin.
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
The use of digital assets to, among other things, buy and sell goods and services, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The future of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry include, but are not limited to:
•continued worldwide growth in the adoption and use of digital assets and blockchain technologies;
•government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operations of digital asset transaction processing;
•changes in consumer demographics and public tastes and preferences;
•the maintenance and development of the open-source software protocols or similar digital asset systems;
•the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using fiat currencies;
•general economic conditions and the regulatory environment relating to digital assets; and
•negative consumer perception of digital assets, including digital assets specifically and digital assets generally.

A decline in the popularity or acceptance of digital assets could materially impact us or our potential hosting customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, Core Scientific had U.S. federal and state net operating losses (“NOLs”) of $142.3 million and $16.0 million, respectively, available to offset future taxable income, some of which begin to expire in 2033. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
In addition, under the Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Thus, prior changes in our ownership or future changes in our ownership may limit our ability to use our NOLs. We have not yet determined the cumulative ownership change resulting from the Transactions or any resulting limits on utilization of NOLs or other tax attributes. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for U.S. federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future taxable income. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we have taxable income.
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
Risks Related to our Limited Operating History and Early Stage of Growth
We operate in a rapidly developing industry and have an evolving business model with a limited history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. As a result, some of our competitors may be able to:
•identify and acquire desirable properties that we are interested in from developers;
•offer hosting services at prices below current market rates or below the prices we currently charge our customers;
•bundle colocation services with other services or equipment they provide at reduced prices;
•develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;
•adapt to new or emerging technologies and changes in customer requirements more quickly
•take advantage of acquisition and other opportunities more readily; and
•adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.
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
Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for our hosting services and the adoption of bitcoin and other digital assets. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.
We operate in a rapidly changing and competitive industry and our projections are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast as they generally depend on our assessment of the timing of adoption and use of bitcoin and other digital assets, which is uncertain. Furthermore, as we invest in the development of our hosting and self-mining business, whether because of competition or otherwise, we may not recover the often substantial up-front costs of constructing, developing and maintaining our hosting facilities and purchasing the latest generation of miners or recover the opportunity cost of diverting management and financial resources away from other opportunities. Additionally, our business may be affected by reductions in miner demand for hosting facilities and services and the price of bitcoin and other digital assets as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our hosting services and market price of bitcoin or other digital assets we mine may not prove to be accurate. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected. If actual results differ from our estimates, analysts or investors may negatively react and our stock price could be materially impacted.
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
An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:
•it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a digital asset mining business. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above.
While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular Bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire or mine are securities, there is still some regulatory uncertainty on the subject, see “—There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.” If certain digital assets, including Bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company.
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
We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that digital assets, are securities. The SEC Staff has not provided guidance with respect to the treatment of these assets under the 1940 Act. To the extent the SEC Staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, as a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we may be limited in our ability to engage in digital asset mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.
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
Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force considers a digital asset as currency or an asset, and the Internal Revenue Service (“IRS”) considers a digital asset as property and not currency. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.
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
If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.
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
Furthermore, the SEC may determine that certain digital assets or interests, for example tokens offered and sold in initial coin offerings (“ICO”), may constitute securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5© of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although, we do not intend to be engaged in the offer or sale of securities in the form of ICO offerings, and we do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets. The SEC, CFTC, Nasdaq, IRS or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities,” or ownership of “investment securities,” and we may be subject to regulation or registration requirements under various federal laws and related rules. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as subjecting us to regulation, or requiring registration, under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.
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
Also, in March 2018, the South Carolina Attorney General Office’s Security Division issued a cease-and-desist order against Genesis Mining and Swiss Gold Global, Inc., stating that both companies were to stop doing business in South Carolina and are permanently barred from offering securities in the state in the future since they offered unregistered securities via cloud mining contracts under the South Carolina Uniformed Securities Act of 2005, S.C. Code Ann. § 35-1-101, et seq. (the order against Genesis Mining was subsequently withdrawn).
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
The SEC has been active in asserting its jurisdiction over ICOs and digital assets and in bringing enforcement cases. The SEC has directed enforcement activity toward digital assets, and more specifically, ICOs. In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called ICOs purportedly backed by investments in real estate and diamonds (see Securities and Exchange Commission v. REcoin Group Foundation, LLC, et al., Civil Action NO. 17-cv- 05725 (E.D.N.Y, filed Sept. 29, 2017)). Subsequently, the SEC has filed several orders instituting cease-and-desist proceedings against (i) Carrier EQ, Inc., d/b/a AirFox and Paragon Coin, Inc. in connection with their unregistered offerings of tokens (see CarrierEQ, Inc., Rel. No. 33-10575 (Nov. 16, 2018) and Paragon Coin, Inc., Rel. No. 33-10574 (Nov. 16, 2018), respectively), (ii) Crypto Asset Management, LP for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company (see Crypto Asset Management, LP and Timothy Enneking, Rel. No. 33-10544 (Sept. 11, 2018)), (iii) TokenLot LLC for failing to register as a broker-dealer, even though it did not meet the definition of an exchange (see Tokenlot LLC, Lenny Kugel, and EliL. Lewitt, Rel. No. 33-10543 (Sept. 11, 2018)) and (iv) EtherDelta’s founder for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange (see Zachary Coburn, Rel. No. 34- 84553 (Nov. 8, 2018)).
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
Although our activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad. We cannot provide assurance as to whether the SEC will continue or increase its enforcement with respect to digital assets or ICOs, including taking enforcement action against any person engaged in the sale of unregistered securities in violation of the Securities Act or any person acting as an unregistered investment company in violation of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Because the SEC has held that certain digital assets are securities based on the current rules and law, we may be required to register and comply with the rules and regulations under federal securities laws.
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
Changes to, or changes to interpretations of, the U.S. federal, state, local or other jurisdictional tax laws could have a material adverse effect on our business, financial condition and results of operations.
All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after-tax returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that any tax authority or court will agree with any particular interpretation of the relevant laws.
In 2021, significant changes to U.S. federal income tax laws were proposed, including increasing the U.S. income tax rate applicable to corporations from 21% to 28% and changes implicating information reporting with respect to digital assets. Congress may include some or all of these proposals in future legislation. There is uncertainty regarding whether these proposals will be enacted and, if enacted, their scope, when they would take effect, and whether they would have retroactive effect.
State, local or other jurisdictions could impose, levy or otherwise enforce tax laws against us. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition and results of operations.

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
We may diversify our business by mining or investing in additional digital assets, financial instruments and/or businesses, which could require significant investment or expose us to trading risks.
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
The “halving” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue as our customers may not have an adequate incentive to continue transaction processing and customers may cease transaction processing operations altogether, which could have a material adverse effect on our business, financial condition and results of operations.
Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 bitcoin. In 2012, the reward for validating a new block was reduced to 25 bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 bitcoin, and in May 2020, the reward was further reduced to 6.25 bitcoin. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets.

We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue transaction processing and may cease transaction processing operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.
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
We currently generate a small portion of our revenue from processing blockchain transactions, in return for which receive digital assets. In connection with our recent merger with Blockcap, we anticipate that a much larger portion of our revenue will come from processing blockchain transactions in the form of digital assets like Bitcoin. We believe the value of digital assets related to our business is dependent on a number of factors, including, but not limited to:
•global digital asset supply;
•global digital asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of digital assets as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure, and the regulatory restrictions on their use;
•investors’ expectations with respect to the rate of inflation of fiat currencies;
•investors’ expectations with respect to the rate of deflation of digital assets;
•cyber theft of digital assets from online wallet providers, or news of such theft from such providers or from individuals’ online wallets;
•the availability and popularity of businesses that provide digital asset-related services;
•fees associated with processing a digital asset transaction;
•changes in the software, software requirements or hardware requirements underlying digital assets;
•changes in the rights, obligations, incentives, or rewards for the various participants in digital asset mining;
•interest rates;
•currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies;
•fiat currency withdrawal and deposit policies on digital asset exchanges and liquidity on such exchanges;
•interruptions in service or failures of major digital asset exchanges;
•investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in digital assets;

•momentum pricing;
•monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•regulatory measures, if any, that affect the use of digital assets, restrict digital assets as a form of payment, or limit the purchase of digital assets;
•global or regional political, economic or financial events and conditions;
•expectations that the value of digital assets will change in the near or long term. A decrease in the price of a single digital asset may cause volatility in the entire digital asset industry and may affect other digital assets. For example, a security breach that affects investor or user confidence in bitcoin, ethereum, litecoin or another digital asset may affect the industry as a whole and may also cause the price of other digital assets to fluctuate; or
•with respect to bitcoin, increased competition from other forms of digital assets or payments services.
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
There is a risk that some or all of the digital assets held or hosted by us could be lost, stolen or destroyed. We believe that the digital assets held or hosted by us and our mining operation will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Our security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of one of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our digital asset accounts, private keys, data or digital assets. Although we implement a number of security procedures with various elements such as two-factor verification, segregated accounts and secured facilities and plan to implement the maintenance of data on computers and/or storage media that is not directly connected to, or accessible from, the internet and/or networked with other computers (“cold storage”), to minimize the risk of loss, damage and theft, and we update such security procedures whenever reasonably practicable, we cannot guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God.

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
We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. We may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control over financial reporting. In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified material weaknesses in Core Scientific’s internal control over financial reporting related to (i) insufficient accounting and supervision with respect to the appropriate level of technical accounting experience and appropriate processes and procedures to assess and apply the relevant accounting framework, particularly in new or non-routine areas, (ii) a lack of appropriate communication and recordkeeping, particularly related to equity transactions, (iii) design deficiencies in internal controls necessary to enforce appropriate segregation of duties for manual journal entries to our books and records, and (iv) design deficiencies in internal controls necessary to enforce appropriate segregation of duties for our digital asset wallets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. With the oversight of our senior management and audit committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including hiring additional key supporting accounting personnel with public company reporting and accounting operations experience. In addition, we are formalizing inter-departmental communication, including establishing appropriate standing and ad hoc committees and enhancing electronic document storage for key financial transactions. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, and do not qualify as an emerging growth company or smaller reporting company with revenues of less than $100 million. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock. For more information as it relates to the risk controls, please see “—We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. We may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.”
Risks Related to Ownership of Our Securities
An active trading market for our common stock may never develop or be sustained.
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
The trading price of our common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid for those shares. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•volatility in the price of bitcoin and other digital assets;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders, including sales as a result of the waiver of lock up restrictions that went into effect in March 2022;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products, features, or services;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
In addition, our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of common stock by selling securityholders pursuant to this prospectus which could result in a significant decline in the trading price of our common stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

Sales of our common stock, or the perception of such sales, by us or the selling securityholders in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well, and certain selling securityholder still may receive significant proceeds.
The sale of our securities in the public market or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to our second amended and restated bylaws (the “Bylaws”) and certain lock-up agreements entered into prior to the consummation of the Business Combination by and among Core and the stockholders and employees signatories thereto, certain stockholders of Core, including Legacy Core’s stockholders and the Sponsor, which held approximately 90.7% and 2.6%, respectively, of our outstanding common stock as of the closing of the Business Combination, agreed that, with respect to our common stock (including securities convertible into our common stock) held by Legacy Core’s stockholders, through the date that is 180 days after the closing of the Business Combination, with respect to the Private Placement Warrants and any of our common stock issuable upon the exercise of the Private Placement Warrants, through the date that is 30 days after the closing of the Business Combination, and, with respect to the Founder Shares, through the date that is one year after the closing of the Business Combination, subject to certain exceptions, to not, without the prior written consent of the our board of directors, among other things, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly any shares of our common stock, the Private Placement Warrants, our common stock issuable upon the exercise of the Private Placement Warrants, as applicable, held by the respective parties. Our board of directors can terminate these restrictions at any time and may do so to increase the number of shares eligible for resale on the public market.
The above-referenced lock-up restrictions on our common stock issuable upon the exercise of the Private Placement Warrants expired on February 18, 2022, the 30th day following the Business Combination. In addition, as previously announced, on February 24, 2022, our board of directors unanimously approved a complete waiver and release of the lock-up restrictions under the Bylaws and the comparable contractual lock-up restrictions pursuant to the lock-up agreements, effective March 10, 2022. As a result, 282,311,836 shares of our common stock became eligible for sale in the public market at the opening of trading on March 10, 2022 (subject to trading limitations on shares held by affiliates of the Company, compliance with securities laws, continued vesting of any unvested equity awards as of such date, and the Company’s insider trading policy). These lock-up parties are no longer restricted from selling our securities held by them, other than by applicable securities laws.
In connection with the Business Combination, XPDI’s existing registration rights agreement was amended and restated to: (i) provide that we will file a registration statement to register for resale of the securities held by the parties thereto under the Securities Act and (ii) afford each such party “piggyback” registration rights with respect to any underwritten offerings by the other stockholders and by us. We filed a resale Registration Statement on Form S-1 under the Securities Act to register certain shares of common stock or securities convertible into or exchangeable for shares of common stock issued in connection with the Business Combination, which has not been declared effective as of the date of this Quarterly Report on Form 10-Q. We may file additional such registration statements in the future.
The shares of common stock being registered for resale includes shares that were purchased at prices that may be significantly below the trading price of our common stock and the sale of which would result in the selling securityholder realizing a significant gain. In December 2020, XPDI Sponsor paid in the aggregate $25,000, or approximately $0.003 per share, for 7,187,500 Founder Shares. In January 2021, XPDI Sponsor transferred 30,000 such Founder Shares to each of XPDI’s independent directors. In February 2021, XPDI issued a dividend of 1,437,500 Founder Shares to XPDI Sponsor. Subsequently at the closing of the Business Combination in January 2022, pursuant to previous agreement, XPDI Sponsor sold to the anchor investors 1,293,750 Founder Shares for an aggregate purchase price of approximately $4,500, or approximately $0.003 per share. In addition, XPDI Sponsor and the anchor investors purchased the 6,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant. In connection with the Business Combination, the issuance of shares of common stock as merger consideration and the assumption and conversion of assumed warrants, options and restricted stock units into the right to purchase or receive shares of Core common stock were based on an acquiror share value of $10.00 per share. The shares of common stock being offered for resale by the selling securityholders represent approximately 39.1% of shares outstanding on a fully diluted basis (including 80,893,015 shares of common stock issuable upon conversion of the Convertible Notes) as of April 11, 2022. Given the substantial number of shares of common stock being registered for potential resale by selling securityholders, the sale of shares by the selling securityholders, or the perception in the market that the selling securityholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in XPDI’s IPO, certain of the selling securityholders, including XPDI Sponsor, may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock.

For example, based on the closing price of our common stock of $8.15 as of April 11, 2022, XPDI Sponsor and other holders of the Founder Shares would experience a potential profit of up to approximately $8.147 per share, or approximately $70.3 million in the aggregate.
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
In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock reserved for future issuance under the Core Scientific, Inc. 2021 Equity Incentive Plan is 45,000,000 shares. We filed a Registration Statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to this plan and may file additional such registration statements in the future. In addition, we registered for resale 168,292,178 shares subject to the Core assumed options and Core assumed RSUs and to be issued under various Legacy Core equity incentive plans under such Registration Statement on Form S-8. All Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.
The Warrants may never be in the money, and may expire worthless.
The exercise price of the Warrants is $11.50 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants.
Because we have not conducted an underwritten offering of our securities, no underwriter has conducted due diligence of our business, operations or financial condition or reviewed our disclosure.
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
Because we became publicly traded through a business combination with XPDI, a SPAC (as defined below), rather through an underwritten offering of its ordinary shares, no underwriter has conducted diligence on Legacy Core or XPDI in order to establish a due diligence defense with respect to the disclosure presented in this Quarterly Report on Form 10-Q. If such investigation had occurred, certain information in our public disclosures may have been presented in a different manner or additional information may have been presented at the request of such underwriter.
XPDI has identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect Core’s ability to report its results of operations and financial condition accurately and in a timely manner.
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

XPDI identified a material weakness in its internal control over financial reporting relating to the classification of a portion of the Class A Common Stock in permanent equity rather than temporary equity, as further described herein. Specifically, XPDI’s management concluded that its control around the interpretation and accounting for certain complex features of the shares of Class A Common Stock and warrants issued by XPDI was not effectively designed or maintained. This material weakness resulted in the restatement of XPDI’s balance sheet as of February 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A Common Stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, XPDI’s management concluded that its internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). The Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement (as defined below) governing our warrants initially issued by XPDI. As a result of the SEC Statement, we reevaluated the accounting treatment of its 8,625,000 Public Warrants and 6,266,667 Private Placement Warrants, which were initially issued by XPDI, a SPAC, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on XPDI’s unaudited condensed consolidated balance sheets filed with the SEC are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
Certain provisions of our Charter and our Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the persons who may call special meetings of stockholders;
•limiting the ability of stockholders to act by written consent; and
•our board of directors have the express authority to make, alter or repeal the Bylaws.

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
We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
If the merger’s benefits do not meet the expectations of financial analysts, the market price of our common stock may decline.
The market price of the our common stock may decline as a result of the merger if we do not achieve the perceived benefits of the merger as rapidly, or to the extent anticipated by, financial analysts or if the effect of the merger on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our common stock may experience a loss as a result of a decline in the market price of our common stock. In addition, a decline in the market price of our common stock could adversely affect our ability to issue additional securities and to obtain additional financing in the future.
Our management has limited experience in operating a public company. The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

We are incurring significant legal, accounting and other expenses that Legacy Core did not incur as a private company, and may and may incur additional expenses once we are no longer an “emerging growth company” or a “smaller reporting company.” We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome.

Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, Legacy Core’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of its board of directors as compared to a private company. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company” or a “smaller reporting company” with revenues of less than $100 million. We have hired and will continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase its operating expenses. Moreover, we have incurred and may continue to incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase its general and administrative expenses and could materially and adversely affect its profitability.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Our management must continually assess its staffing and training procedures to improve its internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, requires substantial time and attention from management. The development and implementation of the standards and controls necessary for us to continue to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to further expand our employee base and hire additional employees to support its operations as a public company, which will increase our operating costs in future periods.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, such decision could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in Core’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because of its reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but that any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, it, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the terms of that certain Agreement and Plan of Merger, dated July 15, 2021, by and among Legacy Core, Blockcap and the other parties thereto, on February 24, 2022, the Company issued to Foundry Digital, LLC 1,580,288 shares of the Company’s common stock. These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a result of the delivery of certain mining equipment acquired in connection with the Blockcap Acquisition.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herein
2.1†
Agreement and Plan of Merger and Reorganization by and among Power & Digital Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC and Core Scientific Holding Co. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2021).

2.2†
First Amendment to Agreement and Plan of Merger and Reorganization by and among Power & Digital Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC and Core Scientific Holding Co. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).

2.3†
Second Amendment to Agreement and Plan of Merger and Reorganization by and among Power & Digital Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC and Core Scientific Holding Co. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on December 30, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Core Scientific, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

3.2
Amended and Restated Bylaws of Core Scientific, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

4.1†	Form of Bridge Promissory Note, by and between the Company and B. Riley Commercial Capital, LLC	X
4.2†	Form of Bridge Promissory Note, by and between the Company and BRF Finance Co., LLC	X
10.1†+	Separation Agreement, dated as of April 18, 2022, by and between the Company and Michael Trzupek	X
10.2+	Employment Agreement, dated as of April 7, 2022, by and between the Company and Denise Sterling	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

†
Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5).
The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates management contract or compensatory plan.
*
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORE SCIENTIFIC, INC.

Date: May 13, 2022	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer (Principal Financial Officer)