Form 10-Q
period 2022-06-30
Core Scientific, Inc./tx
filed 2022-08-22
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
78704
(Zip Code)
(512) 402-5233
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Common Stock, par value $0.0001 per share	Shares Outstanding as of August 12, 2022
357,294,622

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$128,542	$117,871
Restricted cash	11,938	13,807
Accounts receivable, net	2,840	1,382
Accounts receivable from related parties	677	300
Deposits for equipment	165,662	358,791
Digital assets	40,664	234,298
Prepaid expenses and other current assets	161,234	30,111
Total Current Assets	511,557	756,560
Property, plant and equipment, net	1,049,070	597,304
Goodwill	266,038	1,055,760
Intangible assets, net	3,590	8,195
Other noncurrent assets	14,903	21,045
Total Assets	$1,845,158	$2,438,864
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$31,252	$11,617
Accrued expenses and other	124,488	67,862
Deferred revenue	71,837	63,417
Deferred revenue from related parties	36,923	72,945
Derivative warrant liabilities	5,808	—
Finance lease liabilities, current portion	28,570	28,452
Notes payable, current portion	217,674	75,996
Total Current Liabilities	516,552	320,289
Finance lease liabilities, net of current portion	48,701	62,145
Notes payable, net of current portion (includes $726,554 and $557,007 at fair value)	852,323	652,213
Other noncurrent liabilities	11,130	18,531
Total Liabilities	1,428,706	1,053,178
Contingently redeemable convertible preferred stock; $0.0001 par value; 2,000,000 shares authorized; — and 10,826 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; $— and $45,164 total liquidation preference at June 30, 2022 and December 31, 2021, respectively	—	44,476
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both June 30, 2022 and December 31, 2021; 353,481 and 271,576 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	35	27
Additional paid-in capital	1,695,748	1,379,581
Accumulated deficit	(1,304,111)	(27,432)
Accumulated other comprehensive income (loss)	24,780	(10,966)
Total Stockholders’ Equity	416,452	1,341,210
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$1,845,158	$2,438,864
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Hosting revenue from customers	$31,338	$11,895	$58,676	$20,251
Hosting revenue from related parties	7,598	6,667	13,474	11,003
Equipment sales to customers	3,507	36,457	3,923	60,499
Equipment sales to related parties	11,687	9,519	37,576	17,403
Digital asset mining revenue	109,842	10,765	242,842	20,393
Total revenue	163,972	75,303	356,491	129,549
Cost of revenue:
Cost of hosting services	43,644	17,550	74,875	29,379
Cost of equipment sales	13,541	31,100	36,076	57,331
Cost of digital asset mining	94,070	2,115	162,820	3,768
Total cost of revenue	151,255	50,765	273,771	90,478
Gross profit	12,717	24,538	82,720	39,071
Gain (loss) from sales of digital assets	11,808	(16)	13,971	14
Impairment of digital assets	(150,213)	—	(204,198)	—
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	—
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,057)	(17)
Operating expenses:
Research and development	14,773	1,437	18,113	2,645
Sales and marketing	10,238	720	11,636	1,254
General and administrative	90,874	6,822	131,034	10,617
Total operating expenses	115,885	8,979	160,783	14,516
Operating (loss) income	(1,045,383)	15,526	(1,072,100)	24,552
Non-operating (income) expenses, net:
Loss on debt extinguishment	—	7,974	—	8,016
Interest expense, net	27,116	10,846	48,792	12,981
Fair value adjustment on convertible notes	(195,061)	—	190,976	—
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(32,464)	—
Other non-operating expenses, net	3,876	2	3,519	2
Total non-operating (income) expenses, net	(186,258)	18,822	210,823	20,999
(Loss) income before income taxes	(859,125)	(3,296)	(1,282,923)	3,553
Income tax (benefit) expense	(48,650)	118	(6,244)	118
Net (loss) income	$(810,475)	$(3,414)	$(1,276,679)	$3,435
Net (loss) income per share (Note 14):
Basic	$(2.49)	$(0.02)	$(4.04)	$0.02
Diluted	$(2.49)	$(0.02)	$(4.04)	$0.02
Weighted average shares outstanding:
Basic	324,967	158,890	316,269	158,338
Diluted	324,967	158,890	316,269	177,342
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(810,475)	$(3,414)	$(1,276,679)	$3,435
Other comprehensive income, net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $—, $— and $—	8,582	—	35,746	—
Total other comprehensive income, net of income taxes	8,582	—	35,746	—
Comprehensive (loss) income	$(801,893)	$(3,414)	$(1,240,933)	$3,435
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	—	324,564	32	1,604,116	(493,636)	16,198	1,126,710
Net loss	—	—	—	—	—	(810,475)	—	(810,475)
Other comprehensive income	—	—	—	—	—	—	8,582	8,582
Stock-based compensation	—	—	—	—	115,492	—	—	115,492
Issuance of common stock - employee stock options	—	—	1,321	—	3,846	—	—	3,846
Issuance of common stock - restricted stock and restricted stock units, net of shares withheld for tax withholding obligations	—	—	27,399	3	(29,280)	—	—	(29,277)
Issuance of common stock - exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Balance at June 30, 2022	—	—	353,481	35	1,695,748	(1,304,111)	24,780	416,452

Balance at December 31, 2021	10,826	44,476	271,576	27	1,379,581	(27,432)	(10,966)	1,341,210
Net loss	—	—	—	—	—	(1,276,679)	—	(1,276,679)
Other comprehensive income	—	—	—	—	—	—	35,746	35,746
Stock-based compensation	—	—	—	—	136,065	—	—	136,065
Issuance of common stock - employee stock options	—	—	1,321	—	3,846	—	—	3,846
Issuance of common stock - restricted stock and restricted stock units, net of shares withheld for tax withholding obligations	—	—	34,202	4	(29,281)	—	—	(29,277)
Issuance of common stock - exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Issuance of common stock - exercise of warrants	—	—	3,001	—	—	—	—	—
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at June 30, 2022	—	—	353,481	35	1,695,748	(1,304,111)	24,780	416,452
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,826	44,476	157,786	16	165,036	(67,895)	—	97,157
Net loss	—	—	—	—	—	(3,414)	—	(3,414)
Stock-based compensation	—	—	—	—	2,136	—	—	2,136
Issuances of common stock- warrants and options	—	—	40	—	—	—	—	—
Balance at June 30, 2021	10,826	44,476	157,826	16	167,172	(71,309)	—	95,879

Balance at December 31, 2020	6,766	$44,476	98,607	$1	$163,967	$(74,744)	$—	$89,224
Retroactive application of the recapitalization	4,060	—	59,179	15	(15)	—	—	—
Balance at December 31, 2020, as adjusted	10,826	44,476	157,786	16	163,952	(74,744)	—	89,224
Net income	—	—	—	—	—	3,435	—	3,435
Stock-based compensation	—	—	—	—	2,724	—	—	2,724
Issuances of common stock- warrants and options	—	—	40	—	496	—	—	496
Balance at June 30, 2021	10,826	44,476	157,826	16	167,172	(71,309)	—	95,879
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net (loss) income	$(1,276,679)	$3,435
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	91,974	5,991
Amortization of operating lease right-of-use assets	107	—
Stock-based compensation	136,795	2,724
Digital asset mining revenue	(242,842)	(20,393)
Deferred income taxes	(8,527)	—
Gain on sale of intangible assets	(5,904)	—
Loss on debt extinguishment	—	8,016
Fair value adjustment on derivative warrant liabilities	(32,464)	—
Fair value adjustment on convertible notes	206,859	2,580
Fair value adjustment on other liabilities	9,430	—
Amortization of debt discount and debt issuance costs	3,920	742
Losses on exchange or disposal of property, plant and equipment	13,057	17
Impairment of digital assets	204,198	—
Impairment of goodwill and other intangibles	790,753	—
Changes in working capital components:
Accounts receivable, net	(1,458)	(6,800)
Accounts receivable from related parties	(377)	(16,061)
Digital assets	232,278	20,207
Deposits for equipment for sales to customers	36,953	(260,568)
Prepaid expenses and other current assets	(24,246)	17,079
Accounts payable	4,186	3,893
Accrued expenses and other	33,297	3,267
Deferred revenue	8,421	18,977
Deferred revenue from related parties	(36,022)	116,908
Other noncurrent assets and liabilities, net	(2,436)	(21,345)
Net cash provided by (used in) operating activities	141,273	(121,331)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(238,537)	(39,075)
Deposits for self-mining equipment	(217,677)	—
Proceeds from sale of intangibles	10,850	—
Other	(276)	(142)
Net cash used in investing activities	(445,640)	(39,217)
Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of transaction costs	198,857	496
Proceeds from debt, net of issuance costs	216,257	245,372
Repurchase of common shares to pay employee withholding taxes	(29,278)	—
Principal repayments of finance leases	(23,177)	—
Principal payments on debt	(49,490)	(35,670)
Net cash provided by financing activities	313,169	210,198
Net increase in cash, cash equivalents and restricted cash	8,802	49,650
Cash, cash equivalents and restricted cash—beginning of period	131,678	8,721
Cash, cash equivalents and restricted cash—end of period	$140,480	$58,371
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The Merger provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses, which is presented within Proceeds from issuance of common stock, net of transaction costs on the consolidated statements of cash flows. Following the Transaction, former Core Scientific stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Merger were used to fund mining equipment purchases and infrastructure build-out.
The Merger is accounted for as a reverse recapitalization with the Company being the accounting acquirer. A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Core Scientific Holding Co. issuing stock for the net assets of XPDI, accompanied by a recapitalization. The net assets of XPDI are stated at historical costs, with no goodwill or other intangible assets recorded. The Company identified $18.6 million of direct and incremental transaction costs, which consist of legal, accounting, and other professional services directly related to the Merger, of which $10.7 million were recorded in other noncurrent assets on the consolidated balance sheets as of December 31, 2021 and the remaining $7.9 million were recognized in the six months ended June 30, 2022. These transaction costs have been allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs of $16.6 million have been allocated to equity-classified instruments and recognized as an adjustment to additional paid-in capital within total stockholders’ equity. The cash outflows related to these costs have been netted against the proceeds from the issuance of common stock upon the Merger with XPDI within financing activities on the Company’s consolidated statement of cash flows. Transaction costs of $2.0 million have been allocated to liability-classified instruments that are measured at fair value through earnings and have been recognized as a charge within general and administrative expenses in the six months ended June 30, 2022.
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
In addition, immediately prior to the Effective Time, each share of XPDI Class B Common Stock automatically converted into one share of New Core Common Stock. 1.7 million shares (“SPAC Vesting Shares”) are subject to vesting conditions, and will vest i) upon the date on which New Core Common Stock’s volume-weighted average price is greater than $12.50 per share for any 20 trading days within any 30 consecutive trading day period within five years of the Closing Date or ii) upon any Company Sale that is consummated within five years of the Closing Date that results in the holders of the Company’s common stock receiving a Company Sale Price equal to or in excess of $12.50 per share. A Company Sale means any change in control of the Company, or a sale of substantially all of the Company’s assets that results in a change in control. Company Sale Price means the price per share paid to holders of common stock in a Company Sale.
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
All share-based compensation awards were converted into comparable equity awards that are settled or exercisable for shares of New Core Common Stock. As a result, each stock option and warrant was converted into an option or warrant to purchase shares New Core Common Stock based on an exchange ratio of 1.6001528688. Each award of the Company’s restricted stock units (“RSUs”) was converted into RSUs of New Core based on an exchange ratio of 1.6001528688.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of June 30, 2022 and December 31, 2021, cash equivalents included $105.1 million and $100.0 million of highly liquid money market funds, respectively, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow to pay for construction and development activities.
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total of the same amount shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$128,542	$117,871
Restricted cash	11,938	13,807
Total cash, cash equivalents and restricted cash	$140,480	$131,678
Property, Plant and Equipment, Net
Property, plant and equipment includes land, buildings and improvements for datacenter facilities and leasehold improvements for the Company’s corporate headquarters. Property and equipment consists of computer, mining, network, electrical and other equipment, including right-of-use assets under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net included construction in progress of $171.7 million and $42.6 million as of June 30, 2022 and December 31, 2021, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Subsequent to January 1, 2022, future obligations related to finance leases are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion in the Company’s Consolidated Balance Sheets. Finance lease right-of-use assets are included within Property and equipment, net on our Consolidated Balance Sheets. Depreciation expense, including amortization of right-of-use assets held under finance leases, is primarily included in cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
Prior to January 1, 2022, future obligations related to capital leases accounted for under ASC 840, Leases, are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets. Capital lease assets for those periods are included within Property and equipment, net on our Consolidated Balance Sheets. Amortization of capital lease assets for periods prior to January 1, 2022 is primarily included in cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s Consolidated Statements of Operations and presented as fair value adjustment on derivative warrant liabilities. The initial and subsequent estimated fair value of both the Public Warrants and Private Placement Warrants was based on the listed price in an active market for the Public Warrants.
Recently Adopted Accounting Standards
Simplifying Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, the requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, the evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The standard was applied on a prospective basis beginning January 1, 2022 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
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

The cumulative effect of initially applying the new lease standard on January 1, 2022 is as follows (in thousands):

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
•Upon adoption on January 1, 2022, Operating lease right-of-use assets of $6.7 million were recorded in Other noncurrent assets, which included $0.5 million related to prepaid rent that was reclassified from Prepaid expenses and other current assets and $4.8 million related to prepaid rent and other that had already previously been presented as Other noncurrent assets on the Consolidated Balance Sheets. In addition, upon adoption on January 1, 2022, the current portion of operating lease liabilities of $0.2 million were recorded in Accrued expenses and other and the noncurrent portion of operating lease liabilities of $1.2 million were recorded within Other noncurrent liabilities on the Consolidated Balance Sheets.

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

3. ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING
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
In March 2022, the Company reclassified $2.2 million of intangible assets related to the Atrio and RStor asset acquisitions to held for sale as a result of the expected sale of the software and related patents. The intangible assets were sold in June 2022 for proceeds of $10.9 million, resulting in a gain on sale of intangible assets of $5.9 million. The resulting gain is reflected within other non-operating expenses, net in the Statement of Operations.

Blockcap Acquisition
On July 30, 2021, the Company acquired 100% of the equity interest in Blockcap, one of its largest hosting customers. Blockcap is a blockchain technology company with industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily Bitcoin and, to a lesser extent, Siacoin and Ethereum. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. In addition to mining, holding and exchanging digital assets, Blockcap also evaluated and completed investments in related technologies and ancillary businesses, including Radar Relay, Inc. (“RADAR”), an early stage company focused on technology enhancement and development in the digital asset industry that it acquired on July 1, 2021. The acquisition of Blockcap significantly expanded the Company’s self-mining operations and increased the number of miners it owns.
Consideration consisted of the issuance of 113.9 million shares of the Company’s common stock, approximately 6.8 million shares of the Company’s restricted stock and approximately 7.3 million options to purchase shares of the Company’s common stock. The acquisition has been accounted for as a business combination using the acquisition method of accounting, whereby the net assets acquired and the liabilities assumed were recorded at fair value. The Company and Blockcap had preexisting relationships which were settled on the acquisition date. Using the estimated purchase price for the transaction, the Company has allocated the purchase price to identifiable assets and liabilities based upon fair value estimates. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill.
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (not to exceed one year from the acquisition date). During the three months ended June 30, 2022, we determined that a measurement period adjustment to the accounting for the Blockcap acquisition was necessary based upon obtaining updated information about property, plant and equipment, net acquired, resulting in an increase in fair value of property, plant and equipment, net of $0.7 million, a decrease in goodwill of $1.0 million and additional depreciation expense of $0.3 million recognized in the three months ended June 30, 2022. The measurement period for the Blockcap acquisition closed during the three months ended June 30, 2022.
The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The Company retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. Amounts initially disclosed for the estimated values of certain acquired assets and liabilities assumed were adjusted through June 30, 2022 based on information arising after the initial preliminary valuation.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

PPA Allocation

Consideration (in thousands):
113.9 million common shares valued at $10.11 per share[1,2]	$1,151,985
Fair value of replaced Blockcap share-based payments attributable to pre-combination service[3]	21,768
Settlement of Blockcap debt[4]	25,607
Settlement of preexisting contracts[5]	(60,522)
Total Consideration	$1,138,838
Fair value of assets acquired, and liabilities assumed:
Cash and cash equivalents	$704
Digital assets-Bitcoin	73,304
Digital assets-Ethereum	365
Digital assets-Bitcoin cash	8
Digital assets-Siacoin	554
Digital assets-Other	3,329
Other current assets	633
Intangible assets, net	2,925
Property, plant and equipment, net	98,965
Other noncurrent assets	1,293
Total assets acquired	$182,080
Accounts payable	492
Accrued expenses and other	22,647
Deferred revenue	414
Other current liabilities	7,204
Deferred tax liability	9,003
Total liabilities assumed	$39,760
Total identifiable net assets	$142,320
Goodwill on acquisition	$996,518
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
3 Reflects the estimated fair value of replaced Blockcap share-based payments allocated to purchase price based on the proportion of service related to the pre-combination period
4 Reflects the fair value of loans issued by the Company in July 2021 that were effectively used to settle debt that had previously been held by Blockcap. Refer to Note 6 for further discussion of the debt issuance.
5 Blockcap had preexisting hosting and equipment contracts with the Company that were effectively settled by the Company’s acquisition of Blockcap. As a result, the consideration transferred to Blockcap has been adjusted by the deferred revenue balances that were settled at the time of acquisition.

For a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period see Note 4.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Intangible Assets and Liabilities
Goodwill with an assigned value of $1.00 billion represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in the Blockcap acquisition. The goodwill recognized includes the assembled workforce of Blockcap and intangible assets that do not qualify for separate recognition. None of the goodwill resulting from the acquisition is deductible for income tax purposes. All of the goodwill acquired was allocated to the Mining segment. Management believes the acquisition of Blockcap strengthens its presence in the data mining market due to the scale of its operations. These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.
Other intangible assets acquired in the Blockcap acquisition consisted of $2.8 million of developed technology intangibles and $0.1 million of customer relationships with a weighted average useful life of 3 years.
2022 Restructuring
Current market conditions have led management to reevaluate operations and focus its efforts and resources on the core activities of its hosting and mining segments. During the three months ended June 30, 2022, management initiated a plan to exit certain activities, technologies and ancillary businesses, and to reduce portions of the Company’s workforce including those acquired through Blockcap’s acquisition of RADAR. Management anticipates that the restructuring will be complete by September 30, 2022.
Relating to this restructuring plan, estimated cash severance payments under the Company’s ongoing severance policy of $1.4 million were accrued and expensed as compensation in general and administrative expenses during the three and six months ended June 30, 2022.
As a result of exiting Blockchain Technologies, $2.0 million of intangible assets will cease to be used. Consequently, we recorded an impairment of other intangible assets of $2.0 million, which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022. Goodwill associated with these activities is entirely impaired in the mining reporting unit goodwill impairment charge of $788.7 million.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

4. GOODWILL
The following table provides the reconciliation of the carrying amount of goodwill by segment at the beginning and end of the reporting period (in thousands):

	Equipment Sales and Hosting Segment	Mining Segment	Total Goodwill
Balance as of December 31, 2021	$58,241	$997,519	$1,055,760
Subsequent measurement period adjustment	—	(1,000)	(1,000)
Impairment of goodwill	—	(788,722)	(788,722)
Balance as of June 30, 2022	$58,241	$207,797	$266,038
As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $266.0 million and $1.06 billion, respectively. There were $788.7 million of accumulated impairment losses as of June 30, 2022, and $788.7 million and no impairment losses were recorded for the six months ended June 30, 2022 and 2021, respectively.
The Company does not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the reporting unit’s carrying amount, or management chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with the reporting unit’s carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. The Company’s reporting units are the same as its reportable and operating segments.
The Company identified a triggering event as of June 30, 2022 due to a decline in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining reporting unit exceeded its fair value and, as such, recorded an $788.7 million impairment of goodwill in its Mining reporting unit, which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations. The Company concluded the fair value of the Equipment Sales and Hosting reporting unit exceeded its carrying amount, with an excess of fair value over carrying amount of approximately 136% of the carrying amount, and as such, did not record an impairment in its Equipment Sales and Hosting reporting unit.
The Company’s analysis involved the use of a market approach and an income approach, with equal weighting given to both approaches. Valuations using the market approach are derived from metrics of publicly traded companies. A significant judgment in using the market approach includes the selection of comparable businesses based on the markets in which each reporting unit operates, with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach include growth (revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and taxes (EBIT) margin, and terminal value) and discount rates, margins, capital expenditures, and the Company’s weighted average cost of capital. The Company used historical performance and management estimates of future performance to estimate margins and revenue growth rates. The Company’s growth rates and mining margins are impacted significantly by the future value of bitcoin. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed its estimates using the best information available at the time. The Company used discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses. Assumptions used, such as forecasted growth rates, capital expenditures, and the Company’s cost of capital, are consistent with its internal projections and operating plans. Changes in management’s estimates or any of its other assumptions used in its analysis could result in a different conclusion. Further declines in the Company’s market capitalization or the deterioration of bitcoin’s value in the market could result in future goodwill impairments.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

5. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2022, the Company had 14.9 million warrants outstanding including: (a) 8.6 million Public Warrants and (b) 6.3 million Private Placement Warrants issued to XPDI Sponsor LLC (“Sponsor”) and certain institutional investors (“Anchor Investors”).
Each Public Warrant and Private Placement Warrant became exercisable 30 days following the Closing Date of the XPDI Merger and may be exercised for one share of common stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants expire January 19, 2027, which is five years after the Closing Date.
Redemption of Public Warrants when the price per share of common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
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
•if, and only if, the last reported sales price of the Company’s common stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the “Reference Value”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
•if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.
•The “fair market value” of common stock shall mean the volume-weighted average price of common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).
Redemption of Private Placement Warrants
The terms of redemption of Private Placement Warrants are identical in all respects to those for the Public Warrants except that, so long as they are held by the Sponsor, Anchor Investors or their permitted transferees they will not be redeemable, except as described above in Redemption of Public Warrants when the price per share of common stock equals or exceeds $10.00. If the Private Placement Warrants are held by someone other than the Sponsor, the Anchor Investors or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Registration
If the Company fails to maintain a registration statement for the underlying common shares at any time, the holders of the Private Placement Warrants and Public Warrants may exercise such warrants on a cashless basis by exchanging the warrants for that number of shares of common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Warrants, multiplied by the excess of the “Fair Market Value” (as defined below) less the Warrant Price by (y) the Fair Market Value and (B) the product of the number of Warrants surrendered and 0.361, subject to adjustment. “Fair Market Value” shall mean the volume-weighted average price of the shares of common stock as reported during the ten (10) trading day period ending on the trading day prior to the date that notice of exercise is received.
Classification
Both the Public Warrants and Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet because their settlement amount is subject to change based on the existence of an effective registration statement for the underlying shares and the holder of the warrant (for Private Placement Warrants only). As of June 30, 2022, the liability balance was $5.8 million. For the three months ended June 30, 2022, the Company recorded a mark to market gain of $12.9 million and $9.3 million within the Consolidated Statement of Operations for the Public Warrants and Private Placement Warrants, respectively. For the six months ended June 30, 2022, the Company recorded a mark to market gain of $18.8 million and $13.7 million within the Consolidated Statement of Operations for the Public Warrants and Private Placement Warrants, respectively. Refer to Note 8 for further information about the fair value measurement of the warrants.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

6. NOTES PAYABLE
Notes payable as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30 2022	December 31 2021
Kentucky note	$784	$1,032
Genesis loan	—	552
NYDIG loan	48,642	67,435
Stockholder loan	10,000	10,000
Trinity loan	26,148	19,641
Bremer loan	20,116	15,066
Blockfi loan	60,652	60,000
Anchor Labs loan	30,016	—
Mass Mutual Barings loans	65,550	—
B. Riley Bridge Notes	75,000	—
Liberty loan	8,676	—
Secured Convertible Notes[1]	227,528	220,871
Other Convertible Notes[2]	308,753	301,226
Other	2,073	663
Total	883,938	696,486
Unamortized discount and debt issuance costs	(4,214)	(3,187)
Fair value adjustment on convertible notes	190,273	34,910
Total notes payable, net	$1,069,997	$728,209
1 Secured Convertible Notes (includes principal balance at issuance and PIK interest) which considers the minimum payoff at maturity of two times the face value of the note plus accrued interest. The minimum payoff at maturity related to the principal balance was $455.1 million on June 30, 2022. The minimum payoff at maturity related to the principal balance was $441.7 million on December 31, 2021.
2 Other Convertible Notes which considers the minimum payoff at maturity of one times the face value of the note plus accrued interest.
Kentucky Note—In December 2018, the Company entered into a five-year secured promissory note agreement for $2.4 million in connection with the acquisition of property in Kentucky for datacenter development (“Kentucky note”). The note bears interest at a rate per annum of 5% and the Company is required to make monthly payments of principal and interest. Interest expense on the note has been recognized based on an effective interest rate of 5%. The loan is secured by the underlying property purchased.
Genesis Loan—In July 2020, the Company entered into a credit facility with Genesis Global Capital, LLC that provides capacity of up to $13.0 million to finance the Company’s acquisition of blockchain computing equipment (“Genesis loan”). The Company borrowed $5.3 million in three installments and the borrowing capacity of the facility was reduced via an amendment in September 2020 to equal the actual amounts borrowed. The loans under the credit facility are secured by the blockchain computing equipment and the Company is required to comply with an approved mining strategy and other restrictions on use of the collateral. Loans under the credit facility have terms of 20 months, bear interest at a rate per annum of 16% plus a fixed risk premium, and require monthly payments. Interest expense on the loans has been recognized based on an effective interest rate of 28%, which includes the amortization of a debt discount. The loan is secured by blockchain computing equipment financed by the loans. The loan was paid off in April 2022.
NYDIG Loan—In October 2020, the Company entered into a master equipment finance agreement with NYDIG and received a loan of $0.8 million to finance the Company’s acquisition of blockchain computing equipment. In March 2021, the Company received $3.8 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment. The loans bear an interest rate of 15% and have a term of 24 months from issuance. Interest expense on the loans has been recognized based on an effective interest rate of 16%. The loans are secured by the blockchain computing equipment financed by the loans.
In May 2021, the Company received $13.4 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment that bear an interest rate of 14.25% and have a term

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Trinity Loan—In August 2021, the Company entered into a $30.0 million master equipment finance facility agreement with Trinity Capital Inc. (“Trinity”) to finance the Company’s acquisition of blockchain computing equipment and received a loan of $1.0 million at close. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 11.0%. In November and December 2021, the Company borrowed $14.0 million and $5.0 million, respectively. The remaining balance of $10.0 million was drawn in February 2022. The loan is secured by the blockchain computing equipment financed by the loan.
Bremer Loan—In October 2021, the Company entered into a lending agreement with Bremer Bank, National Association to borrow up to $16.2 million in two tranches through May 22, 2022 for the purchase of blockchain mining equipment and for improvements to data center and infrastructure. In December 2021, the Company entered into an additional term loan to borrow up to $9.6 million. The Company borrowed $15.2 million in October through December 2021. The Company borrowed an additional $4.8 million in January through March 2022. In April 2022, the Company borrowed an additional $0.7 million from Bremer to finance the construction of our North Dakota facility. The loans bear interest at 5.5% annually and are due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance. Interest expense on the loans has been recognized based on an effective interest rate of 5.6%. The loans require the Company to maintain the following financial covenants: (1) a minimum debt service coverage ratio (defined in the agreement as EBITDA divided by scheduled principal and interest payments) of not less than 1.2:1, measured annually beginning December 31, 2022; and (2) a fixed charge coverage ratio (defined in the agreement as EBITDA minus net distributions divided by scheduled principal and interest payments) of 1:1, measured annually beginning December 31, 2022. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain of the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan is $0.8 million. In order to receive the interest buydown incentive, the Company must (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinues operation in the jurisdiction within the next five years, it is obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company does not employ 13 new full-time employees, the interest buydown will be prorated to reflect any partial fulfillment and the Company, at a minimum, is required to pay back the value of the incentive to the Bank of North Dakota. For the six months ended June 30, 2022 and 2021, there was no interest buydown.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Blockfi Loan—In December 2021, the Company entered into two lending agreements with Blockfi Lending, LLC to borrow up to $110.0 million for the purchase of blockchain mining equipment. The first agreement consists of $10.0 million and bears interest at 9.7% with a term of 24 months from issuance. Interest expense on the loans issued in December 2021 has been recognized based on an effective interest rate of 10.1%. The second agreement consists of $100.0 million and bears interest at 13.1% with a term of 24 months from issuance. The Company borrowed the first tranche totaling $60.0 million across the two loans in December 2021 and borrowed the second tranche of $20.0 million in January 2022. The remaining $30.0 million expired unused in March 2022. Interest expense on the loans issued in December 2021 has been recognized based on an effective interest rate of 13.1%. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Anchor Labs Loan—In March 2022, the Company entered into a $20.0 million equipment loan and security agreement with Anchorage Lending CA, LLC. (“Anchor Labs”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $20.0 million in March 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%. In May 2022, the Company entered into a $11.7 million equipment loan and security agreement with Anchor Labs to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $11.7 million in May 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%. The loans are secured by a first priority security interest in certain of the assets financed by the loans.
Mass Mutual Barings Loans—In March 2022, the Company entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Mass Mutual Barings”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed the first tranche of $30.0 million in March 2022 and borrowed the second tranche of $39.6 million in April 2022. On June 30, 2022 the remaining $30.4 million funding commitment expired unused. The loans under the agreement have a term of 36 months from issuance. Interest expense on the loans have been recognized based on an effective interest rate of 9.8%. The loans are secured by certain blockchain computing equipment.
B. Riley Bridge Notes—In April 2022, the Company entered into a $60.0 million bridge promissory note with B. Riley Commercial Capital, LLC and a $15.0 million bridge promissory note with an affiliate of B. Riley Commercial Capital, LLC (the “Bridge Notes”) maturing in December 2022. Interest expense on the Bridge Notes has been recognized based on an effective interest rate of 7.0%. In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023. See Note 17 for further information.
Liberty Loan—In April 2022, the Company entered into an $11.0 million equipment finance agreement with Liberty Commercial Finance LLC (“Liberty”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $11.0 million in April 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 10.6%. The loans are secured by a first priority security interest in the equipment purchased.
Convertible Notes—In April 2021, the Company entered into a secured convertible note purchase agreement and issued $215.0 million of secured convertible notes to new and existing lenders (the “Secured Convertible Notes”). In addition, in August 2021 the Company entered into a convertible note purchase agreement and issued $299.8 million of convertible notes in August through November 2021 under substantially the same terms and conditions as the original April 2021 notes except that the August through November 2021 notes have a minimum payoff based on the face value plus accrued interest rather than two times the outstanding face amount plus accrued interest. In addition, the August through November 2021 notes were unsecured until an IPO or SPAC merger and then became secured pari passu with the Secured Convertible Notes in January 2022 upon the closing of the Merger Agreement with XPDI (together with the Secured Convertible Notes, the “Convertible Notes”). In addition, the Company also issued $23.0 million from issuance through June 30, 2022 as payment-in-kind interest on convertible notes outstanding at the end of the period. The Convertible Notes have a maturity date of April 2025 and bear interest at a rate of 10% per annum, of which 4% is payable in cash and 6% is payable in kind. Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share. The proceeds from the Convertible Notes were used, in part, to repay $30.0 million of senior secured loans to Silverpeak Credit Partners LP. During the three and six months ended June 30, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.
As discussed in Note 8, the Company has elected to measure its Convertible Notes at fair value and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within interest expense, net in the Company’s Consolidated Statements of Operations and Comprehensive (loss) income. The Convertible Notes had a fair value of $726.6 million compared to a principal amount of $536.3 million at June 30, 2022. The Company presents changes in fair value of the Convertible Notes during the

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

period as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) is presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk are presented within accumulated other comprehensive loss on the Consolidated Balance Sheets and as a component of other comprehensive income on the Consolidated Statements of Comprehensive (Loss) Income; and (3) other fair value changes are presented within non-operating expenses, net on the Consolidated Statements of Operations.
The fair value of the Company’s convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, the Company deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and instrument-specific credit risk) for the six months ended June 30, 2022.
The following summarizes the fair value adjustments and debt issuance costs recognized on the convertible notes (in thousands):

	Financial statement line item	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash interest payments	Interest expense, net	$5,355	$10,582
Payment-in-kind (PIK) interest	Interest expense, net	8,032	15,883
Instrument-specific credit risk	Other comprehensive income, net of income taxes	(8,582)	(35,746)
Other fair value adjustments	Fair value adjustment on convertible notes	(195,061)	190,976
Total fair value adjustments		$(190,256)	$181,695

	Financial statement line item	Three and Six Months Ended June 30, 2021
Cash interest payments	Interest expense, net	$1,720
Payment-in-kind (PIK) interest	Interest expense, net	2,580
Instrument-specific credit risk	Other comprehensive income, net of income taxes	—
Other fair value adjustments	Fair value adjustment on convertible notes	—
Total fair value adjustments		$4,300
Debt issuance costs	Interest expense, net	$5,581
The principal amount of the Convertible Notes as of June 30, 2022 reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $536.3 million as of June 30, 2022, are scheduled to mature on April 19th, 2025, which includes $227.5 million for the face value of the Secured Convertible Notes which have payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of June 30, 2022 if held to maturity was $455.1 million. The total amount that would be owed on the Convertible Notes if prepaid as of June 30, 2022 was $777.2 million. See Note 8 for further information on fair value measurement of the Convertible Notes.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

7. REVENUE
The Company primarily generates revenue from hosting services, sales of computer equipment and digital asset mining revenue. The Company generally recognizes revenue when the promised service is performed, or control of the promised equipment is transferred to customers. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Deferred Revenue
The Company records contract liabilities in deferred revenue on the Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s deferred revenue balance as of June 30, 2022 and December 31, 2021 was $108.8 million and $136.4 million, respectively, all from advance payments received during the periods then ended.
For the three and six months ended June 30, 2022, the Company recognized $3.9 million and $40.7 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year, primarily due to the deployment of customer equipment for which advanced payment had been received from customers prior to January 1, 2022. For the three and six months ended June 30, 2021, the Company recognized $8.9 million and $35.8 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year, primarily due to deployment of customer equipment for which advance payments had been received from customers prior to January 1, 2021. Advanced payments received for hosting services are typically recognized as revenue within six months and advanced payments received for equipment sales are generally recognized as revenue within one year.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services and equipment sales. The Company has performance obligations associated with commitments in customer hosting contracts for future services and commitments to acquire and deploy customer equipment that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of June 30, 2022 and 2021 were $900.8 million and $427.5 million, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

8. FAIR VALUE MEASUREMENTS
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
Recurring fair value measurements
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. The initial and subsequent fair value estimates of the Public Warrants and Private Placement Warrants are based on the listed price in an active market for such warrants.
The Company has elected to measure its Convertible Notes at fair value on a recurring basis because the Company believes it better reflects the underlying economics of the Convertible Notes, which contain multiple embedded derivative features. The fair value of the Company’s convertible notes payable is determined using a market approach based on observable market prices for similar securities when available.
Prior to the three months ended June 30, 2022, when observable market data was not available, the Company used an as-converted value plus risk put option model that included certain unobservable inputs that were significant to the fair value measurement such as probability of a financing event occurring (e.g., a SPAC merger or qualified financing), expected term, volatility and the negotiation discount. The fair value of the Secured Convertible Notes considered the minimum payoff at maturity of two times the face value of the note plus accrued interest, as well as the opportunity for appreciation if the value of the Company's stock increased 60% or more relative to the pricing at the financing event (since the conversion price is set at 80% of the stock price at the financing event, a stock price appreciation of 60% would match the minimum payoff of two times the face value plus accrued interest). The fair value of the other Convertible Notes considered the minimum payoff at maturity of one times the face value of the note plus accrued interest, as well as the opportunity for appreciation if the value of the Company's stock were to fall no more than 20% relative to the pricing at the financing event (since the conversion price is set at 80% of the stock price at the financing event, a stock price decline of 20% would match the minimum payoff of one times the face value plus accrued interest). Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity.
Due to the occurrence of the SPAC merger and the subsequent significant decline in the Company’s stock price below the conversion price, the fair value of the Company’s convertible notes for the three months ended June 30, 2022 was determined using a discounted cash flow model that considers the principal and interest payments, including the minimum payoff at maturity of two times the face value of the note plus accrued interest for the Secured Convertible Notes and the value of the call option that includes certain unobservable inputs that may be significant to the fair value measurement such as expected term and volatility of the call option. This
The following presents the levels of the fair value hierarchy for the Company's derivative warrant liabilities and the Convertible Notes by issuance date measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2022
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Derivative warrant liabilities:
Public Warrants	$—	$3,364	$—	$—	$3,364
Private Placement Warrants	—	—	2,444	—	2,444
Total derivative warrant liabilities	—	3,364	2,444	—	5,808
Convertible notes:
April 19, 2021[1]	$94,186	$—	$—	$172,610	$172,610
April 21, 2021[1]	5,291	—	—	9,697	9,697
April 23, 2021[1]	47,622	—	—	87,275	87,275
April 26, 2021[1]	80,429	—	—	147,398	147,398
August 20, 2021[2]	52,122	—	—	49,635	49,635
September 10, 2021[2]	15,559	—	—	15,272	15,272
September 23, 2021[2]	77,825	—	—	76,393	76,393
September 24, 2021[2]	61,825	—	—	60,687	60,687
September 27, 2021[2]	2,034	—	—	1,996	1,996
October 1, 2021[2]	89,269	—	—	87,627	87,627
November 10, 2021[2]	10,119	—	—	9,933	9,933
Accrued PIK interest[1,2,3]	—	—	—	8,031	8,031
Total convertible notes	536,281	—	—	726,554	726,554
Total liabilities measured at fair value on a recurring basis	$536,281	$3,364	$2,444	$726,554	$732,362

	December 31, 2021
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Convertible notes:
April 19, 2021[1]	$91,430	$—	$—	$101,078	$101,078
April 21, 2021[1]	5,137	—	—	5,674	5,674
April 23, 2021[1]	46,229	—	—	51,062	51,062
April 26, 2021[1]	78,075	—	—	86,165	86,165
August 20, 2021[2]	50,597	—	—	50,941	50,941
September 10, 2021[2]	16,110	—	—	16,472	16,472
September 23, 2021[2]	76,051	—	—	77,559	77,559
September 24, 2021[2]	60,016	—	—	61,179	61,179
September 27, 2021[2]	1,974	—	—	2,012	2,012
October 1, 2021[2]	86,655	—	—	87,150	87,150
November 10, 2021[2]	9,823	—	—	9,819	9,819
Accrued PIK interest[1,2,4]	—	—	—	7,896	7,896
Total convertible notes	$522,097	$—	$—	$557,007	$557,007

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
3 Represents PIK interest accrued as of June 30, 2022 which will be recorded as additional principal for each respective convertible note on July 1, 2022.
4 Represents PIK interest accrued as of December 31, 2021 which will be recorded as additional principal for each respective convertible note on January 1, 2022.
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the Convertible Notes measured at fair value on a recurring basis using level 3 inputs as of June 30, 2022 (in thousands):

Convertible Notes (Level 3)
Balance at December 31, 2021	$557,007
Issuances (including PIK principal recorded)	7,896
Settlements (including interest payments, PIK principal recorded and conversions)	(13,123)
Unrealized losses	371,951
Balance at March 31, 2022	923,731
Issuances (including PIK principal recorded)	7,851
Settlements (including interest payments, PIK principal recorded and conversions)	(14,772)
Unrealized gains	(190,256)
Balance at June 30, 2022	$726,554
Securities are transferred from level 2 to level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of June 30, 2022, level 3 financial instruments included all the Convertible Notes as the effect of unobservable inputs are significant to the fair value measurement. There were no transfers of securities into or out of level 3 for the three and six months ended June 30, 2022 and 2021.

The following presents significant Level 3 unobservable inputs used to measure the fair value of certain convertible notes as of June 30, 2022 (dollars in thousands):

	Fair value	Unobservable Input	Low	High	Weighted Average[1]

Convertible Notes	$726,554	Expected term (years)	2.80	2.80	2.80
		Volatility	46.3%	46.3%	46.3%
1 Weighted average based on the fair value of convertible notes.
Expected term is an input into the call option model that measures the length of time the instrument is expected to be outstanding before it is exercised or terminated. An increase in expected term, in isolation, would generally result in an increase in the fair value measurement of the convertible notes.
Volatility is an input into the call option model that measures the variability in possible returns for the convertible notes based on how much the price of underlying shares change in value over time. An increase in volatility, in isolation, would generally result in an increase in the fair value measurement of the convertible notes.
The increase or decrease in the fair value of the convertible notes resulting from changes to the expected term or volatility assumptions are not interrelated.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

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
Nonrecurring fair value measurements
The Company’s non-financial assets, including digital assets, property, plant and equipment, goodwill and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Refer to the discussion of digital assets below for more information regarding fair value considerations when measuring the impairment of digital assets held.

Property, plant and equipment

On March 10, 2022, the Company entered into an agreement to sell mining equipment on order with a 3rd party supplier to a hosting customer in exchange for the Company receiving ownership of the customer’s mining equipment that had been hosted by the Company on its premises (the “Installed Miners”). The primary purpose of the exchange was to allow for the mutual termination of the hosting agreements in a manner that avoids the logistical costs and loss of revenue from downtime associated with relocating and installing the mining equipment. The exchange began during the three months ended June 30, 2022 and was completed in July 2022 as ordered mining equipment was received and exchanged for the Installed Miners. The agreement also includes the termination of the hosting agreement between the Company and the customer as ownership of the Installed Miners is transferred to the Company.

The Company recognized losses of $13.1 million on the exchanges during the three and six months ended June 30, 2022, which are presented within Losses on exchange or disposal of property, plant and equipment on the Consolidated Statements of Operations. The amount of the losses was measured as the difference between the fair value of the installed miners and the carrying value of the deposits for mining equipment to be exchanged. The fair value of the installed miners is classified as a Level 2 fair value measurement and was determined as of contract inception (March 10, 2022) using a cost approach. The replacement cost of the installed miners was estimated through a review of vendor equipment pricing of similar equipment. Physical deterioration was also considered and estimated based on an age/life analysis indicative of a market participant’s anticipated economic useful life for the assets.

Goodwill and other intangibles

On June 30, 2022, we evaluated our Mining reporting unit for impairment and recorded an impairment of goodwill and other intangibles of $790.8 million to adjust the carrying value of the reporting unit to the estimated fair value. Refer to Note 4 for additional information regarding the inputs and methodology used to estimate the fair value.

Digital Assets
The Company classifies digital assets primarily as level 1. The Company’s digital assets are accounted for as intangible assets with indefinite useful lives. The Company initially recognizes digital assets that are received as digital asset mining revenue based on the fair value of the digital assets. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset surrendered or at the fair value of the asset received if more readily apparent. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. During the three and six months ended June 30, 2022, the Company recognized impairment of digital assets of $150.2 million and $204.2 million, respectively. During the three and six months ended June 30, 2021, the Company did not have any impairment of digital assets. For the three and six months ended June 30, 2022, the Company recognized net gains of $11.8 million and $14.0 million, respectively, from sales of digital assets. For the three and six months ended June 30, 2021, the Company recognized nominal losses and gains, respectively, from sales of digital assets. Digital assets are available for use, if needed, for current operations and are classified as current assets on the Consolidated Balance Sheets, the details of which are presented below (in thousands).

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30 2022	December 31 2021
Bitcoin (BTC)	$37,646	$224,843
Ethereum (ETH)	1,200	4,665
Polygon (MATIC)	182	1,085
Siacoin (SC)	—	803
Dai (DAI)	—	1,353
Other	1,636	1,549
Total digital assets	$40,664	$234,298
The Company does not have any off-balance sheet holdings of digital assets.
No non-financial assets were classified as level 3 as of June 30, 2022 or December 31, 2021.
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
The fair value of the Company’s notes payable (excluding the Convertible Notes carried at fair value described above), which are carried at amortized cost, was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. We classified the other notes payable as Level 3 financial instruments due to the considerable judgment required to develop assumptions of the Company’s standalone credit risk and the significance of those assumptions to the fair value measurement. The estimated fair value of the Company’s other notes payable, including both the current and noncurrent portion, was $350.3 million at June 30, 2022 and $184.7 million at December 31, 2021. The carrying values of the notes payable, including both the current and noncurrent portion, was $343.4 million and $171.2 million at June 30, 2022 and December 31, 2021, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

9. LEASES
Lessee
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with original lease periods expiring through 2033. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the unaudited Consolidated Balance Sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating lease liabilities on the unaudited Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	June 30, 2022
Assets:
Operating lease right-of-use assets	Other noncurrent assets	$6,401
Finance lease right-of-use assets	Property, plant and equipment, net	$97,655
Liabilities:
Operating lease liabilities, current portion	Accrued expenses and other	$75
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$1,127
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$28,570
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$48,701
The components of lease expense were as follows (in thousands):

	Financial statement line item	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Operating lease expense	General and administrative expenses	$154	$309
Short-term lease expense	General and administrative expenses	287	477
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	8,699	18,523
Interest on lease liabilities	Interest expense, net	2,248	4,339
Total finance lease expense		10,947	22,862
Total lease expense		$11,388	$23,648
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Information relating to the lease term and discount rate is as follows:

June 30, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	21.5
Finance leases	2.5
Weighted Average Discount Rate
Operating leases	6.4%
Finance leases	11.0%

The following table summarizes the Company’s supplemental cash flow information (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease Payments
Operating lease payments	$101	$202
Finance lease payments	$15,169	$27,526
Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$—
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$10,557

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at June 30, 2022, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2022	$69	$18,131
2023	170	34,948
2024	170	31,332
2025	170	4,509
2026	170	3
2027	170	—
Thereafter	1,251	—
Total lease payments	2,170	88,923
Less: imputed interest	968	11,652
Total	$1,202	$77,271
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In addition to the above, in December 2021, the Company entered into an agreement to lease office space for its new corporate headquarters that commenced in July of 2022. The lease includes base rent of approximately $14.0 million to be paid over a period of 130 months.
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
In December 2021, the Company entered into finance lease agreements with MassMutual Asset Finance LLC totaling $50.0 million for the purchase of bitcoin mining equipment, with a weighted average term of 3.2 years. The leases bear interest at a rate per annum of 10% and the Company is required to make monthly payments of principal and interest. Interest expense on the leases has been recognized based on an effective interest rate of 10%.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of June 30, 2022 and December 31, 2021, there were no material loss contingency accruals.
Leases—See Note 9 for further information.
Purchase obligations—As of June 30, 2022, the Company had outstanding agreements to purchase blockchain mining equipment totaling approximately $192.4 million of which approximately $130.8 million was paid as deposits for blockchain mining equipment scheduled to be delivered in 2022. As of June 30, 2022, the aggregate amount of the Company’s purchase obligations totaled approximately $61.6 million, substantially all of which are expected to be settled within one year.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

11. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company is authorized to issue 2.00 billion shares of preferred stock, $0.0001 as of June 30, 2022. Prior to the Merger with XPDI, the Company was authorized to issue 50.0 million, shares of preferred stock, $0.0001 par value. As of December 31, 2021, 10.8 million shares of preferred stock were issued and outstanding.
Upon the closing of the merger with XPDI on January 19, 2022, each share of Series A and Series B Preferred Stock automatically converted into one share of Core Scientific common stock and each outstanding share of common stock issued as a result of the conversion of Series A and Series B Preferred Stock in connection with the Merger was cancelled and extinguished and converted into the right to receive a number of shares of New Core Common Stock equal to the Exchange Ratio of 1.6001528688. All of the Company’s shares of contingently redeemable convertible preferred stock were converted into 10.8 million shares of the Company’s common stock during the six months ended June 30, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

12. STOCKHOLDERS' EQUITY
Authorized Capital—As of June 30, 2022, the Company was authorized to issue 10.00 billion shares of common stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share.
In January 2021, in connection with the stockholder loan described in Note 6, the Company issued a warrant to the stockholder to purchase up to 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant is set to expire in January 2023 and is exercisable and unexercised as of June 30, 2022.
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
Warrant Exercises

In March 2020, the Company issued warrants to the Company’s president and chief executive officer and a member of the board of directors to purchase up to 6.4 million shares of the Company’s common stock at an exercise price of $0.84 per share (as amended). In March 2022, a warrant holder exercised their warrant to purchase 3.2 million shares in a cashless exercise resulting in 2.9 million net shares issued to the warrant holder after withholding 0.3 million shares for the exercise price.

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

Convertible Note Exercises

As discussed in Note 6, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $23.0 million from issuance through June 30, 2022 as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the three and six months ended June 30, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.

SPAC Vesting Shares

1.7 million common shares are subject to vesting requirements, as described further in Note 1. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Consolidated Balance Sheet as of June 30, 2022.
Vendor Settlement

In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition. In addition, the vendor liability includes requires settlement in cash based on the difference between the weighted average of the closing price of the Company’s common stock for each day there was a closing price during the thirty consecutive days immediately prior to the expiration of the lockup period (defined in the agreement as 180 days from the date from the closing of the XPDI merger) and the $21.3 million contractual amount of the liability. During the three and six months ended June 30, 2022 we recorded $9.8 million and $9.4 million within other non-operating expenses,

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

net on the Consolidated Statements of Operations related to changes in the fair value of the vendor liability. As of June 30, 2022, the fair value of the liability of $18.1 million was recorded within Accrued expenses and other on the Consolidated Balance Sheets.
Equity Incentive Plans
The Company has outstanding awards under the 2018 Omnibus Incentive Plan (the “2018 Plan”). No new awards can be made under the 2018 Plan subsequent to the XPDI Merger, as described below. Awards that were granted under the 2018 Plan included incentive stock options (must meet all statutory requirements), non-qualified stock options and restricted stock units. Awards granted under the 2018 Plan were subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and were required to be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s board of directors.

In July 2021, the Company acquired Blockcap. Under the terms of the Blockcap merger agreement, (i) each stock option granted, whether vested or unvested, and each award of restricted stock under the Blockcap, Inc. Equity Incentive Plan (the “Legacy Blockcap Plan”) was assumed by the Company. In addition, the Radar Relay, Inc. Amended and Restated 2018 Equity Incentive Plan (the “RADAR Plan”) provides for the grant of stock options, restricted stock awards, and other awards to eligible employees, non-employee directors and consultants. On June 4, 2021, prior to its acquisition by the Company, Blockcap entered into an agreement and plan of merger with RADAR for all the issued and outstanding equity interests of RADAR, which merger closed on July 1, 2021 (the “Blockcap/RADAR Merger”). The RADAR Plan was assumed by us upon the closing of the Blockcap/RADAR Merger and the Blockcap acquisition. No new awards may be made under the Legacy Blockcap Plan and the RADAR Plan (the “Blockcap Plans”) subsequent to the closing of the Blockcap acquisition.

At the Special Meeting in connection with the XPDI Merger, the stockholders of XPDI approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Awards granted under the 2021 Plan may be incentive stock options (must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2021 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s board of directors. Following the consummation of the Merger, the Company expects that its board of directors will make grants of awards under the Incentive Plan to eligible participants. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 45.0 million shares, of which 43.0 million was available for issuance as of June 30, 2022.
Stock-Based Compensation

Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of June 30, 2022, we had unvested or unexercised stock-based awards outstanding representing approximately 82.7 million shares of our common stock, consisting of approximately 52.1 million RSAs and RSUs and options to purchase approximately 30.6 million shares of our common stock with a weighted average exercise price of $9.02 and weighted average expense amortization period of 3.4 years.
On June 8, 2022, the compensation committee (the “Compensation Committee”) of the board of directors (the “Board”) of the Company approved an amendment to the Company’s award agreement for the RSUs outstanding under the 2018 Plan, to provide for the waiver and elimination of the requirement that the Company undergo a “change in control” or a “public offering” for full vesting of the previously outstanding time-vested award (the “RSU Amendment”). Although the mergers that the Company underwent did not satisfy the event-based vesting requirement, they significantly reduced the possibility of the requirement being met as contemplated under the 2018 Plan. The RSU Amendment was authorized and approved by the Board and the Compensation Committee as necessary, desirable, and in the best interest of the Company and its stockholders. As a result of the RSU Amendment, all outstanding RSUs under the 2018 Plan are subject only to time-based vesting, of which RSUs covering approximately 42 million shares of Common Stock were net settled, with approximately 15 million shares of Common Stock to be canceled and forfeited to satisfy tax withholding obligations.

During the three and six months ended June 30, 2022, the Company granted 2.1 million and 14.0 million restricted stock units, respectively, to various employees and directors with a weighted-average grant date fair value (reflecting the RSU Amendment described above) of $5.45 and $2.78 per share, respectively.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 is included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$16,882	$—	$18,921	$—
Research and development	13,177	—	15,059	—
Sales and marketing	9,132	—	9,590	—
General and administrative	71,807	2,136	93,225	2,724
Total stock-based compensation expense	$110,998	$2,136	$136,795	$2,724
As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $131.4 million, which is expected to be recognized over a weighted average time period of 3.4 years. As of June 30, 2022, the Company had approximately $136.8 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 3.0 years.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

13. INCOME TAXES
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
The income tax (benefit) expense and effective income tax rate for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Income tax (benefit) expense	$(48,650)	$118	$(6,244)	$118
Effective income tax rate	5.7%	(3.6)%	0.5%	3.3%
For the three months ended June 30, 2022, discrete tax expense of $0.4 million is included in the $48.7 million of income tax benefit. The Company's estimated annual effective income tax rate without discrete items was 1.1%, compared to the US federal statutory rate of 21.0% due to the fair value adjustment on debt instruments (2.6)%, change in valuation allowance (5.5)%, goodwill impairment of (11.6)%, non-deductible interest (0.8)%, and other 0.8%. For the six months ended June 30, 2022, discrete tax expense of $7.7 million is included in the $6.2 million of income tax benefit.
For the three months ended June 30, 2021, no discrete tax expense was included in the $0.1 million of income tax expense. The Company’s estimated annual effective income tax rate without discrete items was 2.6%, compared to the US federal statutory rate of 21.0% due to the change in valuation allowance of (30.5)%, non deductible interest of 7.0%, and other 5.1%. For the six months ended June 30, 2021, no discrete tax expense was included in the $0.1 million of income tax expense.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

14. NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and/or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that potentially have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the diluted EPS calculation.
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
As discussed in Note 1, the shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Merger with XPDI have been retroactively restated as shares reflecting the exchange ratio established in the Merger. As a result of the Merger, the Company has retrospectively adjusted the weighted average number of shares of common stock outstanding prior to January 19, 2022 by multiplying them by the exchange ratio of 1.6001528688 used to determine the number of shares of Class A common stock into which they converted.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(810,475)	$(3,414)	$(1,276,679)	$3,435

Weighted average shares outstanding - basic	324,967	158,890	316,269	158,338
Add: Dilutive share-based compensation awards	—	—	—	19,004
Weighted average shares outstanding - diluted	324,967	158,890	316,269	177,342

Net (loss) income per share - basic	$(2.49)	$(0.02)	$(4.04)	$0.02
Net (loss) income per share - diluted	$(2.49)	$(0.02)	$(4.04)	$0.02

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	30,588	4,368	30,588	—
Preferred stock	—	10,826	—	—
Warrants	18,311	6,808	18,311	—
Restricted stock and restricted stock units	52,064	54,832	52,064	54,832
Convertible Notes	68,126	—	68,126	—
SPAC Vesting Shares	1,725	—	1,725	—
Total potentially dilutive securities	170,814	76,834	170,814	54,832

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

15. SEGMENT REPORTING
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
The primary financial measures used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expense from the allocations to operating segments. The following table presents revenue and gross (loss) profit by reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equipment Sales and Hosting Segment
Revenue:
Hosting revenue	$38,936	$18,562	$72,150	$31,254
Equipment sales	15,194	45,976	41,499	77,902
Total revenue	$54,130	$64,538	$113,649	$109,156
Cost of revenue:
Cost of hosting services	$43,644	$17,550	$74,875	$29,379
Cost of equipment sales	13,541	31,100	36,076	57,331
Total cost of revenue	$57,185	$48,650	$110,951	$86,710
Gross (loss) profit	$(3,055)	$15,888	$2,698	$22,446
Mining Segment
Revenue:
Digital asset mining income	$109,842	$10,765	$242,842	$20,393
Total revenue	$109,842	$10,765	$242,842	$20,393
Cost of revenue:
Cost of digital asset mining	$94,070	$2,115	$162,820	$3,768
Total cost of revenue	94,070	2,115	162,820	3,768
Gross profit	$15,772	$8,650	$80,022	$16,625
Consolidated
Consolidated total revenue	$163,972	$75,303	$356,491	$129,549
Consolidated cost of revenue	$151,255	$50,765	$273,771	$90,478
Consolidated gross profit	$12,717	$24,538	$82,720	$39,071
For the three months ended June 30, 2022 and 2021, cost of revenue included depreciation expense of $2.6 million and $1.9 million, respectively, for the Equipment Sales and Hosting segment. For the three months ended June 30, 2022 and 2021, cost of revenue included depreciation expense of $46.5 million and $0.9 million, respectively for the Mining segment.
For the six months ended June 30, 2022 and 2021, cost of revenue included depreciation expense of $4.8 million and $3.7 million, respectively, for the Equipment Sales and Hosting segment. For the six months ended June 30, 2022 and 2021, cost of revenue included depreciation expense of $85.9 million and $1.6 million, respectively for the Mining segment.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of June 30, 2022 and December 31, 2021, all of the Company’s fixed assets were located in the United States. For the three and six months ended June 30, 2022 and 2021, all of the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2022, 67% and 68%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of June 30, 2022 and December 31, 2021, substantially all of our digital assets were held by two third-party digital asset services.
For the three and six months ended June 30, 2022, no customer accounted for 10% or more of the Company’s total revenue. For the three and six months ended June 30, 2021, the concentration of customers comprising 10% or more of the Company’s total revenue and Equipment Sales and Hosting segment revenue was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,
	2021	2021
	Percent of total revenue:	Percent of Equipment Sales and Hosting segment revenue:
Customer
A	40%	46%
Blockcap	18%	21%

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	Percent of total revenue:	Percent of Equipment Sales and Hosting segment revenue:
Customer
A	23%	27%
B	22%	27%
Blockcap	19%	23%

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

A reconciliation of the reportable segment gross profit (loss) to income (loss) before income taxes included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reportable segment gross profit	$12,717	$24,538	$82,720	$39,071
Gain (loss) from sales of digital assets	11,808	(16)	13,971	14
Impairment of digital assets	(150,213)	—	(204,198)	—
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	—
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,057)	(17)
Operating expenses:
Research and development	14,773	1,437	18,113	2,645
Sales and marketing	10,238	720	11,636	1,254
General and administrative	90,874	6,822	131,034	10,617
Total operating expenses	115,885	8,979	160,783	14,516
Operating (loss) income	(1,045,383)	15,526	(1,072,100)	24,552
Non-operating (income) expenses, net:
Loss on debt extinguishment	—	7,974	—	8,016
Interest expense, net	27,116	10,846	48,792	12,981
Fair value adjustment on convertible notes	(195,061)	—	190,976	—
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(32,464)	—
Other non-operating expenses, net	3,876	2	3,519	2
Total non-operating (income) expenses, net	(186,258)	18,822	210,823	20,999
(Loss) income before income taxes	(859,125)	(3,296)	(1,282,923)	3,553
Income tax (benefit) expense	(48,650)	118	(6,244)	118
Net (loss) income	$(810,475)	$(3,414)	$(1,276,679)	$3,435

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

16. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three and six months ended June 30, 2022, the Company recognized hosting revenue from the contracts with these entities of $7.6 million and $13.5 million, respectively. For the three and six months ended June 30, 2021, the Company recognized hosting revenue from the contracts with these entities of $6.7 million and $11.0 million, respectively.
In addition, for the three and six months ended June 30, 2022, the company recognized equipment sales revenue of $11.7 million and $37.6 million, respectively, from these entities. For the three and six months ended June 30, 2021, the company recognized equipment sales revenue of $9.5 million and $17.4 million, respectively, from these same various entities. As of June 30, 2022 and December 31, 2021, the Company had accounts receivable of $0.7 million and $0.3 million, respectively, from these entities.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three and six months ended June 30, 2022, the Company incurred reimbursements of $0.8 million and $1.2 million, respectively. The Company incurred reimbursements of $0.2 million for both the three and six months ended June 30, 2021. As of June 30, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

17. SUBSEQUENT EVENTS
Financing Transactions - Committed Equity Financing
In July 2022, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right to sell to B. Riley, up to $100.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement.
The per share purchase price that B. Riley is required to pay for shares of the Company’s Common Stock in a Purchase effected by the Company pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price (“VWAP”) of the Common Stock, calculated in accordance with the Purchase Agreement, for the period (the “Purchase Valuation Period”) beginning at the official open (or “commencement”) of the regular trading session on Nasdaq on the applicable Purchase Date for such Purchase, and ending at the earliest to occur of (i) 3:59 p.m., New York City time, on such Purchase Date or such earlier time publicly announced by the trading market as the official close of the regular trading session on such Purchase Date, (ii) such time that the total aggregate number (or volume) of shares of Common Stock traded on Nasdaq during such Purchase Valuation Period (calculated in accordance with the Purchase Agreement) reaches the applicable share volume maximum amount for such Purchase (the “Purchase Share Volume Maximum”), calculated by dividing (a) the applicable Purchase Share Amount for such Purchase, by (b) 0.20, and (iii) such time that the trading price of a share of Common Stock on Nasdaq during such Purchase Valuation Period (calculated in accordance with the Purchase Agreement) falls below the applicable minimum price threshold for such Purchase specified by the Company in the Purchase Notice for such Purchase, or if the Company does not specify a minimum price threshold in such Purchase Notice, a price equal to 75.0% of the closing sale price of the Common Stock on the trading day immediately prior to the applicable Purchase Date for such Purchase (the “Minimum Price Threshold”), less a fixed 3.0% discount to the VWAP for such Purchase Valuation Period.
The net proceeds to the Company from sales that the Company elects to make to B. Riley under the Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells shares of the Company’s Common Stock to B. Riley. The Company expects that any proceeds received by the Company from such sales to B. Riley will be used for general corporate purposes.
There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified “Variable Rate Transactions” (as such term is defined in the Purchase Agreement) during the term of the Purchase Agreement. Such transactions include, among others, the issuance of convertible securities with a conversion or exercise price that is based upon or varies with the trading price of the Company’s Common Stock after the date of issuance, or the Company’s effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar continuous offering with a third party, in which the Company may offer, issue or sell Common Stock or any securities exercisable, exchangeable or convertible into Common Stock at a future determined price.
Under the applicable Nasdaq rules, in no event may the Company issue to B. Riley under the Purchase Agreement more than 70.3 million shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by B. Riley for all of the shares of Common Stock that the Company directs B. Riley to purchase from the Company pursuant to the Purchase Agreement, if any, equals or exceeds $1.75 per share (representing the lower of the official closing price of the Company’s Common Stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and the average official closing price of the Company’s Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement, as adjusted pursuant to applicable Nasdaq rules). Moreover, the Company may not issue or sell any shares of Common Stock to B. Riley under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.
The Purchase Agreement will automatically terminate on the earliest to occur of (i) the first day of the month next following the 24-month anniversary of the Commencement Date (as such term is defined in the Purchase Agreement), (ii) the date on which B. Riley shall have purchased from the Company under the Purchase Agreement shares of Common Stock for an aggregate gross purchase price of $100.0 million, (iii) the date on which the Common Stock shall have failed to be listed or quoted on Nasdaq or another U.S. national securities exchange identified as an “eligible market” in the Purchase Agreement, (iv) the 30th trading day after

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

the date on which the Company commences a voluntary proceeding or any third party commences a bankruptcy proceeding against the Company that is not discharged or dismissed prior to such trading day, and (v) the date on which a bankruptcy custodian is appointed for all or substantially all of the Company’s property or the Company makes a general assignment for the benefit of creditors.
The Company has the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice to B. Riley. B. Riley has the right to terminate the Purchase Agreement upon five (5) trading days’ prior written notice to the Company upon the occurrence of certain events set forth in the Purchase Agreement. The Company and B. Riley may also agree to terminate the Purchase Agreement by mutual written consent, provided that no termination of the Purchase Agreement will be effective until the fifth trading day immediately following the settlement date related to any pending purchase that has not been fully settled in accordance with the Purchase Agreement. Neither the Company nor B. Riley may assign or transfer their respective rights and obligations under the Purchase Agreement or the Registration Rights Agreement.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 0.6 million shares to B. Riley. In addition, the Company reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Purchase Agreement and the Registration Rights Agreement.
Financing Transactions - Amended Bridge Notes
In August 2022, we entered into two amended and restated bridge promissory notes, one in an aggregate principal amount of $60.0 million with B. Riley Commercial Capital, LLC (“B. Riley Commercial Capital”) and one in an aggregate principal amount of $15.0 million with an affiliate of B. Riley Commercial Capital (the “Amended Bridge Notes”). The Amended Bridge Notes amend the original notes having identical principal amounts to extend the maturity date from December 7, 2022 to June 1, 2023. The Amended Bridge Notes bear interest at a rate of 7% per annum. Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 are now due in the first half of 2023.
The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Purchase Agreement (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes.
The Amended Bridge Notes are unsecured and not guaranteed by any of our subsidiaries. We are subject to a quarterly financial reporting covenant and negative covenants restricting our ability to (i) merge or consolidate with any other person (subject to customary exceptions), (ii) make cash dividends or distributions with any material portion of the proceeds of the Amended Bridge Notes or any other debt, (iii) dispose of all or substantially all of the assets of Core Scientific, (iv) prepay contractually subordinated debt, (v) transact with affiliates (subject to customary exceptions) and (vi) modify or enter into any material contracts in a manner that would restrict us from making payments to the noteholders under the Amended Bridge Notes or require the net cash proceeds from an equity raise to be paid to any entity other than the noteholders under the Amended Bridge Notes. Upon the occurrence of certain events of default, our obligations under the Amended Bridge Notes may be accelerated. Such events of default include payment defaults under the Bridge Notes, covenant defaults and other customary defaults.
On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.
Customer Bankruptcy
In July 2022, Celsius Networks, the parent company of Celsius Mining LLC (“Celsius”), filed for voluntary relief under Chapter 11 of the Bankruptcy Code. Celsius is one of our two largest customers. As of June 30, 2022, we had $0.9 million due from Celsius that is presented within accounts receivable, net, of which $0.8 million was outstanding in July 2022 at the time of bankruptcy petition. Celsius may take actions in its Chapter 11 proceeding to terminate or renegotiate its agreements with us and/or seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control.

`Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Core Scientific” refer to Core Scientific Holding Co. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and Core Scientific, Inc. (f/k/a Power & Digital Infrastructure Acquisition Corp.) and its subsidiaries after the consummation of the Business Combination. References to “XPDI” refer to the predecessor registrant prior to the consummation of the Business Combination. The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “─Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors.”
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about our ability to:
•meet future liquidity requirements and comply with restrictive covenants related to indebtedness;
•effectively respond to general economic and business conditions, including the price of bitcoin;
•maintain the listing on, or to prevent the delisting of our securities from, Nasdaq or another national securities exchange;
•obtain additional capital, whether equity or debt;
•enhance future operating and financial results;
•successfully execute expansion plans;
•attract and retain employees, officers or directors;
•anticipate rapid changes in laws, regulations and technology;
•execute its business strategy, including enhancement of the profitability of services provided;
•realize the benefits expected from the acquisition of Blockcap, including any related synergies;
•anticipate the uncertainties inherent in the development of new business strategies;
•anticipate the impact of the COVID-19 pandemic, including variant strains of COVID-19, and its effect on business and financial conditions;
•manage risks associated with operational changes in response to the COVID-19 pandemic, including the emergence of variant strains of COVID-19;
•increase brand awareness;
•upgrade and maintain effective business controls and information technology systems;
•acquire and protect intellectual property;
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
•anticipate the impact of changes in U.S. federal income tax laws, including the impact on deferred tax assets; and
•successfully defend litigation.

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

Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining colocation services and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide hosting colocation services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021 and 606MW as of June 30, 2022. We mine Bitcoin, Ethereum and other digital assets for third-party hosting customers and for our own account at our six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1). In addition, in October 2021, we announced the entry of an agreement with the City of Denton, Texas and an affiliate of Tenaska Energy, Inc. to develop our seventh facility, a blockchain data center in Denton, Texas, which became operational in February 2022 with an initial operating capacity approaching 22 MW and is expected to have 300MW of power when completed. In February 2022, the Muskogee City-County Port Authority announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park.
In July 2021 we completed the acquisition of Blockcap, Inc. (“Blockcap”), one of our largest hosting customers. Prior to its acquisition, Blockcap had retained the Company to host in the Company’s data centers Blockcap’s industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily Bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of its acquisition, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. In addition to mining, holding and exchanging digital assets. The acquisition of Blockcap significantly expanded our self-mining operations and increased the number of miners we own.
Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customer’s digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.
Historically, we operated in two segments: “mining” consisting of digital asset mining for our own account, and “hosting, Artificial Intelligence and other” consisting of our blockchain infrastructure and third-party hosting business, and our AI software-as-a-service offerings and platforms. Today, our mining and hosting operations comprises all or substantially all of our business activities.
Our business strategy is to continue to grow our self-mining operations by significantly increasing the number of miners dedicated to producing digital assets for our own account, and to continue to develop and grow the infrastructure and facilities necessary to house our growing digital asset mining business and support our robust third-party hosting colocation business. Moving forward, we intend to adopt an investment policy pursuant to which an investment committee comprised of corporate officers use common risk management techniques to manage our assets in light of specified liquidity criteria. Liquidity will be maintained through management of a portfolio of money market instruments, obligations of the U.S. government, bank deposits, commercial paper, and certain digital asset currencies and digital asset instruments, each of which must satisfy certain risk criteria. The investment committee will retain the discretion to manage these approved investment instruments, including digital asset currencies and instruments, in accordance with the investment policy, which may involve opportunistic sales or conversions of digital asset currencies and instruments in light of market and other conditions. We may also explore adjacent lines of businesses that leverage our mining expertise and bitcoin assets.
Our total revenue was $164.0 million and $75.3 million for the three months ended June 30, 2022 and 2021, respectively. We had an operating loss of $1.05 billion and operating income of $15.5 million for the three months ended June 30, 2022 and 2021, respectively. We had a net loss of $810.5 million and a net loss of $3.4 million for the three months ended June 30, 2022 and 2021, respectively. Our Adjusted EBITDA was $59.1 million and $20.8 million for the three months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Our total revenue was $356.5 million and $129.5 million for the six months ended June 30, 2022 and 2021, respectively. We had an operating loss of $1.07 billion and operating income of $24.6 million for the six months ended June 30, 2022 and 2021, respectively. We had a net loss of $1.28 billion and net income of $3.4 million for the six months ended June 30, 2022 and 2021, respectively. Our Adjusted EBITDA was $152.2 million and $33.3 million for the six months ended June 30, 2022 and 2021, respectively.

Recent Developments

Impairment Charges
During the three months ended June 30, 2022, falling digital asset prices, significantly higher energy prices, inflation and supply chain disruptions increased our electricity costs, delayed facility development and miner deployments and reduced our profitability. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations also increased significantly, which have made it difficult for us to expand our business and reduced our operating profitability. Inflation and capital constraints have forced us and many companies like us to sell digital assets for cash that has contributed to large scale selling of digital assets and a decrease in the price of digital assets, including bitcoin. On June 30, 2022 we identified a triggering event related to our assets and recorded a goodwill and other intangibles impairment charge of $790.8 million. The falling prices of digital assets also resulted in an $150.2 million impairment of digital assets being recorded in the three months ended June 30, 2022. In addition, the decline in our stock price resulting from the above identified market conditions required recording of a decrease in the fair value of our convertible notes and derivative warrant liabilities, resulting in a corresponding gain for the three months ended June 30, 2022 of $195.1 million and $22.2 million on the convertible notes and derivative warrant liabilities, respectively.

RSU Amendment
During the three months ended June 30, 2022, we amended our outstanding restricted stock units (“RSUs”) to provide for the waiver and elimination of the additional vesting requirement that Core Scientific undergo a “change in control” or a “public offering” for full vesting of outstanding time-vested awards (the “RSU Amendment”). As a result of the RSU Amendment, outstanding RSUs that were time-vested were net settled and outstanding RSUs not vested are subject only to time-based vesting. Share-based compensation expense increased $108.9 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily as a result of the RSU Amendment.

Colocation Agreement
In July 2022, we announced that we had entered into a colocation agreement to increase our hosting business by 75MW that is expected to generate approximately $50.0 million in annual revenue when the ASIC servers are fully deployed. Server deployments will begin during the fourth quarter of this year, with full deployment to be completed during 2023. With the addition of these units, the Company expects to be operating more than 300,000 ASIC servers (combined self-mining and colocation) in its data centers before year end.

B. Riley Purchase Agreement
In July 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we will have the right to sell to B. Riley, up to $100.0 million of shares of our common stock, par value $0.0001 per share, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement.
The net proceeds to us from sales that we elect to make to B. Riley under the Purchase Agreement, if any, will depend on the frequency and prices at which we sell shares of our Common Stock to B. Riley. We expect that any proceeds received by us from such sales to B. Riley will be used for general corporate purposes.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 0.6 million shares to B. Riley. In addition, we reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Purchase Agreement and the Registration Rights Agreement.

Amended Bridge Notes
On August 1, 2022, we entered into two amended and restated bridge promissory notes, one in an aggregate principal amount of $60 million with B. Riley Commercial Capital, LLC (“B. Riley Commercial Capital”) and one in an aggregate principal amount of $15 million with an affiliate of B. Riley Commercial Capital (the “Amended Bridge Notes”). The Amended Bridge Notes amend the original notes having identical principal amounts to extend the maturity date from December 7, 2022 to June 1, 2023. The Amended Bridge Notes bear interest at a rate of 7% per annum and amortize collectively as follows:

Payment Dates	Payment Amount
August 1, 2022	$18,000,000
September 1, 2022	$4,875,000
October 1, 2022	$4,875,000
November 1, 2022	$4,875,000
December 1, 2022	$4,875,000
January 1, 2023	$6,250,000
February 1, 2023	$6,250,000
March 1, 2023	$6,250,000
April 1, 2023	$6,250,000
May 1, 2023	$6,250,000
The net proceeds of the notes were used by us for working capital and general corporate purposes.
The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Purchase Agreement (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes.
Celsius Bankruptcy
In July 2022, Celsius Networks, the parent company of Celsius Mining LLC (“Celsius”), filed for voluntary relief under Chapter 11 of the Bankruptcy Code. Celsius is one of our two largest customers. As of June 30, 2022, we had $0.9 million due from Celsius that is presented within accounts receivable, net, of which $0.8 million was outstanding in July 2022 at the time of bankruptcy petition. Celsius may take actions in its Chapter 11 proceeding to terminate or renegotiate its agreements with us and/or seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control.
Our Business Model
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

As of June 30, 2022, we had deployed approximately 182,000 bitcoin miners, which number consists of approximately 103,000 self-miners and approximately 79,000 hosted miners, which represented 10.3 exahash per second (“EH/s”) and 7.6 EH/s for self-miners and hosted miners, respectively. In addition, as of June 30, 2022, we had 74,000 and 50,000 additional self-miners and hosted miners, respectively, expected to be deployed in 2022 and thereafter, which are expected to increase our hash rate and our customers’ and related parties’ hash rate by approximately 7.5 EH/s and 5.0 EH/s respectively. As of June 30, 2022, the remaining contractual purchase obligations on the bitcoin miners on order is approximately $61.6 million, substantially all of which are expected to be settled within one year. We expect a significant portion of our commitments for bitcoin miners as of June 30, 2022 to be reduced through price reductions and coupons. We allocate in advance our mining equipment orders between our self-mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers.
The first table below summarizes the total number of self- and hosted miners in operation as of June 30, 2022. The second table below summarizes the total number of self- and hosted miners for delivery and deployment in 2022 and Q1 of 2023, (Miners in thousands).

	Bitcoin Miners in Operation as of June 30, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	10.3	103.0
Hosted miners	7.6	79.0
Total mining equipment	17.9	182.0

	Bitcoin Miners Ordered or Transferred In 2022 and Thereafter
Mining Equipment	Hash rate to be deployed (EH/s)	Number of Miners
Self-miners	7.5	74.0
Hosted miners	5.0	50.0
Total mining equipment	12.5	124.0
Total in operation and to be deployed	30.4	306.0
Summary of Digital Asset Activity
Activity related to our digital asset balances for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	June 30, 2022	June 30, 2021
Digital assets, beginning of period	$234,298	$63
Digital asset mining revenue	242,842	20,393
Proceeds from sales of digital assets and other	(246,249)	(20,220)
Gain from sales of digital assets	13,971	14
Impairment of digital assets	(204,198)	—
Digital assets, end of period	$40,664	$250
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
It also allocated funds for the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. In April 2020, Legacy Core Scientific received a loan of $2.2 million from the PPP through the SBA. The loan was unsecured and bore interest at a rate per annum of 1% and monthly payments of principal were to begin in July 2021. The loan was due in full in April 2022, however in July 2021, Legacy Core Scientific repaid the loan in full.
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
The Merger and Public Company Costs
On July 20, 2021, we entered into the merger agreement with XPDI and the Merger Sub. XPDI’s stockholders approved the transactions contemplated by the merger agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”). Pursuant to the merger agreement, and subject to the terms and conditions set forth therein, XPDI acquired Legacy Core Scientific through a series of transactions, including (x) Merger Sub merging with and into Legacy Core Scientific (the “First Merger”), with Legacy Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, and (y) following the closing of the First Merger, Legacy Core Scientific merging with and into XPDI (the “Second Merger”), with XPDI surviving the Second Merger. In connection with the closing of the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. As a result of the merger, among other things, each outstanding share of Legacy Core Scientific common stock was cancelled in exchange for the right to receive 1.6001528688 of a share of our common stock.
The Transaction provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the Transaction, former Core Scientific stockholders own 90.7%, former XPDI public stockholders own 6.7% and XPDI’s sponsor owns 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Transaction were used to fund mining equipment purchases and infrastructure build-out as the Company expands its leadership position.
The merger is accounted for as a reverse recapitalization and XPDI is treated as the “acquired” company for financial reporting purposes. Legacy Core Scientific has been deemed the predecessor and Core, the post-combination company, is the successor Securities and Exchange Commission (“SEC”) registrant, meaning that Legacy Core Scientific’s financial statements for periods prior to the consummation of the merger are disclosed in Core’s periodic reports.
As a consequence of the merger, we and XPDI collectively incurred an aggregate of $39.0 million in professional fees associated with legal services, M&A advisor fees, financial advice, due diligence, and other deal-related costs. These transaction costs will be allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs allocated to equity-classified instruments were recognized as an adjustment to additional paid-in capital within total stockholders’ equity while transaction costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings were expensed in the first quarter of 2022.
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

	June 30,
	2022	2021
Self-Mining Hash rate (Exahash per second)	10.30	0.45

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA (in millions)	$59.1	$20.8	$152.2	$33.3
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
Our self-mining hash rate was 10.30 EH/s and 0.45 EH/s as of June 30, 2022 and 2021, respectively, representing a 2,189% increase year over year.

Our self-mining hash rate, inclusive of Blockcap (“combined self-mining”), as of June 30, 2022 and 2021, was 10.30 EH/s and 1.99 EH/s, respectively.

Our combined self-mining and customer and related party hosting hash rate grew 237%, to 17.90 EH/s as of June 30, 2022 from 5.31 EH/s as of June 30, 2021.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) gain on sale of intangible assets; (vi) restructuring charges; and (vii) certain additional non-cash or non-recurring items, that do not reflect our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the` same fashion. You should review the reconciliation of net (loss) income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA
Net (loss) income	$(810,475)	$(3,414)	$(1,276,679)	$3,435
Adjustments:
Interest expense, net	27,116	10,846	48,792	12,981
Income tax (benefit) expense	(48,650)	118	(6,244)	118
Depreciation and amortization	49,835	3,075	91,974	5,991
Loss on debt extinguishment	—	7,974	—	8,016
Stock-based compensation expense	110,998	2,136	136,795	2,724
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(32,464)	—
Fair value adjustment on convertible notes	(195,061)	—	190,976	—
(Gain) loss from sales of digital assets	(11,808)	16	(13,971)	(14)
Impairment of digital assets	150,213	—	204,198	—
Impairment of goodwill and other intangibles	790,753	—	790,753	—
Losses on exchange or disposal of property, plant and equipment	13,057	17	13,057	17
Gain on sale of intangible assets	(5,904)	—	(5,904)	—
Restructuring charges	1,445	—	1,445	—
Fair value adjustment on acquired vendor liability	9,789	—	9,430	—
Other non-cash or non-recurring items	(8)	—	(6)	—
Adjusted EBITDA	$59,111	$20,768	$152,152	$33,268

Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and proceeds related to digital currency transaction processing (digital asset mining revenue) fees.
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
•Digital asset mining revenue. We operate a digital asset mining operation using specialized computers equipped with application-specific integrated circuit (ASIC) chips (known as “miners”) to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenue from digital asset mining are impacted by volatility in bitcoin prices, as well as increases in the Bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the Bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. The diagram below provides a simple illustration of the calculation of our annual digital asset mining revenue.
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
Gain (loss) from sales of digital assets
Gain (loss) from sales of digital assets consists of gain (loss) on sales of digital assets and impairment charges for digital assets at the lower of cost or fair value.
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
Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. See Note 2 under “Digital Assets” in our audited consolidated financial statements for the year ended December 31, 2021 on Form 8-K/A, which was filed with the SEC on March 31, 2022, for further information.
Impairment of goodwill and other intangibles
The Company does not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the reporting unit’s carrying amount, or management chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with the reporting unit’s carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. The Company’s reporting units are the same as its reportable and operating segments.
The Company tests intangible assets subject to amortization whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the intangible assets. Intangible assets may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the intangible asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the intangible asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist. Intangible assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
Losses on exchange or disposal of property, plant and equipment
Losses on exchange or disposal of property, plant and equipment is measured as the differences between the carrying value of the property, plant and equipment exchanged or disposed of and fair value of the consideration received upon exchange or disposal. The fair value of noncash consideration received in an exchange of property, plant and equipment is determined as of contract inception.
Operating expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Each is outlined in more detail below.
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

Non-operating (income) expenses, net
Non-operating (income) expenses, net includes loss on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities and other non-operating expenses, net.
Income tax (benefit) expense
Income tax (benefit) expense consists of U.S. federal, state and local income taxes, if any. For the three and six months ended June 30, 2022, our income tax benefit was $48.7 million and $6.2 million, respectively. For the three and six months ended June 30, 2021, our income tax expense was $0.1 million and $0.1 million, respectively. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$31,338	$11,895	$19,443	163%
Hosting revenue from related parties	7,598	6,667	931	14%
Equipment sales to customers	3,507	36,457	(32,950)	(90)%
Equipment sales to related parties	11,687	9,519	2,168	23%
Digital asset mining revenue	109,842	10,765	99,077	920%
Total revenue	163,972	75,303	88,669	118%
Cost of revenue:
Cost of hosting services	43,644	17,550	26,094	149%
Cost of equipment sales	13,541	31,100	(17,559)	(56)%
Cost of digital asset mining	94,070	2,115	91,955	NM
Total cost of revenue	151,255	50,765	100,490	198%
Gross profit	12,717	24,538	(11,821)	(48)%
Gain (loss) from sales of digital assets	11,808	(16)	11,824	NM
Impairment of digital assets	(150,213)	—	(150,213)	NM
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	14,773	1,437	13,336	928%
Sales and marketing	10,238	720	9,518	NM
General and administrative	90,874	6,822	84,052	NM
Total operating expenses	115,885	8,979	106,906	NM
Operating (loss) income	(1,045,383)	15,526	(1,060,909)	NM
Non-operating (income) expenses, net:
Loss on debt extinguishment	—	7,974	(7,974)	(100)%
Interest expense, net	27,116	10,846	16,270	150%
Fair value adjustment on convertible notes	(195,061)	—	(195,061)	NM
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(22,189)	NM
Other non-operating expenses, net	3,876	2	3,874	NM
Total non-operating (income) expenses, net	(186,258)	18,822	(205,080)	NM
Loss before income taxes	(859,125)	(3,296)	(855,829)	NM
Income tax (benefit) expense	(48,650)	118	(48,768)	NM
Net loss	$(810,475)	$(3,414)	$(807,061)	NM
NM - Not Meaningful

Revenue

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$31,338	$11,895	$19,443	163%
Hosting revenue from related parties	7,598	6,667	931	14%
Equipment sales to customers	3,507	36,457	(32,950)	(90)%
Equipment sales to related parties	11,687	9,519	2,168	23%
Digital asset mining revenue	109,842	10,765	99,077	920%
Total revenue	$163,972	$75,303	$88,669	118%
Percentage of total revenue:
Hosting revenue from customers	19%	16%
Hosting revenue from related parties	5%	9%
Equipment sales to customers	2%	48%
Equipment sales to related parties	7%	13%
Digital asset mining revenue	67%	14%
Total revenue	100%	100%
Total revenue increased by $88.7 million to $164.0 million for the three months ended June 30, 2022 from $75.3 million for the three months ended June 30, 2021 as a result of the factors described below.
Total hosting revenue from customers increased by $19.4 million or 163%, to $31.3 million for the three months ended June 30, 2022 from $11.9 million for the three months ended June 30, 2021. The increase in hosting revenue from customers was driven primarily by the onboarding of new clients for the three months ended June 30, 2022.
Total hosting revenue from related parties increased by $0.9 million or 14%, to $7.6 million for the three months ended June 30, 2022 from $6.7 million for the three months ended June 30, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the three months ended June 30, 2022.
Equipment sales to customers decreased by $33.0 million to $3.5 million for the three months ended June 30, 2022 from $36.5 million for the three months ended June 30, 2021. The decrease in equipment sales to customers was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Equipment sales to related parties increased by $2.2 million or 23%, to $11.7 million for the three months ended June 30, 2022 from $9.5 million for the three months ended June 30, 2021. The increase in equipment sales to related parties was primarily driven by the timing of deployments of mining equipment during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Digital asset mining revenue increased by $99.1 million to $109.8 million for the three months ended June 30, 2022 from $10.8 million for the three months ended June 30, 2021. The increase in mining revenue was driven primarily by an increase in our self-mining hash rate, partially offset by the decrease in the price of bitcoin. Our self-mining hash rate increased to 10.30 EH/s for the three months ended June 30, 2022 from 0.45 EH/s for the three months ended June 30, 2021. The total number of bitcoins awarded for the three months ended June 30, 2022 was 3,365 compared to 180 for the three months ended June 30, 2021. The average price of bitcoin for the three months ended June 30, 2022 was $32,502 as compared to $46,498 for the three months ended June 30, 2021, a decrease of 30%.

Cost of revenue

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$151,255	$50,765	$100,490	198%
Gross profit	12,717	24,538	(11,821)	(48)%
Gross margin	8%	33%
Cost of revenue increased by $100.5 million or 198%, to $151.3 million for the three months ended June 30, 2022 from $50.8 million for the three months ended June 30, 2021. The increase in cost of revenue was primarily attributable to higher power consumption costs of $45.9 million driven by an increase in the number of self-mining and hosted miners operating in our fleet and an increase in power rates, increased depreciation expense of $46.3 million driven by an increase in the number of self-mining units deployed, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $25.8 million, which includes increased payroll and benefit costs for personnel of $3.6 million and increased stock-based compensation of $16.9 million, primarily reflecting the RSU Amendment described above, partially offset by lower equipment sales costs of $17.6 million.
As a percentage of total revenue, cost of revenue totaled 92% and 67% for the three months ended June 30, 2022 and 2021, respectively. The increase in cost of revenue as a percentage of total revenue for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily the result of higher depreciation expense as a percentage of total revenue, higher power consumption costs as a percentage of total revenue and higher stock-based compensation as a percentage of total revenue.
Gain (loss) from sales of digital assets

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain (loss) from sales of digital assets	$11,808	$(16)	$11,824	NM
Percentage of total revenue	7%	0%
Gain from sales of digital assets increased by $11.8 million for the three months ended June 30, 2022 from a nominal loss for the three months ended June 30, 2021. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended June 30, 2022, the carrying value of our digital assets sold was $235.3 million and the sales price was $247.1 million. Current and future proceeds from sales of digital assets are primarily used for payments for ASIC servers, capital investments in additional data center capacity and scheduled repayment of debt.
Impairment of digital assets

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(150,213)	$—	$(150,213)	NM
Percentage of total revenue	(92)%	0%
Impairment of digital assets increased by $150.2 million for the three months ended June 30, 2022. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency asset at the time its fair value is being measured, which is on a daily basis. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $40.7 million and $234.3 million as of June 30, 2022 and December 31, 2021, respectively.
Impairment of goodwill and other intangibles

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$(790,753)	$—	$(790,753)	NM
Percentage of total revenue	(482)%	0%
Impairment of goodwill and other intangibles increased by $790.8 million for the three months ended June 30, 2022. The Company identified a triggering event as of June 30, 2022 due to a decline in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining reporting unit exceeded its fair value and, as such, recorded an $788.7 million impairment of goodwill in its Mining reporting unit. See Note 4─Goodwill to our unaudited consolidated financial statements for further information.
Losses on exchange or disposal of property, plant and equipment

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(13,057)	$(17)	$(13,040)	NM
Percentage of total revenue	(8)%	0%
Losses on exchange or disposal of property, plant and equipment increased by $13.0 million to $13.1 million for the three months ended June 30, 2022 from a nominal loss for the three months ended June 30, 2021. The increase was due to a noncash exchange of mining equipment. See nonrecurring fair value measurements in Note 8─Fair Value Measurements in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Operating Expenses
Research and development

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$14,773	$1,437	$13,336	928%
Percentage of total revenue	9%	2%
Research and development expenses increased by $13.3 million or 928%, to $14.8 million for the three months ended June 30, 2022 from $1.4 million for the three months ended June 30, 2021. The increase was primarily driven by higher stock-based compensation of $13.2 million, primarily reflecting the RSU Amendment described above.

Sales and marketing

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$10,238	$720	$9,518	NM
Percentage of total revenue	6%	1%
Sales and marketing expenses increased by $9.5 million to $10.2 million for the three months ended June 30, 2022 from $0.7 million for the three months ended June 30, 2021. The increase was primarily driven by higher stock-based compensation of $9.1 million, primarily reflecting the RSU Amendment described above.
General and administrative

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$90,874	$6,822	$84,052	NM
Percentage of total revenue	55%	9%
General and administrative expenses increased by $84.1 million to $90.9 million for the three months ended June 30, 2022 from $6.8 million for the three months ended June 30, 2021. The increase of $84.1 million was primarily driven by $69.7 million higher stock-based compensation, primarily reflecting the RSU Amendment described above, $4.6 million of higher professional fees, primarily related to investments made to support public company readiness and $3.1 million of higher payroll and benefit costs for personnel.
Non-operating (income) expenses, net

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating (income) expenses, net:	(in thousands, except percentages)
Loss on debt extinguishment	$—	$7,974	$(7,974)	(100)%
Interest expense, net	27,116	10,846	16,270	150%
Fair value adjustment on convertible notes	(195,061)	—	(195,061)	NM
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(22,189)	NM
Other non-operating expenses, net	3,876	2	3,874	NM
Total non-operating (income) expenses, net	$(186,258)	$18,822	$(205,080)	NM
Total non-operating (income) expenses, net decreased by $205.1 million, to non-operating income, net of $186.3 million for the three months ended June 30, 2022 from non-operating expenses, net of $18.8 million for the three months ended June 30, 2021. The decrease in non-operating (income) expenses, net of $205.1 million was primarily driven by a decrease in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) and corresponding gain of $195.1 million and a decrease in the fair value of the derivative warrant liabilities and corresponding gain of $22.2 million, partially offset by higher interest expense, net of $16.3 million and other non-operating expenses, net of $3.9 million, which included a $9.8 million expense related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition (see Note 12─Stockholders’Equity) partially offset by a $5.9 million gain on sale of intangible assets (see Note 3─Acquisitions, Dispositions and Restructuring). The decrease in the fair value of the convertible notes and derivative warrant liabilities was primarily driven by the decrease in the market price of our common stock during the three months ended June 30, 2022. See Note 8─Fair Value

Measurements in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Income tax (benefit) expense

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax (benefit) expense	$(48,650)	$118	$(48,768)	NM
Percentage of total revenue	(30)%	0%
Income tax (benefit) expense consists of U.S. federal, state and local income taxes. For the three months ended June 30, 2022, our income tax benefit was $48.7 million. For the three months ended June 30, 2021, our income tax expense was $0.1 million. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes.
Segment Total Revenue and Gross (Loss) Profit
The following table presents total revenue and gross (loss) profit by reportable segment for the periods presented:

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$38,936	$18,562	$20,374	110%
Equipment sales	15,194	45,976	(30,782)	(67)%
Total revenue	54,130	64,538	(10,408)	(16)%
Cost of revenue:
Cost of hosting services	43,644	17,550	26,094	149%
Cost of equipment sales	13,541	31,100	(17,559)	(56)%
Total cost of revenue	$57,185	$48,650	$8,535	18%
Gross (loss) profit	$(3,055)	$15,888	$(18,943)	NM
Hosting Margin	(6)%	25%
Mining Segment
Digital asset mining revenue	$109,842	$10,765	$99,077	920%
Total revenue	109,842	10,765	99,077	920%
Cost of revenue	94,070	2,115	91,955	NM
Gross profit	$15,772	$8,650	$7,122	82%
Mining Margin	14%	80%
Consolidated
Consolidated total revenue	$163,972	$75,303	$88,669	118%
Consolidated cost of revenue	$151,255	$50,765	$100,490	198%
Consolidated gross profit	$12,717	$24,538	$(11,821)	(48)%
For the three months ended June 30, 2022, cost of revenue included depreciation expense of $2.6 million for the Equipment Sales and Hosting segment and $46.5 million for the Mining segment. For the three months ended June 30, 2021, cost of revenue included depreciation expense of $1.9 million for the Equipment Sales and Hosting segment and $0.9 million for the Mining segment.
For the three months ended June 30, 2022 and 2021, the top three customers accounted for approximately 46% and 77%, respectively, of the Equipment Sales and Hosting segment total revenue.

For the three months ended June 30, 2022, gross profit in the Equipment Sales and Hosting Segment decreased $18.9 million compared to the three months ended June 30, 2021 reflecting gross (loss) profit for the Equipment Sales and Hosting Segment as a percentage of the segment’s total revenue (the “Hosting Margin”) of (6)% for the three months ended June 30, 2022 compared to a Hosting Margin of 25% for the three months ended June 30, 2021. The decrease in the Hosting Margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to lower margins on equipment sales and an increase in stock-based compensation expense, which primarily reflected the RSU Amendment described above.
For the three months ended June 30, 2022, gross profit in the Mining Segment increased $7.1 million compared to the three months ended June 30, 2021 primarily due to an increase in our self-mining hash rate, which was 10.30 EH/s at June 30, 2022 compared to 0.45 EH/s at June 30, 2021, partially offset by lower gross profit (loss) for the Mining Segment as a percentage of the segment’s total revenue (the “Mining Margin”) of 14% for the three months ended June 30, 2022 compared to 80% for the three months ended June 30, 2021. The decrease in the Mining Margin for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, which primarily reflected the RSU Amendment described above, and a 30% decrease in average price per bitcoin mined.
A reconciliation of the reportable segment gross (loss) profit to loss before income taxes included in our Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$12,717	$24,538	$(11,821)	(48)%
Gain (loss) from sales of digital assets	11,808	(16)	11,824	NM
Impairment of digital assets	(150,213)	—	(150,213)	NM
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	14,773	1,437	13,336	928%
Sales and marketing	10,238	720	9,518	NM
General and administrative	90,874	6,822	84,052	NM
Total operating expenses	115,885	8,979	106,906	NM
Operating (loss) income	(1,045,383)	15,526	(1,060,909)	NM
Non-operating (income) expenses, net:
Loss on debt extinguishment	—	7,974	(7,974)	(100)%
Interest expense, net	27,116	10,846	16,270	150%
Fair value adjustment on derivative warrant liabilities	(22,189)	—	(22,189)	NM
Fair value adjustment on convertible notes	(195,061)	—	(195,061)	NM
Other non-operating expenses, net	3,876	2	3,874	NM
Total non-operating (income) expenses, net	(186,258)	18,822	(205,080)	NM
Loss before income taxes	$(859,125)	$(3,296)	$(855,829)	NM

Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$58,676	$20,251	$38,425	190%
Hosting revenue from related parties	13,474	11,003	2,471	22%
Equipment sales to customers	3,923	60,499	(56,576)	(94)%
Equipment sales to related parties	37,576	17,403	20,173	116%
Digital asset mining revenue	242,842	20,393	222,449	NM
Total revenue	356,491	129,549	226,942	175%
Cost of revenue:
Cost of hosting services	74,875	29,379	45,496	155%
Cost of equipment sales	36,076	57,331	(21,255)	(37)%
Cost of digital asset mining	162,820	3,768	159,052	NM
Total cost of revenue	273,771	90,478	183,293	203%
Gross profit	82,720	39,071	43,649	112%
Gain from sales of digital assets	13,971	14	13,957	NM
Impairment of digital assets	(204,198)	—	(204,198)	NM
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	18,113	2,645	15,468	585%
Sales and marketing	11,636	1,254	10,382	828%
General and administrative	131,034	10,617	120,417	NM
Total operating expenses	160,783	14,516	146,267	NM
Operating (loss) income	(1,072,100)	24,552	(1,096,652)	NM
Non-operating expenses, net:
Loss on debt extinguishment	—	8,016	(8,016)	(100)%
Interest expense, net	48,792	12,981	35,811	276%
Fair value adjustment on convertible notes	190,976	—	190,976	NM
Fair value adjustment on derivative warrant liabilities	(32,464)	—	(32,464)	NM
Other non-operating expenses, net	3,519	2	3,517	NM
Total non-operating expenses, net	210,823	20,999	189,824	904%
(Loss) income before income taxes	(1,282,923)	3,553	(1,286,476)	NM
Income tax (benefit) expense	(6,244)	118	(6,362)	NM
Net (loss) income	$(1,276,679)	$3,435	$(1,280,114)	NM
NM - Not Meaningful

Revenue

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$58,676	$20,251	$38,425	190%
Hosting revenue from related parties	13,474	11,003	2,471	22%
Equipment sales to customers	3,923	60,499	(56,576)	(94)%
Equipment sales to related parties	37,576	17,403	20,173	116%
Digital asset mining revenue	242,842	20,393	222,449	NM
Total revenue	$356,491	$129,549	$226,942	175%
Percentage of total revenue:
Hosting revenue from customers	16%	16%
Hosting revenue from related parties	4%	8%
Equipment sales to customers	1%	47%
Equipment sales to related parties	11%	13%
Digital asset mining revenue	68%	16%
Total revenue	100%	100%
Total revenue increased by $226.9 million to $356.5 million for the six months ended June 30, 2022 from $129.5 million for the six months ended June 30, 2021 as a result of the factors described below.
Total hosting revenue from customers increased by $38.4 million or 190%, to $58.7 million for the six months ended June 30, 2022 from $20.3 million for the six months ended June 30, 2021. The increase in hosting revenue from customers was primarily driven by the onboarding of new clients for the six months ended June 30, 2022.
Total hosting revenue from related parties increased by $2.5 million or 22%, to $13.5 million for the six months ended June 30, 2022 from $11.0 million for the six months ended June 30, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the six months ended June 30, 2022.
Equipment sales to customers decreased by $56.6 million to $3.9 million for the six months ended June 30, 2022 from $60.5 million for the six months ended June 30, 2021. The decrease in equipment sales to customers was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Equipment sales to related parties increased by $20.2 million or 116%, to $37.6 million for the six months ended June 30, 2022 from $17.4 million for the six months ended June 30, 2021. The increase in equipment sales to related parties was primarily driven by the timing of deployments of mining equipment during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Digital asset mining revenue increased by $222.4 million to $242.8 million for the six months ended June 30, 2022 from $20.4 million for the six months ended June 30, 2021. The year over year increase in mining revenue was driven primarily by an increase in our self-mining hash rate. Our self-mining hash rate increased by 2,189%, to 10.3 EH/s for the six months ended June 30, 2022 from 0.45 EH/s for the six months ended June 30, 2021. The total number of bitcoins awarded for the six months ended June 30, 2022 was 6,567 compared to 386 for the six months ended June 30, 2021. The average price of bitcoin for the six months ended June 30, 2022 was $36,876 as compared to $45,914 for the six months ended June 30, 2021, a decrease of 20%.

Cost of revenue

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$273,771	$90,478	$183,293	203%
Gross profit	82,720	39,071	43,649	112%
Gross margin	23%	30%
Cost of revenue increased by $183.3 million or 203%, to $273.8 million for the six months ended June 30, 2022 from $90.5 million for the six months ended June 30, 2021. The increase in cost of revenue was primarily attributable to increased depreciation expense of $85.3 million driven by an increase in the number of self-mining units deployed, higher power consumption costs of $83.5 million driven by an increase in the number of self-mining and hosted miners operating in our fleet and an increase in power rates, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $35.7 million, which includes increased payroll and benefit costs for personnel of $6.7 million and increased stock-based compensation of $18.9 million, primarily reflecting the RSU Amendment described above, partially offset by lower equipment sales costs of $21.3 million.
As a percentage of total revenue, cost of revenue totaled 77% and 70% for the six months ended June 30, 2022 and 2021, respectively. The increase in cost of revenue as a percentage of total revenue for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily the result of higher depreciation expense as a percentage of total revenue, higher power consumption costs as a percentage of total revenue and higher stock-based compensation as a percentage of total revenue.
Gain from sales of digital assets

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$13,971	$14	$13,957	NM
Percentage of total revenue	4%	0%
Gain from sales of digital assets increased by $14.0 million to $14.0 million for the six months ended June 30, 2022 from a nominal gain for the six months ended June 30, 2021. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the six months ended June 30, 2022, the carrying value of our digital assets sold was $232.3 million and the sales price was $246.2 million.
Impairment of digital assets

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(204,198)	$—	$(204,198)	NM
Percentage of total revenue	(57)%	0%
Impairment of digital assets increased by $204.2 million for the six months ended June 30, 2022. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency asset at the time its fair value is being measured, which is on a daily basis. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $40.7 million and $234.3 million as of June 30, 2022 and December 31, 2021, respectively.
Impairment of goodwill and other intangibles

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$(790,753)	$—	$(790,753)	NM
Percentage of total revenue	(222)%	0%
Impairment of goodwill and other intangibles increased by $790.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The Company identified a triggering event as of June 30, 2022 due to a decline in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining reporting unit exceeded its fair value and, as such, recorded an $788.7 million impairment of goodwill in its Mining reporting unit. See Note 4─Goodwill to our unaudited consolidated financial statements for further information.
Losses on exchange or disposal of property, plant and equipment

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(13,057)	$(17)	$(13,040)	NM
Percentage of total revenue	(4)%	—%
Losses on exchange or disposal of property, plant and equipment increased by $13.0 million to $13.1 million for the six months ended June 30, 2022 from a nominal loss for the six months ended June 30, 2021. The increase was due to a noncash exchange of mining equipment. See nonrecurring fair value measurements in Note 8 for more information.
Operating Expenses
Research and development

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$18,113	$2,645	$15,468	585%
Percentage of total revenue	5%	2%
Research and development expenses increased by $15.5 million or 585%, to $18.1 million for the six months ended June 30, 2022 from $2.6 million for the six months ended June 30, 2021. The increase was primarily driven by higher stock-based compensation of $15.1 million, primarily reflecting the RSU Amendment described above, higher personnel and related expenses of $0.1 million and an increase in professional fees of $0.1 million.

Sales and marketing

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$11,636	$1,254	$10,382	828%
Percentage of total revenue	3%	1%
Sales and marketing expenses increased by $10.4 million or 828%, to $11.6 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021. The increase was primarily driven by higher stock-based compensation of $9.6 million, primarily reflecting the RSU Amendment described above.
General and administrative

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$131,034	$10,617	$120,417	NM
Percentage of total revenue	37%	8%
General and administrative expenses increased by $120.4 million to $131.0 million for the six months ended June 30, 2022 from $10.6 million for the six months ended June 30, 2021. The increase of $120.4 million was primarily driven by $90.5 million higher stock-based compensation driven by the impact of the Blockcap acquisition and the RSU Amendment described above, $12.4 million of higher professional fees, primarily related to investments made to support public company readiness and $5.6 million of higher payroll and benefit costs for personnel.
Non-operating expenses, net

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Loss on debt extinguishment	$—	$8,016	$(8,016)	(100)%
Interest expense, net	48,792	12,981	35,811	276%
Fair value adjustment on convertible notes	190,976	—	190,976	NM
Fair value adjustment on derivative warrant liabilities	(32,464)	—	(32,464)	NM
Other non-operating expenses, net	3,519	2	3,517	NM
Total non-operating expenses, net	$210,823	$20,999	$189,824	904%
Total non-operating expenses, net increased by $189.8 million, to $210.8 million for the six months ended June 30, 2022 from $21.0 million for the six months ended June 30, 2021. The increase in non-operating expenses, net of $189.8 million was primarily driven by an increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) and corresponding loss of $191.0 million and higher interest expense, net of $35.8 million, partially offset by a decrease in the fair value of the derivative warrant liabilities and corresponding gain of $32.5 million. The increase in the fair value of the convertible notes was primarily driven by the elimination of the negotiation discount described below, partially offset by a decrease in the market value of our common stock during the six months ended June 30, 2022. See Note 8─Fair Value Measurements in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
As discussed in Note 8, the fair value of our convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and Core Scientific's negotiating position. Since the transaction was an orderly transaction, we deemed that the fair value equaled the transaction price at initial recognition.

However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value, which resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) of $191.0 million for the six months ended June 30, 2022.
Income tax (benefit) expense

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax (benefit) expense	$(6,244)	$118	$(6,362)	NM
Percentage of total revenue	(2)%	0%
Income tax (benefit) expense consists of U.S. federal, state and local income taxes. For the six months ended June 30, 2022, our income tax benefit was $6.2 million. For the six months ended June 30, 2021, our income tax expense was $0.1 million. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$72,150	$31,254	$40,896	131%
Equipment sales	41,499	77,902	(36,403)	(47)%
Total revenue	113,649	109,156	4,493	4%
Cost of revenue:
Cost of hosting services	74,875	29,379	45,496	155%
Cost of equipment sales	36,076	57,331	(21,255)	(37)%
Total cost of revenue	$110,951	$86,710	$24,241	28%
Gross profit	$2,698	$22,446	$(19,748)	(88)%
Hosting Margin	2%	21%
Mining Segment
Digital asset mining revenue	$242,842	$20,393	$222,449	1,091%
Total revenue	242,842	20,393	222,449	1,091%
Cost of revenue	162,820	3,768	159,052	NM
Gross profit	$80,022	$16,625	$63,397	381%
Mining Margin	33%	82%
Consolidated
Consolidated total revenue	$356,491	$129,549	$226,942	175%
Consolidated cost of revenue	$273,771	$90,478	$183,293	203%
Consolidated gross profit	$82,720	$39,071	$43,649	112%
For the six months ended June 30, 2022, cost of revenue included depreciation expense of $4.8 million for the Equipment Sales and Hosting segment and $85.9 million for the Mining segment. For the six months ended June 30, 2021, cost of revenue included depreciation expense of $3.7 million for the Equipment Sales and Hosting segment and $1.6 million for the Mining segment.

For the six months ended June 30, 2022 and 2021, the top three customers accounted for approximately 54% and 77%, respectively, of the Equipment Sales and Hosting segment total revenue.
For the six months ended June 30, 2022, gross profit in the Equipment Sales and Hosting Segment decreased $19.7 million compared to the six months ended June 30, 2021, reflecting a Hosting Margin of 2% for the six months ended June 30, 2022 compared to 21% for the six months ended June 30, 2021. The decrease in Hosting Margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to lower margins on equipment sales and an increase in stock-based compensation expense, which primarily reflected the RSU Amendment.
For the six months ended June 30, 2022, gross profit in the Mining Segment increased $63.4 million compared to the six months ended June 30, 2021 primarily due to an increase in our self-mining hash rate, which was 10.30 EH/s at June 30, 2022 compared to 0.45 EH/s at June 30, 2021, partially offset by a lower Mining Margin of 33% for the six months ended June 30, 2022 compared to 82% for the six months ended June 30, 2021. The decrease in the Mining Margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, which primarily reflected the RSU Amendment, and a 20% decrease in average price per bitcoin mined.
A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in our consolidated statements of operations for the six months ended June 30, 2022 and 2021, is as follows:

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$82,720	$39,071	$43,649	112%
Gain from sales of digital assets	13,971	14	13,957	NM
Impairment of digital assets	(204,198)	—	(204,198)	NM
Impairment of goodwill and other intangibles	(790,753)	—	(790,753)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	18,113	2,645	15,468	585%
Sales and marketing	11,636	1,254	10,382	828%
General and administrative	131,034	10,617	120,417	NM
Total operating expenses	160,783	14,516	146,267	NM
Operating (loss) income	(1,072,100)	24,552	(1,096,652)	NM
Non-operating expenses, net:
Loss on debt extinguishment	—	8,016	(8,016)	(100)%
Interest expense, net	48,792	12,981	35,811	276%
Fair value adjustment on derivative warrant liabilities	(32,464)	—	(32,464)	NM
Fair value adjustment on convertible notes	190,976	—	190,976	NM
Other non-operating expenses, net	3,519	2	3,517	NM
Total non-operating expenses, net	210,823	20,999	189,824	904%
(Loss) income before income taxes	$(1,282,923)	$3,553	$(1,286,476)	NM

Liquidity and Capital Resources
Sources of liquidity
To date, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations, including sales of self-mined bitcoin and other digital assets. We will continue to seek to fund our growth through private debt and equity capital markets, secured borrowing, equipment finance, digital asset-based financing and sales of digital assets to supplement cash flow from operations. Recent declines in cash from operations resulting from declining digital asset prices, increasing power costs, and other factors, has required us to obtain additional debt and equity financing to fund the expansion of our operations. However, the ability to raise funds through financing and capital market transactions is subject to many risks and uncertainties and current market conditions have reduced the availability of these capital and liquidity sources. In the near term, we expect to continue to increase investing activities, subject to the availability of capital and financing, as we build out our facilities and grow our company. Some of our vendor contracts for the purchase of mining equipment include variable pricing provisions that offset some of the variability of cash flow from operations associated with fluctuations in the price of bitcoin. Completion of the special purpose acquisition company (“SPAC”) transaction provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. The proceeds from the transaction will be used to fund mining equipment purchases and infrastructure build-out as we expand our leadership capacity.
Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	June 30,	December 31,	Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$128,542	$117,871	$10,671	9%
Restricted cash	11,938	13,807	(1,869)	(14)%
Total cash, cash equivalents and restricted cash	$140,480	$131,678	$8,802	7%
As of June 30, 2022 and December 31, 2021, restricted cash of $11.9 million and $13.8 million, respectively, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$131,678	$8,721
Net cash provided by (used in)
Operating activities	141,273	(121,331)
Investing activities	(445,640)	(39,217)
Financing activities	313,169	210,198
Cash, cash equivalents and restricted cash - end of period	$140,480	$58,371
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
Net cash provided by operating activities was $141.3 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $121.3 million for the six months ended June 30, 2021. The increase in net cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to changes in working capital, which increased cash from operating activities by $375.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $297.5 million decrease in deposits for equipment sales to customers and a $212.1 million decrease in digital assets, partially offset by a $152.9 million decrease in deferred revenue from related parties. Offsetting the increase in net cash provided due to changes in working capital was a decrease in net income, excluding non-cash adjustments, of $112.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $73.8 million decrease in cash inflows on gross profit, a $31.1 million increase in cash outflows from operating expenses and a $19.3 million increase in cash outflows for interest payments on debt, partially offset by cash proceeds from sales of digital assets in excess of their carrying value of $14.0 million.
Investing Activities
Our net cash used in investing activities consists of purchases of property, plant and equipment and acquisitions of intangible assets, net of proceeds from sales of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $445.6 million and $39.2 million, respectively, driven primarily by $238.5 million and $39.1 million, respectively, used for the purchase of property, plant and equipment primarily related to the development of hosting facilities and the acquisition of equipment used for generating digital asset mining revenue. For the six months ended June 30, 2022, $217.7 million was used for deposits for self-mining equipment.
Financing Activities
Net cash provided by financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and capital leases.
For the six months ended June 30, 2022, net cash provided by financing activities was $313.2 million, primarily related to $198.9 million of proceeds from the issuance of common stock and cash acquired upon the Merger with XPDI, net of issuance costs, $216.3 million from the issuance of debt, driven by equipment financing arrangements. Offsetting this increase to net cash provided by financing activities for the six months ended June 30, 2022 was $49.5 million of principal payments on debt, $29.3 million for the repurchase of common shares to pay employee withholding taxes and $23.2 million of principal repayments of finance leases.
For the six months ended June 30, 2021, net cash provided by financing activities was $210.2 million, primarily related to $245.4 million from the issuance of debt, including $10.0 million received in January 2021 from a stockholder for the purchase of Bitcoin mining equipment, the issuance of a $9.0 million tranche of senior secured notes (net of issuance costs) in February 2021, the issuance of $215.0 million of convertible notes and $3.8 million and $13.4 million of additional loans under a master equipment finance agreement issued in March 2021 and May 2021, respectively. Offsetting this increase to net cash provided by financing activities for the six months ended June 30, 2021 was $35.7 million of principal payments on debt.
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
Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Note 10─Commitments and Contingencies to our unaudited consolidated financial statements.

Other Events
Financing activities
In January 2022, as a result of the closing of the merger with XPDI (the “Merger), we received approximately $195.0 million in net cash proceeds after the payment of transaction expenses along with $0.3 million of cash acquired from XPDI.
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
In March 2022, we entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Mass Mutual Barings”) to finance the purchase of blockchain computing equipment. In March 2022, we borrowed the first tranche of $30.0 million. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 9.8%.
In April 2022, we entered into a $60.0 million bridge promissory note with B. Riley Commercial Capital, LLC and a $15.0 million bridge promissory note with an affiliate of B. Riley Commercial Capital, LLC (the “Bridge Notes”) maturing in December 2022. Interest expense on the loan has been recognized based on an effective interest rate of 7.0%. In August 2022, we amended the Bridge Notes to, among other things, extend the maturity date to June 2023.
In April 2022, we entered into an $11.0 million equipment finance agreement with Liberty Commercial Finance LLC (“Liberty”) to finance the Company’s purchase of blockchain computing equipment. We borrowed $11.0 million in April 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 10.6%. The loans are secured by a first priority security interest in the equipment purchased.
Separation Agreement with Former Chief Financial Officer
On April 4, 2022, Michael Trzupek, Executive Vice President and Chief Financial Officer of the Company, notified the board of directors of the Company of his decision to resign from his position, effective immediately.
On April 19, 2022, the Company and Mr. Trzupek reached an agreement regarding Mr. Trzupek’s separation from the Company (the “Separation Agreement”), effective May 6, 2022 (the “Separation Date”). Denise Sterling, the former Senior Vice President of Finance of the Company, assumed the role of Chief Financial Officer on April 5, 2022.
Pursuant to the Separation Agreement, in exchange for certain releases of claims, Mr. Trzupek’s agreement to transition his responsibilities and duties to other Company personnel, and certain additional covenants related to cooperation and competitive activity, the Company provided cash severance benefits to Mr. Trzupek of $75,000, representing three months of base salary, paid in a single lump sum less any required taxes and other withholding amounts. He was also entitled to any accrued but unpaid compensation for the period prior to the Separation Date. In addition, Mr. Trzupek was deemed to have time vested in 1,200,000 of his outstanding restricted stock units, which remain subject to certain transaction vesting terms, as detailed in the award agreements assumed by XPDI, and he is entitled to receive an additional 200,000 time-vested restricted stock units.

Related party transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three and six months ended June 30, 2022, we recognized hosting revenue from the contracts with these entities of $7.6 million and $13.5 million, respectively. For the three and six months ended June 30, 2021, we recognized hosting revenue from the contracts with these entities of $6.7 million and $11.0 million, respectively. In addition, for the three and six months ended June 30, 2022, we recognized equipment sales revenue of $11.7 million and $37.6 million, respectively, from these entities. For the three and six months ended June 30, 2021, we recognized equipment sales revenue of $9.5 million and $17.4 million, respectively, from these same various entities. As of June 30, 2022 and December 31, 2021, we had accounts receivable of $0.7 million and $0.3 million, respectively, from these entities.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three and six months ended June 30, 2022, we incurred reimbursements of $0.8 million and $1.2 million, respectively. We incurred reimbursements of $0.2 million for each of the three and six months ended June 30, 2021. As of June 30, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies.
Critical Accounting Policies and Estimates
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Other than the goodwill impairment charge discussed in Note 4─Goodwill to our unaudited consolidated financial statements, there have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 8-K/A for the year ended December 31, 2021.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2─Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company that qualifies as a “non-accelerated filer” under the rules of the SEC, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
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
Remediation Efforts to Address Disclosed Material Weakness
Our management, with oversight from our audit committee, has taken steps to implement the following remediation actions to address material weaknesses and to improve our internal control over financial reporting, primarily through:

•	continuing to increase the depth and experience within our accounting and finance organization, adding additional experienced full-time employees and engaging additional contract resources;

•	enhancing the communication and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures; and

•
implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.

During the quarter ended June 30, 2022, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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
•We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
•If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.
•Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities.
•A slowdown in the demand for blockchain technology or blockchain hosting resources and other market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
•A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders.
•Our revenue comes from a small number of customers.
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
•We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia, North Carolina, North Dakota and Texas.
•We may be vulnerable to security breaches.
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
•Because there has been limited precedent set for financial accounting for bitcoin and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.
•As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network.
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
•Legacy Core Scientific has identified material weaknesses in its internal control over financial reporting. Such material weaknesses may result in material misstatements of Core’s financial statements or cause it to fail to meet its periodic reporting obligations. Core may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.
•XPDI has identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect Core’s ability to report its results of operations and financial condition accurately and in a timely manner.

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
Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital assets are lower than the price of the digital assets we mine when we sell them. Falling digital asset prices, significantly higher energy prices, inflation and supply chain disruptions have increased electricity costs, delayed miner deployments and reduced our profitability. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as the technology evolves, we may acquire newer models of miners to remain competitive in the market. Over time, we replace those miners which are no longer functional with new miners purchased from third-party manufacturers, who are primarily based in China.
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
Moreover, in order to grow our hosting business, we need additional hosting facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations have increased significantly and may continue to increase in the future, which have made it difficult for us to expand our business and to operate our hosting facilities profitably.
We will need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. Current market conditions have made raising additional debt or equity financing difficult and may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing have adversely affected our results of operations.
We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of June 30, 2022, we had cash and cash equivalents of approximately $128.5 million. If cash on hand, cash generated from operations, and the net proceeds from this offering are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline
If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.
Our financial condition and results of operations is reliant on our ability to sell the bitcoin we mine at a price greater than our costs to produce that bitcoin. The recent reduction in Bitcoin prices and our decision to sell bitcoin to increase our cash balances have impacted our balance sheet. As our cost to produce a single bitcoin increases, if future prices of bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we have incurred to acquire miners and develop new data centers. If this trend continues, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.
Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities. Increases in power costs have impacted our inability to mine digital assets efficiently and reduced bitcoin pricing have reduced our operating margins. Continued increases in power costs and unfavorable prices for digital assets will impact our ability to attract customers for our services, harm our growth prospects and could have a continuing material adverse effect on our business, financial condition and results of operations.
Our growth depends in large part on our ability to successfully mine digital assets and to attract customers for our hosting capabilities. We may not be able to attract customers to our hosting capabilities or successfully mine digital assets for a number of reasons, including if:
•there is a reduction in the demand for our services or digital assets due to macroeconomic factors in the markets in which we operate, including high energy costs, supply chain disruptions and reduced demand for digital assets at favorable prices;
•we fail to provide competitive colocation terms or effectively market them to potential customers;
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
•increased costs of digital asset mining or complying with existing or new government regulations applicable to digital assets and other factors;
•a downturn in the market for blockchain hosting space generally, which could be caused by an oversupply of or reduced demand for blockchain space or unfavorable market price for digital assets;
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
•availability of an adequate supply of new generation digital asset mining equipment to enable us to mine digital assets at scale and for customers who want to host with us to be able to do so; and
•the degree of difficulty in mining digital assets and the cost of mining or trading price of such assets.
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
In the first half of 2022, we generated limited revenue and incurred substantial losses and may continue to incur losses for the foreseeable future. We had a net loss of $810.5 million and $1.28 billion, respectively, for the three and six months ended June 30, 2022. As of June 30, 2022, our accumulated deficit was $1.30 billion. Our historical results are not indicative of our future performance. If we are not able to successfully develop our business, it will have a material adverse effect on our business, financial condition and results of operations.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of goodwill and intangible assets. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets. For example, in connection with our acquisition of Blockcap, we recognized a goodwill impairment of $788.7 million. Separately, we assess our digital assets, which currently predominately consists of bitcoin, for impairment on a daily basis.
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
A significant portion of our assets are pledged to our senior secured noteholders, and certain of our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders and other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.
A significant portion of our assets are pledged to our senior secured noteholders. As of June 30, 2022, we owed our senior secured convertible noteholders $536.3 million, comprised of $513.3 million of principal outstanding for convertible notes issued and $23.0 million for payment-in-kind interest capitalized through June 30, 2022. The notes have a maturity date of April 19, 2025, accrue interest at a rate of 10% per annum (of which 4% is payable in cash and 6% is payable in kind), and are convertible under certain circumstances into shares of our capital stock. In August through November of 2021, an additional $300 million of senior unsecured convertible notes were issued under substantially the same terms and conditions as the original $215 million of secured convertible notes issued in April 2021, except that such notes were unsecured until the occurrence of (a) an initial public offering or SPAC merger, (b) a private placement of equity securities with gross proceeds to the Company of at least $50 million or (c) a change in control at which time they become secured on a pari passu basis with the secured convertible notes.

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
In addition, certain of our miners are pledged to certain other lenders in connection with our commercial transactions therewith. Any failure to satisfy our obligations under the arrangements with such lenders could result in foreclosing on our miners, which would have a material adverse effect on our business and results of operations.
In August 2022, the Company entered into two amended and restated bridge promissory notes (the “Amended Bridge Notes”), one in an aggregate principal amount of $60.0 million with B. Riley Commercial Capital, LLC (“B. Riley Commercial Capital”) and one in an aggregate principal amount of $15.0 million with an affiliate of B. Riley Commercial Capital (“B. Riley Commercial Capital”). The Amended Bridge Notes amortize monthly and mature on June 1, 2023. The Amended Bridge Notes bear interest at a rate of 7% per annum. As of August 1, 2022, giving effect to the monthly amortization, the Amended Bridge Notes had an aggregate principal amount of $57 million. The Amended Bridge Notes require the proceeds of (i) any equity issuances, (ii) any additional secured debt (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by the Company to repay the outstanding principal amount of the Amended Bridge Notes. Until repaid the Amended Bridge Notes will significantly restrict the Company’s ability to refinance its secured debt and raise additional capital to fund its business operations.
Our revenue comes from a small number of customers, and the insolvency of, loss of, or significant decrease in business from, a number of these customers or our failure to continually attract new customers could have a material adverse effect on our business, financial condition and results of operations.
We have generated a significant portion of our historical revenue from a small number of hosting customers. For the six months ended June 30, 2022, our largest and second largest customers accounted for approximately 25.4% and 21.2% of the Company’s Equipment Sales and Hosting segment revenue, respectively, and approximately 8.1% and 6.7% of the Company’s total revenue, respectively. Any failure to meet our end-users’ expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional hosting facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
To the extent one or more of our key customers commences bankruptcy proceedings pursuant to Title 11 of the United States Bankruptcy Code, our contracts with such customers may be subject to rejection under applicable provisions of the Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assignment and assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. The resolution of any outstanding claims against such a customer or counterparty is dependent on the terms of the plan of reorganization and is inherently uncertain.
For example, in July 2022, Celsius Networks, the parent company of Celsius Mining LLC (“Celsius”), filed for voluntary relief under Chapter 11 of the Bankruptcy Code. Celsius is one of our two largest customers. Celsius may take actions in its Chapter 11 proceeding to terminate or renegotiate its agreements with us and/or seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control. The reduction of our claims for services and damages to which we may be entitled or the reduction in recovery rates for those claims for services and damages could have a material effect on our business, financial condition, results of operations and cash flows.

Delays in the expansion of existing hosting facilities or the construction of new hosting facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“hosting facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our growth strategy is to increase our mining capacity and increase substantially the number of miners we operate. In order to meet our financial plan, we need to expand our existing hosting facilities or obtain suitable land to build new hosting facilities. We may face challenges in obtaining suitable land to build new hosting facilities, as we need to work closely with the local power suppliers and local governments of the places where our proposed hosting facilitates are located. We also may face challenges in generating cash or obtaining financing necessary to complete planned facilities on time. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, and lack of available capital, may negatively impact our construction timelines and budget or result in any new hosting facilities not being completed at all.
Our facilities in Georgia and North Dakota became operational during the fourth quarter of 2021. In February 2022, our facility in Denton, Texas became operational, and we announced the entry of an agreement to develop a new facility in Oklahoma. Additional expansion of existing hosting facilities and construction of new hosting facilities is also being contemplated. Such expansion and construction require us to procure and rely on the experience of one or more designers, general contractors and subcontractors, and we or such designers or contractors may experience financial or other problems during the design or construction process that could delay completion of planned facilities. We may also experience quality control issues as we implement any upgrades in our hosting capacity through the installation and maintenance of chipsets and servers or new cooling technologies such as immersion and water curtain cooling. Our business will be negatively impacted if we are unable to run our mining operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we will damage our miners and the miners of third parties and the profitability of our mining operations.
If we experience significant delays in the supply of power required to support any hosting facility expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability and results of operations. Any material delay in completing these projects, or any substantial cost increases or failure to obtain sufficient capital to complete such facilities, could materially delay our ability to deliver our hosting capacity, cause us to incur penalties under hosting contracts, result in reduced order volume and materially adversely affect our business, financial condition and results of operations.
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
The amount of power required by us and our customers will increase commensurate with the demand for our services and the increase in miners we operate for ourselves and our hosting customers. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control. Recently we have experienced increased weather temperatures at all of our facilities requiring us to curtail our power usage more frequently. Additionally, we were recently notified that The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia (d/b/a Dalton Utilities, “Dalton”) intends to increase the cost of electricity to all its customers, including us. We are evaluating its options to reduce the impact of any such increase in the cost of electricity provided by Dalton, which may be significant.
Although we aim to build and operate energy efficient hosting facilities, there can be no assurance such facilities will be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our hosting facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to these power contracts, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Any system downtime resulting from curtailments, insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our operations do not run on back-up generators in the event of a power outage or curtailment. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
Any system downtime resulting from insufficient power resources, curtailment or power outages could have a material adverse effect on our business, financial condition and results of operations. Because the mining portion of our business consumes a large amount of energy, it is not practical or economical for our operations to run on back-up generators in the event of a power outage.
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
In addition, unforeseen global events such as the armed conflict between Russia and Ukraine could adversely affect our business and results of operations. In late February 2022, Russian military forces launched significant military action against Ukraine. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts. This armed conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and results of operations. To the extent that this conflict has increased the global cost of energy and disrupted the demand for and price of digital assets, it has and could continue to have an impact on our business.
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
Additionally, the Environmental Conservation Committee of the New York State Assembly has voted to advance legislation that would establish a moratorium on proof-of-work authentication methods for blockchain cryptocurrency mining, for operations such as power plants that generate their own electricity using carbon-based fuels. A companion bill is in the New York State Senate Environmental Conservation Committee. The legislation aims to amend state environmental conservation law to establish the moratorium, as well as requiring a comprehensive generic environmental statement review. If the moratorium legislation becomes law effective immediately, the state would not approve new applications, or permits to operations that utilize a carbon-based fuel to generate “behind the meter” electric energy to mine cryptocurrency using proof-of-work authentication methods to validate blockchain transactions for a period of two years. Additionally, the state would not approve application or permit renewals during that two-year period.
In the event government regulators issue additional moratoriums or impose bans or restrictions involving hosting operations or transaction processing in jurisdictions in which we operate, we will not be able to continue our operations in such jurisdictions. A moratorium, ban or restriction could have a material adverse effect on our business, financial condition and results of operations.
Power outages in our hosting facilities could have a material adverse effect on our business, financial condition and results of operations.
Although we control, operate and have access to our servers and all of the other components of our network, we are still vulnerable to disruptions, curtailments and power outages resulting from weather, animal incursions, accidents, equipment failures, curtailments, acts of war, sabotage and other events. We do not have backup power generators for our blockchain operations in the event of a power outage. This could impact our ability to generate and maintain contractually specified power levels to our contractual counterparties, which could have a material adverse effect on our business, financial condition and results of operations.
If we do not accurately predict our hosting facility requirements, it could have a material adverse effect on our business, financial condition and results of operations.
The costs of building out, leasing and maintaining our hosting facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our digital mining operations and new and existing hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We plan to continue to acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business or dilute stockholder value.
As part of our business strategy, we have made and in the future intend to make acquisitions of other companies, products and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms in the future, if at all. In July 2021, we acquired Blockcap, one of our largest hosting customers for digital asset mining. The acquisition of Blockcap and any future acquisitions may not ultimately strengthen our competitive position or achieve our goals, and could ultimately be viewed negatively.
If we fail to successfully integrate Blockcap or other future acquisitions, or the people or technologies associated with those acquisitions, into our company, our results of operations could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. Moreover, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.
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
We may not realize the anticipated benefits of Blockcap or any future such acquisitions or partnership, which could have a material adverse effect on our business, financial condition and results of operations.
On July 30, 2021, we acquired Blockcap, one of our largest hosting customers. In the future we expect to contemplate and pursue acquisitions to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships in the future or that any such future acquisitions or strategic partnerships will be successfully integrated or advantageous to us. Blockcap and other entities we acquire may not achieve the long-term revenue and earnings we anticipated, or their liabilities may exceed our expectations. We could fail to realize synergies that we anticipated from the Blockcap acquisition or other acquisition candidates. The pursuit of potential acquisitions could divert our management’s attention and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may be unable to profitably manage acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from the acquisition of Blockcap, future acquisitions or strategic partnerships due to a number of factors, including:
•inability or difficulty integrating and benefiting from acquired technologies or solutions in a profitable manner, including as a result of reductions in operating income, increases in expenses, failure to achieve synergies or otherwise;
•unanticipated costs or liabilities associated with Blockcap or another acquisition or strategic partnership;
•loss of key employees;
•assumption of potential liabilities of Blockcap, including regulatory noncompliance or acquired litigation, and expenses relating to contractual disputes of the acquired business for, infringement of intellectual property rights, data privacy violations or other claims;
•difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business; and
•use of substantial portions of our available cash or assumption of additional indebtedness to consummate an acquisition.
If we fail to successfully integrate other businesses that we may acquire or strategic partnerships that we may enter into, we may not realize any of the benefits we anticipate in connection with any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.
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
•power loss, curtailment and disruption;
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

We generate significant revenue from a limited number of hosting facilities in Kentucky, Georgia, North Carolina, North Dakota and Texas and a significant disruption to operations in any region could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our critical business operations are concentrated in Kentucky, Georgia, North Carolina, North Dakota and Texas. A significant disruption to facilities in this region could materially and adversely affect our operations. Additional facilities and development of new facilities, however, will require additional capital investment to reach full “build out.” An event beyond our control, including, but not limited to, an act of God (including, but not limited to, fires, explosions, earthquakes, drought, hurricanes, tidal waves, floods and other extreme weather events), war, hostilities (whether war is declared or not), acts of foreign enemies, embargo, rebellion, revolution, insurrection, military or usurped power, civil war, contamination by radioactivity or chemical weapon, riot, strikes, protests, lockouts, disorder, acts or threats of terrorism, pandemics or other catastrophic events that result in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We may not be able to adequately protect our intellectual property rights and other proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations.
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
•adapt to new or emerging technologies and changes in customer requirements more quickly;
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

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for and cost of our hosting services and the adoption of bitcoin and other digital assets. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.
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
The SEC has been active in asserting its jurisdiction over ICOs and digital assets and in bringing enforcement cases. The SEC has directed enforcement activity toward digital assets, and more specifically, ICOs. In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called ICOs purportedly backed by investments in real estate and diamonds (see Securities and Exchange Commission v. REcoin Group Foundation, LLC, et al., Civil Action NO. 17-cv-05725 (E.D.N.Y, filed Sept. 29, 2017)). Subsequently, the SEC has filed several orders instituting cease-and-desist proceedings against (i) Carrier EQ, Inc., d/b/a AirFox and Paragon Coin, Inc. in connection with their unregistered offerings of tokens (see CarrierEQ, Inc., Rel. No. 33-10575 (Nov. 16, 2018) and Paragon Coin, Inc., Rel. No. 33-10574 (Nov. 16, 2018), respectively), (ii) Crypto Asset Management, LP for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company (see Crypto Asset Management, LP and Timothy Enneking, Rel. No. 33-10544 (Sept. 11, 2018)), (iii) TokenLot LLC for failing to register as a broker-dealer, even though it did not meet the definition of an exchange (see Tokenlot LLC, Lenny Kugel, and EliL. Lewitt, Rel. No. 33-10543 (Sept. 11, 2018)) and (iv) EtherDelta’s founder for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange (see Zachary Coburn, Rel. No. 34-84553 (Nov. 8, 2018)).

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
Certain digital assets held by us are stored using Genesis Custody Limited (“Genesis”), Coinbase Global, Inc. (“Coinbase”) and Bittrex, Inc. (“Bittrex”), each a third-party digital asset service. We believe that the security procedures that Genesis, Coinbase and Bittrex utilize, such as dual authentication security, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our bitcoin and other digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Genesis, Coinbase and Bittrex’s limited liability under its services agreement with us may limit our ability to recover losses relating to our bitcoin. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the price of digital assets may be affected by the buying and selling of a significant amount of digital assets by a holder, or a group of holders. For example, Mt. Gox’s bankruptcy trustee sold approximately $400 million of bitcoin and Bitcoin Cash between December 18, 2017 and February 5, 2018 in order to generate proceeds to repay bitcoin owners and creditors that experienced losses as a result of cyber-attacks against Mt. Gox. Similarly, Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, could sell a significant portion of his estimated 1 million bitcoin representing 5% of the total bitcoin in circulation today. Many believe that such sales created a downward pressure on the price of bitcoin. The current macroeconomic environment, inflationary pressures and capital constraints have resulted in large scale selling of digital assets for cash that has contributed to the decrease in the price of digital assets, including bitcoin. Any such similar events, or other unforeseen actions by holders of a significant amount of digital assets, could have a material adverse effect on our business, financial condition and results of operations.

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
Certain states, including New York and New Jersey, generally follow IRS guidance with respect to the treatment of digital assets for state income tax purposes, but it is unclear if other states will do so. Transactions involving digital assets for other goods and services may also be subject to sales and use or similar taxes under barter transaction treatment or otherwise. The treatment of digital assets for state income tax and sales tax purposes may have negative consequences, including the imposition of a greater tax burden on investors in digital assets or a higher cost with respect to the acquisition, ownership, use, and disposition of digital assets generally. In either case, this could have a negative effect on prices in the relevant digital asset exchange market and could have a material adverse effect on our business, financial condition and results of operations.
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
In 2022, significant changes to U.S. federal income tax laws were proposed by the current presidential administration, including increasing the U.S. income tax rate applicable to corporations from 21% to 28% and changes implicating information reporting with respect to digital assets. Congress may include some or all of these proposals in future legislation. There is uncertainty regarding whether these proposals will be enacted and, if enacted, their scope, when they would take effect, and whether they would have retroactive effect.
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
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our hosting facilities. Any enactment of laws or promulgations of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition and results of operations.
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
Although there are no known reports of malicious activity or control of the Bitcoin blockchain achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold. The possible crossing of the 50% threshold indicates a greater risk in that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin or other digital asset ecosystems, including developers and administrators of mining pools, do not act to ensure greater decentralization of Bitcoin or other digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin or other network will increase, which may adversely affect an investment in us.
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
We recently sold our digital assets, and may from time to time sell all or a portion of digital assets we mine in the future, to pay for costs and expenses, which has reduced the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
We recently sold our digital assets, and may from time to time sell all or a portion of digital assets we mine in the future, to pay for costs and expenses incurred, capital expenditures and other working capital, irrespective of then-current digital asset prices. Our past sales of digital assets have reduced the amount of digital assets we hold. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
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
We currently generate a portion of our revenue from processing blockchain transactions, in return for which receive digital assets like Bitcoin. We believe the value of digital assets related to our business is dependent on a number of factors, including, but not limited to:
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
Third parties may assert intellectual property rights claims relating to the operation of digital assets and the holding and transfer of such assets. Regardless of the merit of any intellectual property rights claims or other legal action, any threatened action that reduces confidence in the long-term viability of any or all of the networks or other similar peer-to-peer networks, or in the ability of end-users to hold and transfer digital assets, may have a material adverse effect on our business, financial condition and results of operations. Additionally, a meritorious intellectual property rights claim could prevent us and other end-users from holding or transferring the digital assets, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may issue additional securities, including shares of common stock underlying warrants or as a result of the conversion of convertible notes or the exercise of options or restricted stock units (“RSUs”). Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
Sales of our common stock, or the perception of such sales, in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well, and certain selling securityholders still may receive significant proceeds.
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
Pursuant to our second amended and restated bylaws (the “Bylaws”) and certain lock-up agreements entered into prior to the consummation of the Business Combination by and among Core and the stockholders and employees signatories thereto, certain stockholders of Core, including Legacy Core Scientific’s stockholders and XPDI Sponsor LLC (the “Sponsor”), which held approximately 90.7% and 2.6%, respectively, of our outstanding common stock as of the closing of the Business Combination, agreed that, with respect to our common stock (including securities convertible into our common stock) held by Legacy Core Scientific’s stockholders, through the date that is 180 days after the closing of the Business Combination, with respect to the Private Placement Warrants and any of our common stock issuable upon the exercise of the Private Placement Warrants, through the date that is 30 days after the closing of the Business Combination, and, with respect to the Founder Shares, through the date that is one year after the closing of the Business Combination, subject to certain exceptions, to not, without the prior written consent of the our board of directors, among other things, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly any shares of our common stock, the Private Placement Warrants, our common stock issuable upon the exercise of the Private Placement Warrants, as applicable, held by the respective parties. Our board of directors can terminate these restrictions at any time and may do so to increase the number of shares eligible for resale on the public market.
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
In connection with the Business Combination, XPDI’s existing registration rights agreement was amended and restated to: (i) provide that we will file a registration statement to register for resale of the securities held by the parties thereto under the Securities Act and (ii) afford each such party “piggyback” registration rights with respect to any underwritten offerings by the other stockholders and by us. We filed a resale Registration Statement on Form S-1 (the “Resale Registration Statement”) under the Securities Act to register certain shares of common stock or securities convertible into or exchangeable for shares of common stock issued in connection with the Business Combination and we may file additional such registration statements in the future.
Additionally, the Company entered into entered into a common stock purchase agreement (the “B. Riley Purchase Agreement”) and a registration rights agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the B. Riley Purchase Agreement, subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right to sell up to $100,000,000 of shares of the Company’s common stock, subject to certain limitations and conditions. The Company filed a Registration Statement on Form S-1 (the “B. Riley Registration Statement” and, together with the Resale Registration Statement, the “Registration Statements”) under the Securities Act to register the resale of shares of common stock sold pursuant to the B. Riley Purchase Agreement, which has not yet been declared effective as of the date of this Quarterly Report on Form 10-Q.
The shares of common stock being offered for resale by the selling securityholders pursuant to the Registration Statements represent approximately 53.2% of shares outstanding on a fully diluted basis as of August 12, 2022. Given the substantial number of shares of common stock being registered for potential resale by the selling securityholders, the sale of shares by the selling securityholders, or the perception in the market that the selling securityholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in XPDI’s IPO, certain of the selling securityholders, including the Sponsor, may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock.
For example, based on the closing price of our common stock of $2.91 as of August 18, 2022, the Sponsor and other holders of the Founder Shares would experience a potential profit of up to approximately $2.917 per share, or approximately $25.2 million in the aggregate.
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
In addition, common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock reserved for future issuance under the Core Scientific, Inc. 2021 Equity Incentive Plan is 45,000,000 shares. We filed a Registration Statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to this plan and may file additional such registration statements in the future. In addition, we registered for resale 122,292,178 shares subject to the Core assumed options and Core assumed RSUs and to be issued under various Legacy Core Scientific equity incentive plans under such Registration Statement on Form S-8. All Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.
The Public Warrants and Private Placement Warrants may never be in the money, and may expire worthless.
The exercise price of the Public Warrants and Private Placement Warrants is $11.50 per share. We believe the likelihood that warrant holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe holders of the Public Warrants and Private Placement Warrants will be unlikely to exercise their warrants. There is no guarantee that the Public Warrants and Private Placement Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Public Warrants and Private Placement Warrants may expire worthless and we may receive no proceeds from the exercise of the warrants.
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
Because we became publicly traded through a business combination with XPDI, a SPAC (as defined below), rather through an underwritten offering of its ordinary shares, no underwriter has conducted diligence on Legacy Core Scientific or XPDI in order to establish a due diligence defense with respect to the disclosure presented in this Quarterly Report on Form 10-Q. If such investigation had occurred, certain information in our public disclosures may have been presented in a different manner or additional information may have been presented at the request of such underwriter.

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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). The Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement (as defined below) governing our warrants initially issued by XPDI. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,625,000 Public Warrants and 6,266,667 Private Placement Warrants, which were initially issued by XPDI, a SPAC, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our unaudited condensed consolidated balance sheets filed with the SEC are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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
Factors outside of Legacy Core Scientific’s control may arise at any time. As a result of these factors, Core may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in Core reporting losses. Even though these charges may be non-cash items and therefore not have an immediate impact on Core’s liquidity, the fact that Core could report charges of this nature could contribute to negative market perceptions about Core or its securities. In addition, charges of this nature may cause Core to be unable to obtain future financing on favorable terms or at all.
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
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
We are incurring significant legal, accounting and other expenses that Legacy Core Scientific did not incur as a private company, and may and may incur additional expenses once we are no longer an “emerging growth company” or a “smaller reporting company.” We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome.
Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, Legacy Core Scientific’s historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of its board of directors as compared to a private company. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company” or a “smaller reporting company” with revenues of less than $100 million. We have hired and will continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we have incurred and may continue to incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly listed companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Our management must continually assess its staffing and training procedures to improve its internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, requires substantial time and attention from management. The development and implementation of the standards and controls necessary for us to continue to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, such decision could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in Core’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but that any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2022, in connection with the B. Riley Purchase Agreement and, in consideration for B. Riley’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company issued 573,381 shares of Company common stock to B. Riley as a commitment fee (the “Commitment Fee Shares”). The net proceeds to the Company from sales that the Company elects to make to B. Riley under the B. Riley Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells shares of the Company’s Common Stock to B. Riley. The Company expects that any proceeds received by the Company from such sales to B. Riley will be used for general corporate purposes. The Company and B.Riley have entered into a Registration Rights Agreement providing for the registration of such shares.
In August 1, 2022, in connection with the execution of the Amended Bridge Notes, the Company agreed to pay B. Riley Commercial Capital an advisory fee of $750,000, paid in the form of 386,697 shares of Company common stock (the “Advisory Fee Shares”). The net proceeds from the Amended Bridge Notes were used by the Company for working capital and general corporate purposes. The Advisory Fee Shares are subject to the Registration Rights Agreement.
The Commitment Fee Shares and the Advisory Fee Shares were issued by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The Company filed the B. Riley Registration Statement to register the resale of the Commitment Fee Shares and the Advisory Fee Shares, which B. Riley Registration Statement has not yet been declared effective as of the date of this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herein
10.1†#	Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and B. Riley Commercial Capital, LLC.	X
10.2†#	Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and BRF Finance Co, LLC.	X
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

†
Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5).
The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.
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

CORE SCIENTIFIC, INC.

Date: August 22, 2022	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer (Principal Financial Officer)