Form 10-Q
period 2022-09-30
Core Scientific, Inc./tx
filed 2022-11-22
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Common Stock, par value $0.0001 per share	Shares Outstanding as of November 14, 2022
374,527,988

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$29,546	$117,871
Restricted cash	8,098	13,807
Accounts receivable, net of allowance of $5,943 and $—, respectively	2,176	1,382
Accounts receivable from related parties	895	300
Deposits for equipment	97,678	358,791
Digital assets	19,663	234,298
Prepaid expenses and other current assets	55,515	30,111
Total Current Assets	213,571	756,560
Property, plant and equipment, net	1,156,369	597,304
Goodwill	—	1,055,760
Intangible assets, net	1,400	8,195
Other noncurrent assets	32,661	21,045
Total Assets	$1,404,001	$2,438,864
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$43,613	$11,617
Accrued expenses and other	102,213	67,862
Deferred revenue	80,268	63,417
Deferred revenue from related parties	6,981	72,945
Derivative warrant liabilities	5,287	—
Finance lease liabilities, current portion	73,045	28,452
Notes payable, current portion (includes $682,831 and $— at fair value)	977,600	75,996
Total Current Liabilities	1,289,007	320,289
Finance lease liabilities, net of current portion	—	62,145
Notes payable, net of current portion (includes $— and $557,007 at fair value)	—	652,213
Other noncurrent liabilities	41,967	18,531
Total Liabilities	1,330,974	1,053,178
Contingently redeemable convertible preferred stock; $0.0001 par value; 2,000,000 shares authorized; — and 10,826 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; $— and $45,164 total liquidation preference at September 30, 2022 and December 31, 2021, respectively	—	44,476
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both September 30, 2022 and December 31, 2021; 364,710 and 271,576 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	36	27
Additional paid-in capital	1,739,282	1,379,581
Accumulated deficit	(1,738,903)	(27,432)
Accumulated other comprehensive income (loss)	72,612	(10,966)
Total Stockholders’ Equity	73,027	1,341,210
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$1,404,001	$2,438,864
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Hosting revenue from customers	$35,731	$17,585	$94,407	$37,836
Hosting revenue from related parties	9,185	2,903	22,659	13,906
Equipment sales to customers	7,468	23,879	11,391	84,378
Equipment sales to related parties	29,693	11,654	67,269	29,057
Digital asset mining revenue	80,495	57,118	323,337	77,511
Total revenue	162,572	113,139	519,063	242,688
Cost of revenue:
Cost of hosting services	44,975	19,577	119,850	48,956
Cost of equipment sales	27,917	24,997	63,993	82,328
Cost of digital asset mining	116,756	10,141	279,576	13,909
Total cost of revenue	189,648	54,715	463,419	145,193
Gross (loss) profit	(27,076)	58,424	55,644	97,495
Loss on legal settlement	—	(2,603)	—	(2,603)
Gain from sales of digital assets	11,036	391	25,007	405
Impairment of digital assets	(7,986)	(12,552)	(212,184)	(12,552)
Impairment of goodwill and other intangibles	(268,512)	—	(1,059,265)	—
Impairment of property, plant and equipment	(59,259)	—	(59,259)	—
Losses on exchange or disposal of property, plant and equipment	—	—	(13,057)	(17)
Operating expenses:
Research and development	6,192	1,586	24,305	4,231
Sales and marketing	39	932	11,675	2,186
General and administrative	43,346	36,358	174,380	46,975
Total operating expenses	49,577	38,876	210,360	53,392
Operating (loss) income	(401,374)	4,784	(1,473,474)	29,336
Non-operating expenses, net:
Loss on debt extinguishment	—	—	—	8,016
Interest expense, net	25,942	13,569	74,734	26,550
Fair value adjustment on convertible notes	(4,123)	8,663	186,853	8,663
Fair value adjustment on derivative warrant liabilities	(521)	—	(32,985)	—
Other non-operating expenses (income), net	1,478	(4)	4,997	(2)
Total non-operating expenses, net	22,776	22,228	233,599	43,227
Loss before income taxes	(424,150)	(17,444)	(1,707,073)	(13,891)
Income tax expense (benefit)	10,642	(815)	4,398	(697)
Net loss	$(434,792)	$(16,629)	$(1,711,471)	$(13,194)
Net loss per share (Note 14):
Basic	$(1.23)	$(0.07)	$(5.38)	$(0.07)
Diluted	$(1.23)	$(0.07)	$(5.38)	$(0.07)
Weighted average shares outstanding:
Basic	354,195	236,951	318,169	184,790
Diluted	354,195	236,951	318,169	184,790
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(434,792)	$(16,629)	$(1,711,471)	$(13,194)
Other comprehensive income (loss), net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $—, $— and $—	47,832	(8,552)	83,578	(8,552)
Total other comprehensive income (loss), net of income taxes	47,832	(8,552)	83,578	(8,552)
Comprehensive loss	$(386,960)	$(25,181)	$(1,627,893)	$(21,746)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	—	353,481	35	1,695,748	(1,304,111)	24,780	416,452
Net loss	—	—	—	—	—	(434,792)	—	(434,792)
Other comprehensive income	—	—	—	—	—	—	47,832	47,832
Stock-based compensation	—	—	—	—	29,884	—	—	29,884
Issuance of common stock - restricted stock and restricted stock units, net of shares withheld for tax withholding obligations	—	—	4,897	—	(2,349)	—	—	(2,349)
Restricted stock awards cancelled upon forfeiture	—	—	(2,268)	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	7,315	1	13,039	—	—	13,040
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Balance at September 30, 2022	—	—	364,710	36	1,739,282	(1,738,903)	72,612	73,027

Balance at December 31, 2021	10,826	44,476	271,576	27	1,379,581	(27,432)	(10,966)	1,341,210
Net loss	—	—	—	—	—	(1,711,471)	—	(1,711,471)
Other comprehensive income	—	—	—	—	—	—	83,578	83,578
Stock-based compensation	—	—	—	—	165,949	—	—	165,949
Issuance of common stock - employee stock options	—	—	1,321	—	3,846	—	—	3,846
Issuance of common stock - restricted stock and restricted stock units, net of shares withheld for tax withholding obligations	—	—	39,099	4	(31,630)	—	—	(31,626)
Restricted stock awards cancelled upon forfeiture	—	—	(2,268)	—	—	—	—	—
Issuance of common stock - exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Issuance of common stock - exercise of warrants	—	—	3,001	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	7,315	1	13,039	—	—	13,040
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at September 30, 2022	—	—	364,710	36	1,739,282	(1,738,903)	72,612	73,027
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	10,826	44,476	157,826	16	167,172	(71,309)	—	95,879
Net loss	—	—	—	—	—	(16,629)	—	(16,629)
Other comprehensive loss	—	—	—	—	—	—	(8,552)	(8,552)
Stock-based compensation	—	—	(40)	—	28,288	—	—	28,288
Issuances of common stock - business combination	—	—	115,508	1	1,189,906	—	—	1,189,907
Balance at September 30, 2021	10,826	44,476	273,334	17	1,385,366	(87,938)	(8,552)	1,288,893

Balance at December 31, 2020	6,766	$44,476	98,607	$1	$163,967	$(74,744)	$—	$89,224
Retroactive application of the recapitalization	4,060	—	59,179	15	(15)	—	—	—
Balance at December 31, 2020, as adjusted	10,826	44,476	157,786	16	163,952	(74,744)	—	89,224
Net loss	—	—	—	—	—	(13,194)	—	(13,194)
Other comprehensive loss	—	—	—	—	—	—	(8,552)	(8,552)
Stock-based compensation	—	—	—	—	31,012	—	—	31,012
Issuances of common stock - business combination	—	—	115,508	1	1,189,906	—	—	1,189,907
Issuances of common stock - warrants and options	—	—	40	—	496	—	—	496
Balance at September 30, 2021	10,826	44,476	273,334	17	1,385,366	(87,938)	(8,552)	1,288,893
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(1,711,471)	$(13,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	156,544	12,886
Amortization of operating lease right-of-use assets	424	—
Stock-based compensation	166,548	31,012
Digital asset mining revenue	(323,337)	(77,511)
Deferred income taxes	3,434	3,604
Loss on legal settlement	—	2,603
Gain on sale of intangible assets	(5,904)	—
Loss on debt extinguishment	—	8,016
Fair value adjustment on derivative warrant liabilities	(32,985)	—
Fair value adjustment on convertible notes	210,968	15,937
Fair value adjustment on other liabilities	9,498	—
Equity line of credit expenses	1,431	—
Amortization of debt discount and debt issuance costs	6,172	1,024
Losses on exchange or disposal of property, plant and equipment	13,057	17
Impairment of digital assets	212,184	12,552
Impairment of goodwill, other intangibles and property, plant and equipment	1,118,524	—
Provision for doubtful accounts	5,943	—
Changes in working capital components:
Accounts receivable, net	(6,737)	(6,641)
Accounts receivable from related parties	(595)	55
Digital assets	325,787	27,316
Deposits for equipment for sales to customers	(66,932)	(414,771)
Prepaid expenses and other current assets	53,832	970
Accounts payable	2,954	(35,132)
Accrued expenses and other	(241)	17,945
Deferred revenue	22,251	36,226
Deferred revenue from related parties	(65,954)	218,304
Other noncurrent assets and liabilities, net	(6,194)	(7,692)
Net cash provided by (used in) operating activities	89,201	(166,474)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(243,755)	(116,074)
Cash acquired in acquisition	—	704
Deposits for self-mining equipment	(217,677)	—
Proceeds from sale of intangibles	10,850	—
Other	(719)	(154)
Net cash used in investing activities	(451,301)	(115,524)
Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of transaction costs	210,534	496
Proceeds from debt, net of issuance costs	216,182	475,301
Repurchase of common shares to pay employee withholding taxes	(31,627)	—
Principal repayments of finance leases	(28,070)	—
Principal payments on debt	(98,953)	(42,513)
Net cash provided by financing activities	268,066	433,284
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,034)	151,286
Cash, cash equivalents and restricted cash—beginning of period	131,678	8,721
Cash, cash equivalents and restricted cash—end of period	$37,644	$160,007
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017 in the State of Delaware and changed its name to Core Scientific, Inc. (“Legacy Core Scientific”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020 Legacy Core Scientific engaged in a holdco restructuring to facilitate a borrowing arrangement by Legacy Core Scientific pursuant to which Legacy Core Scientific was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Legacy Core Scientific became the stockholders of Core Scientific Holding Co. Following the approval at the special meeting of the stockholders of XPDI held on January 19, 2022, on January 19, 2022, Core Scientific Holding Co. merged with Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”). The Company, headquartered in Austin, Texas, is an infrastructure, technology and services company that conducts, or plans to conduct, the following business activities:
•Owning and operating computer equipment used to process transactions conducted on one or more blockchain networks in exchange for digital currency assets and transaction processing fees awarded in digital currency assets, commonly referred to as mining;
•Owning and operating datacenter facilities in the U.S. to provide colocation and hosting services for distributed ledger technology, also commonly known as blockchain;
•Developing blockchain-based platforms and applications, including infrastructure management, security technologies, mining optimization, and recordkeeping;
Merger Agreement
In 2021, XPDI entered into that certain Agreement and Plan of Reorganization and Merger, dated as of July 20, 2021, as amended on October 1, 2021, and as further amended on December 29, 2021, by and among Core Scientific Holding Co., XPDI Merger Sub and XPDI (the “Merger Agreement”). XPDI’s stockholders approved the transactions (collectively, the “Merger”) contemplated by the Merger Agreement at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”).
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The Merger provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses, which is presented within proceeds from issuance of common stock, net of transaction costs on the consolidated statements of cash flows. Following the Merger, former Core Scientific stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Merger were used to fund mining equipment purchases and infrastructure build-out.
The Merger is accounted for as a reverse recapitalization with the Company being the accounting acquirer. A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Core Scientific Holding Co. issuing stock for the net assets of XPDI, accompanied by a recapitalization. The net assets of XPDI are stated at historical costs, with no goodwill or other intangible assets recorded. The Company identified $18.6 million of direct and incremental transaction costs, which consist of legal, accounting, and other professional services directly related to the Merger, of which $10.7 million were recorded in other noncurrent assets on the consolidated balance sheets as of December 31, 2021 and the remaining $7.9 million were recognized in the nine months ended September 30, 2022. These transaction costs have been allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs of $16.6 million have been allocated to equity-classified instruments and recognized as an adjustment to additional paid-in capital within total stockholders’ equity. The cash outflows related to these costs have been netted against the proceeds from the issuance of common stock upon the Merger with XPDI within financing activities on the Company’s consolidated statement of cash flows. Transaction costs of $2.0 million have been allocated to liability-classified instruments that are measured at fair value through earnings and have been recognized as a charge within general and administrative expenses in the nine months ended September 30, 2022.
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
Basis of Presentation
We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included as an exhibit to the amendment to the Current Report on Form 8-K/A, which was filed with the SEC on March 31, 2022.

Going Concern

The consolidated financial statements have been prepared on a going concern basis. For the three months ended September 30, 2022, the Company generated a net loss of $434.8 million and used cash in operating activities of $52.1 million. The Company had unrestricted cash and cash equivalents of $29.5 million as of September 30, 2022 compared to $128.5 million as of June 30, 2022. The decrease in cash and cash equivalents for the three months ended September 30, 2022 primarily reflected $52.1 million of cash used in operating activities (including $15.5 million of interest payments on debt), $5.7 million of cash used in investing activities (including $5.2 million of purchases of property, plant and equipment) and $45.1 million of cash used in financing activities (including $49.5 million of principal payments on debt). The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital currency assets received as digital asset mining revenue and from operations through contracts with customers.

During the three months ended September 30, 2022, the average price of bitcoin declined to $21,324 compared to $32,502 for the three months ended June 30, 2022, which reduced digital asset mining revenue to $80.5 million for the three months ended September 30, 2022 as compared to $109.8 million for the three months ended June 30, 2022. At the same time the Company’s power costs in its Mining Segment increased to $47.1 million for the three months ended September 30, 2022 as compared to $32.2 million for the three months ended June 30, 2022, reflecting increases in both power usage and power rates. These factors contributed to the Company’s gross loss of $27.1 million for the three months ended September 30, 2022 as compared to a gross profit of $12.7 million for the three months ended June 30, 2022. Additionally, during the nine months ended September 30, 2022 the Company had $217.7 million of deposits paid for blockchain computing equipment and $243.8 million paid for purchases of property, plant and equipment used towards construction projects which has contributed to the Company’s significant indebtedness, including notes payable with a carrying value of $977.6 million as of September 30, 2022 and finance lease liabilities with a carrying value of $73.0 million as of September 30, 2022. In addition, as discussed in Note 10, in July 2022, one of the Company’s largest customers filed for voluntary relief under chapter 11 of the United States Bankruptcy Code. As a result of these and other factors, the Company will require additional liquidity to continue its operations through November 2023. However, the ability to raise funds through financing and capital market transactions is subject to many risks and uncertainties and current market conditions have reduced the availability of these capital and liquidity sources. The Company anticipates that existing cash resources will be depleted by the end of 2022 or sooner. Given the uncertainty regarding the Company’s financial condition, substantial doubt exists about the Company’s ability to continue as a going concern through November 2023.

Management has been actively taking steps to decrease operating costs, eliminate and delay construction expenses, reduce and delay capital expenditures and increase hosting revenues. In addition, in October 2022 the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. The Company does not believe that it was in default under any of its debt agreements as of September 30, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In light of the foregoing, the Company is in the process of exploring a number of potential strategic alternatives with respect to the Company’s capital structure, including hiring strategic advisers, raising additional capital or restructuring its existing capital structure. Specifically, the Company has engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP, as financial advisers, to assist the Company in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity. The Company and its advisers have begun to engage in discussions with certain of its creditors regarding these initiatives. The Company expects these activities will continue and intensify. Among possible alternatives, the Company may explore liability management transactions, including exchanging its existing debt for equity or additional debt, which transactions may be dilutive to holders of the Company’s common stock. These discussions may not result in any agreement on commercially acceptable terms or at all. Furthermore, the Company may seek alternative sources of equity or debt financing, evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
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
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate its ability to continue as a going concern, the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Merger, the valuation of goodwill, intangibles and property, plant and equipment, the fair value of convertible debt, acquisition purchase price accounting, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of September 30, 2022 and December 31, 2021, cash equivalents included $2.1 million and $100.0 million of highly liquid money market funds, respectively, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow to pay for construction and development activities.
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total of the same amount shown in the Consolidated Statements of Cash Flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$29,546	$117,871
Restricted cash	8,098	13,807
Total cash, cash equivalents and restricted cash	$37,644	$131,678
Property, Plant and Equipment, Net
Property, plant and equipment includes land, buildings and improvements for datacenter facilities and leasehold improvements for the Company’s corporate headquarters. Property and equipment consists of computer, mining, network, electrical and other equipment, including right-of-use assets under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net included construction in progress of $161.5 million and $42.6 million as of September 30, 2022 and December 31, 2021, respectively.

Subsequent to January 1, 2022, future obligations related to finance leases are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion in the Company’s Consolidated Balance Sheets. Finance lease right-of-use

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

assets are included within Property and equipment, net on our Consolidated Balance Sheets. Depreciation expense, including amortization of right-of-use assets held under finance leases, is primarily included in cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Prior to January 1, 2022, future obligations related to capital leases accounted for under ASC 840, Leases, are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion on the Company’s Consolidated Balance Sheets. Capital lease assets for those periods are included within Property and equipment, net on our Consolidated Balance Sheets. Amortization of capital lease assets for periods prior to January 1, 2022 is primarily included in cost of revenue in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Self-mining computer equipment that is subsequently contracted for sale to customers is valued at the lower of cost or net realizable value, with any write-down recognized as cost of equipment sales in the Company’s Consolidated Statements of Operations.
Long-Lived Asset Impairments
The Company tests long-lived asset groups for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist, which for the Company is the hosting and mining gross margins it earns at each of its data center facility sites. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
During the three months ended September 30, 2022, the Company’s operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for ASIC miners of the type used by the Company in its business operations have decreased significantly from previous levels, including those acquired earlier in 2022.
Accordingly, the Company evaluated whether the estimated future undiscounted cash flows from the operation of its data center facilities would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of the property, plant and equipment at the Cedarvale, TX facility site may no longer be fully recoverable by the cash flows of the site. The Company measured the amount of impairment at the Cedarvale, TX facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for both the three and nine months ended September 30, 2022.
The Company’s analysis involved the use of a combination and corroboration of cost and market approaches. The cost approach has been used to estimate the fair value of buildings, improvements, electrical equipment and other tangible assets used in combination with other assets. Significant assumptions used in the cost approach include reproduction and replacement costs, useful service live, and orderly liquidation values. The cost approach utilizes useful service life and other estimates developed by the Company to determine fair value, which are unobservable Level 3 inputs. The market approach has been used to estimate the fair value of the Company’s ASIC miners, network equipment, and real estate, and to corroborate certain estimates using the cost approach. Valuations using the market approach are derived from manufacturer and secondary market pricing sources and, when available, comparable secondary market transactions. Significant judgment in using the market approach includes the selection of comparable assets based on ASIC model efficiency and hash rate, a selection of and modifications to transactions according to comparable use, size, geography and other traits, and the use of broker indications of relative market price metrics. The market approach utilizes comparable use, relative efficiency and other estimates developed by the Company to determine fair value, which are unobservable Level 3 inputs. Unobservable Level 3 inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed its estimates using the best information available at the time. Changes in management’s estimates or any of its other assumptions used in its analysis could result in a different conclusion. Continued elevated power costs, continued increases in the bitcoin network hash rate and a continuing depression or further decrease of bitcoin’s value in the market could result in further impairment of the Company’s property, plant and equipment.
Subsequent to September 30, 2022, the Company relocated its approximately 7,600 self-miners from Cedarvale, TX to other of the Company’s data center facilities. There were no hosting customer miners at Cedarvale, TX as of September 30, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The cumulative effect of initially applying the new lease standard on January 1, 2022 is as follows (in thousands):

	January 1, 2022
	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Prepaid expenses and other current assets	$30,111	$(453)	$29,658
Other noncurrent assets	$21,045	$1,814	$22,859
Liabilities
Accrued expenses and other	$67,862	$188	$68,050
Other noncurrent liabilities	$18,531	$1,173	$19,704
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
The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The Company retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. Amounts initially disclosed for the estimated values of certain acquired assets and liabilities assumed were adjusted through September 30, 2022 based on information arising after the initial preliminary valuation.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Purchase Price Allocation

Consideration:	(in thousands)
113.9 million common shares valued at $10.11 per share[1,2]	$1,151,985
Fair value of replaced Blockcap share-based payments attributable to pre-combination service[3]	21,768
Settlement of Blockcap debt[4]	25,607
Settlement of preexisting contracts[5]	(60,522)
Total Consideration	$1,138,838
Fair value of assets acquired, and liabilities assumed:
Cash and cash equivalents	$704
Digital assets-Bitcoin	73,304
Digital assets-Ethereum	365
Digital assets-Bitcoin cash	8
Digital assets-Siacoin	554
Digital assets-Other	3,329
Other current assets	633
Intangible assets, net	2,925
Property, plant and equipment, net	98,965
Other noncurrent assets	1,293
Total assets acquired	$182,080
Accounts payable	492
Accrued expenses and other	22,647
Deferred revenue	414
Other current liabilities	7,204
Deferred tax liability	9,003
Total liabilities assumed	$39,760
Total identifiable net assets	$142,320
Goodwill on acquisition	$996,518
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Intangible Assets and Liabilities
Goodwill with an assigned value of $1.00 billion represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in the Blockcap acquisition. The goodwill recognized includes the assembled workforce of Blockcap and intangible assets that do not qualify for separate recognition. None of the goodwill resulting from the acquisition is deductible for income tax purposes. All of the goodwill acquired was allocated to the Mining segment. Management believes the acquisition of Blockcap strengthens its presence in the digital asset mining market due to the scale of its operations. These factors are the basis for the excess purchase price paid over the value of the assets acquired and liabilities assumed, resulting in goodwill.
Other intangible assets acquired in the Blockcap acquisition consisted of $2.8 million of developed technology intangibles and $0.1 million of customer relationships with a weighted average useful life of 3 years.
Restructuring Activities
During the second quarter of 2022 market conditions led management to evaluate its operations and refocus its efforts and resources on the core activities of its hosting and mining segments. Management initiated a plan to exit certain activities, technologies and ancillary businesses, and to reduce portions of the Company’s workforce including those acquired through Blockcap’s acquisition of RADAR. Management completed the restructuring plan in October 2022 and all expected costs of the restructuring plan have been recognized as of September 30, 2022.
At June 30, 2022 Core had accrued and expensed estimated cash restructuring charges of $1.4 million relating to this restructuring plan. Cash severance and related payments under the Company’s ongoing severance policy of $0.9 million were paid as compensation for the three months ended September 30, 2022. At September 30, 2022 the remaining estimated cash restructuring charges were reduced by $0.1 million for an ending balance of $0.4 million to be paid in October 2022. In addition to the cash restructuring charges, $1.0 million of stock based compensation was paid in severance during the three months ended September 30, 2022. Total cash and stock based restructuring charges of $0.9 million and $2.3 million were recognized in general and administrative expenses for the three and nine months ended September 30, 2022, respectively.
As a result of exiting Blockchain Technologies during the second quarter of 2022, $2.0 million of intangible assets will cease to be used. Additionally, in the third quarter of 2022, the Company determined that $2.5 million of software intangible assets that were previously acquired from Stax Digital LLC would no longer be used as a result of current and planned software upgrades. Consequently, the Company recorded an impairment of other intangible assets of $2.5 million and $4.5 million for three and nine months ended September 30, 2022, respectively, which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations. Goodwill associated with these activities was included in the goodwill impairment charge of $266.0 million and $1.05 billion for three and nine months ended September 30, 2022, respectively, of which $207.8 million and $996.5 million was related to the Mining reporting unit for the three and nine months ended September 30, 2022, respectively, and $58.2 million was related to the Equipment Sales and Hosting reporting unit for both the three and nine months ended September 30, 2022.
Sale of Intangible Assets
In March 2022, the Company reclassified $2.2 million of intangible assets that were previously acquired from Atrio Inc. and RStor, Inc. to be held for sale as a result of the expected sale of the software and related patents. The intangible assets were sold in June 2022 for proceeds of $10.9 million, resulting in a gain on sale of intangible assets of $5.9 million. The resulting gain is reflected within other non-operating expenses, net in the Statement of Operations.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

4. GOODWILL
The following table provides the reconciliation of the carrying amount of goodwill by segment at the beginning and end of the reporting period (in thousands):

	Equipment Sales and Hosting Segment	Mining Segment	Total Goodwill
Balance as of December 31, 2021	$58,241	$997,519	$1,055,760
Subsequent measurement period adjustment	—	(1,000)	(1,000)
Impairment of goodwill	(58,241)	(996,519)	(1,054,760)
Balance as of September 30, 2022	$—	$—	$—

As of September 30, 2022, after impairment, the Company had no remaining goodwill. At December 31, 2021, the carrying amount of goodwill was $1.06 billion. For the nine months ended September 30, 2022 there was a measurement period adjustment reducing goodwill by $1.0 million and accumulated impairment losses of $1.05 billion. There were no goodwill adjustments or impairment losses for the nine months ended September 30, 2021.
The Company does not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the reporting unit’s carrying amount, or management chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with the reporting unit’s carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. The Company’s reporting units are the same as its reportable and operating segments.

The Company identified goodwill impairment triggering events as of June 30, 2022 and additional triggering events as of September 30, 2022. These events included declines in the market price of bitcoin, the market price of the Company’s stock and the Company’s market capitalization. As a result, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit at June 30, 2022. Sustained and further deterioration in market prices and in the Company’s financial position resulted in additional quantitative testing at September 30, 2022. The Company concluded that the carrying value of the Mining reporting unit exceeded its fair value and, as such, recorded a $788.7 million and a $207.8 million impairment of goodwill in its Mining reporting unit for the three months ended June 30, 2022 and September 30, 2022, respectively. At June 30, 2022, the Company concluded that the fair value of the Equipment Sales and Hosting reporting unit exceeded its carrying amount, with an excess of fair value over carrying amount of approximately 136% of the carrying amount, and as such, did not record an impairment in its Equipment Sales and Hosting reporting unit at June 30, 2022. At September 30, 2022, the Company concluded the carrying amount of the Equipment Sales and Hosting reporting unit exceeded its fair value and, as such, recorded a $58.2 million impairment of goodwill in its Equipment Sales and Hosting reporting unit for the three and nine months ended September 30, 2022. These impairments are presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations.

The Company’s analysis as of September 30, 2022 involved the use of a market approach. Valuations using the market approach are derived from metrics of market transactions. Significant judgments and assumptions used in the market approach includes the selection of comparable businesses based on the characteristics of each reporting unit, the consideration and application of relevant relative metrics and a reconciliation to the Company’s market capitalization to the fair value measured. Sustained depressed bitcoin market value, increased power costs, decreased liquidity, and increased cost of financing, along with other factors have contributed to significant and sustained deterioration in the Company’s market capitalization. The Company concluded that the fair value of its reporting units would no longer support the remaining acquired goodwill carrying values. The Company developed its estimates using the best information available at the time. Changes in management’s estimates or any of its other assumptions used in its analysis could result in a different conclusion.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

5. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2022, the Company had 14.9 million warrants outstanding including: (a) 8.6 million Public Warrants and (b) 6.3 million Private Placement Warrants issued to XPDI Sponsor LLC (“Sponsor”) and certain institutional investors (“Anchor Investors”).
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
Classification
Both the Public Warrants and Private Placement Warrants are classified as a liability on the Company’s Consolidated Balance Sheet because their settlement amount is subject to change based on the existence of an effective registration statement for the underlying shares and the holder of the warrant (for Private Placement Warrants only). As of September 30, 2022, the liability balance was $5.3 million. For the three months ended September 30, 2022, the Company recorded a mark to market gain of $0.3 million and $0.2 million within the Consolidated Statement of Operations for the Public Warrants and Private Placement Warrants, respectively. For the nine months ended September 30, 2022, the Company recorded a mark to market gain of $19.1 million and $13.9 million within the Consolidated Statement of Operations for the Public Warrants and Private Placement Warrants, respectively. Refer to Note 8 for further information about the fair value measurement of the warrants.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

6. NOTES PAYABLE
Notes payable as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30 2022	December 31 2021
Kentucky note	$657	$1,032
Genesis loan	—	552
NYDIG loan	38,781	67,435
Stockholder loan	10,000	10,000
Trinity loan	24,067	19,641
Bremer loan	19,232	15,066
Blockfi loan	53,913	60,000
Anchor Labs loan	26,500	—
Mass Mutual Barings loans	63,845	—
B. Riley Bridge Notes	52,125	—
Liberty loan	7,401	—
Secured Convertible Notes[1]	230,931	220,871
Other Convertible Notes[2]	313,381	301,226
Other	1,866	663
Total	842,699	696,486
Unamortized discount and debt issuance costs	(3,618)	(3,187)
Fair value adjustment on convertible notes	138,519	34,910
Total notes payable, net	$977,600	$728,209
1 Secured Convertible Notes (includes principal balance at issuance and PIK interest) which considers the minimum payoff at maturity of two times the face value of the note plus accrued interest. The minimum payoff at maturity related to the principal balance was $461.9 million on September 30, 2022. The minimum payoff at maturity related to the principal balance was $441.7 million on December 31, 2021.
2 Other Convertible Notes which considers the minimum payoff at maturity of one times the face value of the note plus accrued interest.
Balance Sheet Classification
In October 2022 the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. The Company does not believe that it was in default under any of its debt agreements as of September 30, 2022. In the event of a default, the Company may become subject to certain additional provisions in its debt agreements such as higher default interest rates. As a result of these factors, the Company has determined that it is probable that its notes payable will become due within one year and has therefore classified all of its notes payable as current liabilities as of September 30, 2022.

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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain of the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan is $0.8 million. In order to receive the interest buydown incentive, the Company must (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinues operation in the jurisdiction within the next five years, it is obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company does not employ 13 new full-time employees, the interest buydown will be prorated to reflect any partial fulfillment and the Company, at a minimum, is required to pay back the value of the incentive to the Bank of North Dakota. For the nine months ended September 30, 2022 and 2021, there was no interest buydown.

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
In August 2022, the Company amended the Mass Mutual Barings loans to defer principal payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the loans and the remaining principal will amortize over the remaining life of the loans beginning in February 2023. The amendments also require an additional amount of blockchain computing equipment to be provided as collateral. Interest expense on the amended loans has been recognized based on an effective interest rate of 13.0%. In August 2022, the Company issued 0.3 million shares of Common Stock to Mass Mutual Barings as an amendment fee.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

B. Riley Bridge Notes—In April 2022, the Company entered into a $60.0 million bridge promissory note with B. Riley Commercial Capital, LLC and a $15.0 million bridge promissory note with an affiliate of B. Riley Commercial Capital, LLC (the “Bridge Notes”) maturing in December 2022. Interest expense on the Bridge Notes has been recognized based on an effective interest rate of 7.0%.

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 are now due in the first half of 2023. The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 12 (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.
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
Convertible Notes—In April 2021, the Company entered into a secured convertible note purchase agreement and issued $215.0 million of secured convertible notes to new and existing lenders (the “Secured Convertible Notes”). In addition, in August 2021 the Company entered into a convertible note purchase agreement and issued $299.8 million of convertible notes in August through November 2021 under substantially the same terms and conditions as the original April 2021 notes except that the August through November 2021 notes have a minimum payoff based on the face value plus accrued interest rather than two times the outstanding face amount plus accrued interest. In addition, the August through November 2021 notes were unsecured until an IPO or SPAC merger and then became secured by a lien on the same collateral securing the Secured Convertible Notes in January 2022 upon the closing of the Merger Agreement with XPDI (together with the Secured Convertible Notes, the “Convertible Notes”). In addition, the Company also issued $31.0 million from issuance through September 30, 2022 as payment-in-kind interest on convertible notes outstanding at the end of the period. The Convertible Notes have a maturity date of April 2025 and bear interest at a rate of 10% per annum, of which 4% is payable in cash and 6% is payable in kind. Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share. The proceeds from the Convertible Notes were used, in part, to repay $30.0 million of senior secured loans to Silverpeak Credit Partners LP. During the nine months ended September 30, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.
As discussed in Note 8, the Company has elected to measure its Convertible Notes at fair value and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within interest expense, net in the Company’s Consolidated Statements of Operations and Comprehensive loss. The Convertible Notes had a fair value of $682.8 million compared to a principal amount of $544.3 million at September 30, 2022. The Company presents changes in fair value of the Convertible Notes during the period as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) is presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk are presented within Accumulated other comprehensive loss on the Consolidated Balance Sheets and as a component of Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss; and (3) other fair value changes are presented within Non-operating expenses, net on the Consolidated Statements of Operations.
The fair value of the Company’s convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, the Company deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and instrument-specific credit risk) for the nine months ended September 30, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The following summarizes the fair value adjustments and debt issuance costs recognized on the convertible notes (in thousands):

	Financial statement line item	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash interest payments	Interest expense, net	$5,488	$16,070
Payment-in-kind (PIK) interest	Interest expense, net	8,232	24,115
Instrument-specific credit risk	Other comprehensive income, net of income taxes	(47,832)	(83,578)
Other fair value adjustments	Fair value adjustment on convertible notes	(4,123)	186,853
Total fair value adjustments		$(38,235)	$143,460

	Financial statement line item	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash interest payments	Interest expense, net	$3,130	$4,850
Payment-in-kind (PIK) interest	Interest expense, net	4,694	7,274
Instrument-specific credit risk	Other comprehensive loss, net of income taxes	8,552	8,552
Other fair value adjustments	Fair value adjustment on convertible notes	8,663	8,663
Total fair value adjustments		$25,039	$29,339
Debt issuance costs	Interest expense, net	$5,083	$10,664
The principal amount of the Convertible Notes as of September 30, 2022 reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $544.3 million as of September 30, 2022, are scheduled to mature on April 19, 2025, which includes $230.9 million for the face value of the Secured Convertible Notes which have payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of September 30, 2022 if held to maturity was $461.9 million. The total amount that would be owed on the Convertible Notes if prepaid as of September 30, 2022 was $789.0 million. See Note 8 for further information on fair value measurement of the Convertible Notes.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

7. REVENUE
The Company primarily generates revenue from hosting services, sales of computer equipment and digital asset mining activities. The Company generally recognizes revenue when the promised service is performed, or control of the promised equipment is transferred to customers. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Deferred Revenue
The Company records contract liabilities in deferred revenue on the Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s deferred revenue balance as of September 30, 2022 and December 31, 2021 was $87.2 million and $136.4 million, respectively, all from advance payments received during the periods then ended.
For the three and nine months ended September 30, 2022, the Company recognized $30.9 million and $79.6 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year, primarily due to the deployment of equipment for related parties for which advanced payments had been received prior to January 1, 2022. For the three and nine months ended September 30, 2021, the Company recognized $5.2 million and $44.2 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year, primarily due to deployment of customer equipment for which advance payments had been received from customers prior to January 1, 2021. Advanced payments received for hosting services are typically recognized as revenue within six months after miner deployment. Advanced payments received for equipment sales are generally recognized as revenue within one year.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services and equipment sales. The Company has performance obligations associated with commitments in customer hosting contracts for future services and commitments to acquire and deploy customer equipment that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of September 30, 2022 and 2021 were $440.7 million and $718.8 million, respectively.

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
Due to the occurrence of the SPAC merger and the subsequent significant decline in the Company’s stock price below the conversion price, the fair value of the Company’s convertible notes beginning with the three months ended June 30, 2022 was determined using a discounted cash flow model that considers the principal and interest payments, including the minimum payoff at maturity of two times the face value of the note plus accrued interest for the Secured Convertible Notes and the value of the call option that includes certain unobservable inputs that may be significant to the fair value measurement such as expected term and volatility of the call option.
The following presents the levels of the fair value hierarchy for the Company's derivative warrant liabilities and the Convertible Notes by issuance date measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2022
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Derivative warrant liabilities:
Public Warrants	$—	$3,062	$—	$—	$3,062
Private Placement Warrants	—	—	2,225	—	2,225
Total derivative warrant liabilities	—	3,062	2,225	—	5,287
Convertible notes:
April 19, 2021[1]	$95,595	$—	$—	$162,797	$162,797
April 21, 2021[1]	5,370	—	—	9,146	9,146
April 23, 2021[1]	48,334	—	—	82,313	82,313
April 26, 2021[1]	81,632	—	—	139,017	139,017
August 20, 2021[2]	52,902	—	—	46,306	46,306
September 10, 2021[2]	15,792	—	—	14,248	14,248
September 23, 2021[2]	78,989	—	—	71,269	71,269
September 24, 2021[2]	62,749	—	—	56,616	56,616
September 27, 2021[2]	2,064	—	—	1,863	1,863
October 1, 2021[2]	90,615	—	—	81,758	81,758
November 10, 2021[2]	10,270	—	—	9,266	9,266
Accrued PIK interest[1,2,3]	—	—	—	8,232	8,232
Total convertible notes	544,312	—	—	682,831	682,831
Total liabilities measured at fair value on a recurring basis	$544,312	$3,062	$2,225	$682,831	$688,118

	December 31, 2021
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Convertible notes:
April 19, 2021[1]	$91,430	$—	$—	$101,078	$101,078
April 21, 2021[1]	5,137	—	—	5,674	5,674
April 23, 2021[1]	46,229	—	—	51,062	51,062
April 26, 2021[1]	78,075	—	—	86,165	86,165
August 20, 2021[2]	50,597	—	—	50,941	50,941
September 10, 2021[2]	16,110	—	—	16,472	16,472
September 23, 2021[2]	76,051	—	—	77,559	77,559
September 24, 2021[2]	60,016	—	—	61,179	61,179
September 27, 2021[2]	1,974	—	—	2,012	2,012
October 1, 2021[2]	86,655	—	—	87,150	87,150
November 10, 2021[2]	9,823	—	—	9,819	9,819
Accrued PIK interest[1,2,4]	—	—	—	7,896	7,896
Total convertible notes	$522,097	$—	$—	$557,007	$557,007

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
3 Represents PIK interest accrued as of September 30, 2022 which will be recorded as additional principal for each respective convertible note on October 1, 2022.
4 Represents PIK interest accrued as of December 31, 2021 which will be recorded as additional principal for each respective convertible note on January 1, 2022.
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the Convertible Notes measured at fair value on a recurring basis using level 3 inputs as of September 30, 2022 (in thousands):

Convertible Notes (Level 3)
Balance at December 31, 2021	$557,007
Issuances (including PIK principal recorded)	7,896
Settlements (including interest payments, PIK principal recorded and conversions)	(13,123)
Unrealized losses	371,951
Balance at March 31, 2022	923,731
Issuances (including PIK principal recorded)	7,851
Settlements (including interest payments, PIK principal recorded and conversions)	(14,772)
Unrealized gains	(190,256)
Balance at June 30, 2022	726,554
Issuances (including PIK principal recorded)	8,031
Settlements (including interest payments, PIK principal recorded and conversions)	(13,519)
Unrealized gains	(38,235)
Balance at September 30, 2022	$682,831
Securities are transferred from level 2 to level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of September 30, 2022, level 3 financial instruments included all the Convertible Notes as the effect of unobservable inputs are significant to the fair value measurement. There were no transfers of securities into or out of level 3 for the three and nine months ended September 30, 2022 and 2021.

The following presents significant Level 3 unobservable inputs used to measure the fair value of certain convertible notes as of September 30, 2022 (dollars in thousands):

	Fair value	Unobservable Input	Low	High	Weighted Average[1]

Convertible Notes	$682,831	Expected term (years)	2.55	2.55	2.55
		Volatility	69.5%	69.5%	69.5%
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

Digital assets

The Company classifies digital assets primarily as level 1. The Company’s digital assets are accounted for as intangible assets with indefinite useful lives. The Company initially recognizes digital assets that are received as digital asset mining revenue based on the fair value of the digital assets. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset surrendered or at the fair value of the asset received if more readily apparent. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. During the three and nine months ended September 30, 2022, the Company recognized impairment of digital assets of $8.0 million and $212.2 million, respectively. During both the three and nine months ended September 30, 2021, the Company recognized impairment of digital assets of $12.6 million. For the three and nine months ended September 30, 2022, the Company recognized net gains of $11.0 million and $25.0 million, respectively, from sales of digital assets. For both the three and nine months ended September 30, 2021, the Company recognized net gains of $0.4 million from sales of digital assets. Digital assets are available for use, if needed, for current operations and are classified as current assets on the Consolidated Balance Sheets, the details of which are presented below (in thousands).

	September 30 2022	December 31 2021
Bitcoin (BTC)	$19,619	$224,843
Ethereum (ETH)	22	4,665
Polygon (MATIC)	—	1,085
Siacoin (SC)	—	803
Dai (DAI)	—	1,353
Other	22	1,549
Total digital assets	$19,663	$234,298
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company recognized losses of $13.1 million on the exchanges during the nine months ended September 30, 2022, which are presented within losses on exchange or disposal of property, plant and equipment on the Consolidated Statements of Operations. The amount of the losses was measured as the difference between the fair value of the installed miners and the carrying value of the deposits for mining equipment to be exchanged. The fair value of the installed miners is classified as a Level 2 fair value measurement and was determined as of contract inception (March 10, 2022) using a cost approach. The replacement cost of the installed miners was estimated through a review of vendor equipment pricing of similar equipment. Physical deterioration was also considered and estimated based on an age/life analysis indicative of a market participant’s anticipated economic useful life for the assets.
During the three months ended September 30, 2022, the Company’s operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for ASIC miners of the type used by the Company in its business operations have decreased significantly from previous levels, including those acquired earlier in 2022. Accordingly, the Company evaluated whether the estimated future undiscounted cash flows from the operation of its data center facilities would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of the property, plant and equipment at the Cedarvale, TX facility site may no longer be fully recoverable by the cash flows of the site. The Company measured the amount of impairment at the Cedarvale, TX facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for both the three and nine months ended September 30, 2022. Refer to the discussion of long-lived asset impairments in Note 2 for additional information regarding the inputs and methodology used to estimate the fair value.

Goodwill and other intangible assets

On June 30, 2022 and September 30, 2022, the Company evaluated its reporting units for impairment and recorded an impairment of goodwill and other intangible assets of $266.0 million and $1.05 billion for three and nine months ended September 30, 2022, respectively, of which $207.8 million and $996.5 million was related to the Mining reporting unit for the three and nine months ended September 30, 2022, respectively, and $58.2 million was related to the Equipment Sales and Hosting reporting unit for both the three and nine months ended September 30, 2022. Refer to Note 4 for additional information regarding the inputs and methodology used to estimate the fair value.
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
The fair value of the Company’s notes payable (excluding the Convertible Notes carried at fair value described above), which are carried at amortized cost, was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. We classified the other notes payable as Level 3 financial instruments due to the considerable judgment required to develop assumptions of the Company’s standalone credit risk and the significance of those assumptions to the fair value measurement. The estimated fair value of the Company’s other notes payable, including both the current and noncurrent portion, was $293.7 million at September 30, 2022 and $184.7 million at December 31, 2021. The carrying values of the notes payable, including both the current and noncurrent portion, was $294.8 million and $171.2 million at September 30, 2022 and December 31, 2021, respectively.

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
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	September 30, 2022
Assets:
Operating lease right-of-use assets	Other noncurrent assets	$20,926
Finance lease right-of-use assets	Property, plant and equipment, net	$88,042
Liabilities:
Operating lease liabilities, current portion	Accrued expenses and other	$849
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$14,594
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$73,045
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$—
The components of lease expense were as follows (in thousands):

	Financial statement line item	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease expense	General and administrative expenses	$589	$898
Short-term lease expense	General and administrative expenses	195	671
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	9,040	27,563
Interest on lease liabilities	Interest expense, net	2,278	6,617
Total finance lease expense		11,318	34,180
Total lease expense		$12,102	$35,749
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Information relating to the lease term and discount rate is as follows:

September 30, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	10.7
Finance leases	2.3
Weighted Average Discount Rate
Operating leases	6.5%
Finance leases	12.7%

The following table summarizes the Company’s supplemental cash flow information (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease Payments
Operating lease payments	$272	$474
Finance lease payments	$6,760	$34,287
Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations[1]	$14,195	$21,574
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$10,557
Increase in finance lease right-of-use assets as a result of lease modification	$693	$693
1 Includes operating lease right-of-use assets of $6.7 million that were recorded upon adoption of Topic 842 on January 1, 2022. Refer to Note 2 for further information.

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at September 30, 2022, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2022	$332	$5,533
2023	2,082	38,518
2024	1,810	36,497
2025	1,866	4,509
2026	1,924	3
2027	1,985	—
Thereafter	12,037	—
Total lease payments	22,036	85,060
Less: imputed interest	6,593	12,015
Total	$15,443	$73,045
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
In August 2022, the Company amended the finance lease agreements with MassMutual Asset Finance LLC to defer lease payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the finance leases and the remaining principal will amortize over the remaining life of the leases beginning in February 2023. The amendments also requires an additional amount blockchain computing equipment to be provided as collateral. The leases under the amended agreements bear interest at a rate of 13.0% per annum. Interest expense on the amended leases has been recognized based on an effective interest rate of 12.5%. As a result of the lease modification, the lease liabilities decreased by $7.7 million with a corresponding decrease to finance lease right-of assets of $7.7 million.
Balance Sheet Classification
As discussed in Note 6, in October 2022 the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. The Company does not believe it was in default under any of its finance lease agreements as of September 30, 2022. In the event of a default, the Company may become subject to certain additional provisions in its finance lease agreements such as higher default interest rates. As a result of these factors, the Company has determined that it is probable that its finance lease liabilities will become due within one year and has therefore classified all of its finance lease liabilities as current liabilities as of September 30, 2022.

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
In July 2022, one of the Company’s largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. On September 28, 2022, Celsius filed a motion in the chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and the Company (the “Celsius Agreement”). Celsius is also using its Chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. The Company strongly disagrees with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and is vigorously defending its interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing scheduled for November 18, 2022. There can be no guarantee that the bankruptcy court will rule in the Company’s favor in a timely manner or that Celsius will honor the terms of the Celsius Agreement. An adverse ruling by the bankruptcy court that provides Celsius the benefits of the Company’s hosting services without Celsius fully paying the costs of such services would have a material effect on the Company’s business, financial condition, results of operations and cash flows. As of September 30, 2022, the Company had accrued $5.2 million as an allowance against amounts due from Celsius.
In November 2022, Sphere 3D Corp. filed a demand for arbitration with JAMS alleging the existence and breach of a contract for hosting services. The arbitration demand alleges that the Company has failed to provide contracted for services and to return approximately $35 million in prepayments made by Sphere 3D for such services. The Company denies the allegations contained in Sphere 3D’s arbitration demand and intends to vigorously defend its interests.
In November 2022, McCarthy Building Companies, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging breach of contract for failing to pay when due certain payments allegedly owing under a contract for construction entered into between the parties.
In November 2022, plaintiff Mei Peng filed a putative class action in the United States District Court, Western District of Texas, Austin Division, asserting that the Company violated the Securities Exchange Act by failing to disclose to investors, among other things, that the Company was vulnerable to litigation, that certain clients had breached their agreements, and that this impacted the Company's profitability and ability to continue as a going concern. The Company denies the allegations contained in the complaint and intends to vigorously defend its interests.
As of September 30, 2022 and December 31, 2021, there were no other material loss contingency accruals.
Leases—See Note 9 for further information.
Purchase obligations—As of September 30, 2022, the Company had outstanding agreements to purchase blockchain mining equipment totaling approximately $49.9 million before considering variable price adjustments, substantially all of which are expected to be settled within one year.
Loss on legal settlement—The Company recognized a loss of $2.6 million during the three and nine months ended September 30, 2021 related to a settlement with a former customer.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

11. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company is authorized to issue 2.00 billion shares of preferred stock, $0.0001 as of September 30, 2022. Prior to the Merger with XPDI, the Company was authorized to issue 50.0 million shares of preferred stock, $0.0001 par value. As of December 31, 2021, 10.8 million shares of preferred stock were issued and outstanding.
Upon the closing of the merger with XPDI on January 19, 2022, each share of Series A and Series B Preferred Stock automatically converted into one share of Core Scientific common stock and each outstanding share of common stock issued as a result of the conversion of Series A and Series B Preferred Stock in connection with the Merger was cancelled and extinguished and converted into the right to receive a number of shares of New Core Common Stock equal to the Exchange Ratio of 1.6001528688. All of the Company’s shares of contingently redeemable convertible preferred stock were converted into 10.8 million shares of the Company’s common stock during the nine months ended September 30, 2022.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

12. STOCKHOLDERS' EQUITY
Authorized Capital—As of September 30, 2022, the Company was authorized to issue 10.00 billion shares of common stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share.
In January 2021, in connection with the stockholder loan described in Note 6, the Company issued a warrant to the stockholder to purchase up to 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant is set to expire in January 2023 and is exercisable and unexercised as of September 30, 2022.
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
Equity Line of Credit

In July 2022, the Company entered into a common stock purchase agreement (the “Equity Line of Credit”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley. Pursuant to the Equity Line of Credit, subject to the satisfaction of the conditions set forth in the Equity Line of Credit, the Company will have the right to sell to B. Riley, up to $100.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of Common Stock pursuant to the Equity Line of Credit, and the timing of any sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Equity Line of Credit.
The per share purchase price that B. Riley is required to pay for shares of the Company’s Common Stock in a Purchase effected by the Company pursuant to the Equity Line of Credit, if any, will be determined by reference to the volume weighted average price (“VWAP”) of the Common Stock, calculated in accordance with the Equity Line of Credit, for the period (the “Purchase Valuation Period”) beginning at the official open (or “commencement”) of the regular trading session on Nasdaq on the applicable Purchase Date (as defined in the Equity Line of Credit) for such Purchase, and ending at the earliest to occur of (i) 3:59 p.m., New York City time, on such Purchase Date or such earlier time publicly announced by the trading market as the official close of the regular trading session on such Purchase Date, (ii) such time that the total aggregate number (or volume) of shares of Common Stock traded on Nasdaq during such Purchase Valuation Period (calculated in accordance with the Equity Line of Credit) reaches the applicable share volume maximum amount for such Purchase (the “Purchase Share Volume Maximum”), calculated by dividing (a) the applicable Purchase Share Amount for such Purchase, by (b) 0.20, and (iii) such time that the trading price of a share of Common Stock on Nasdaq during such Purchase Valuation Period (calculated in accordance with the Equity Line of Credit) falls below the applicable minimum price threshold for such Purchase specified by the Company in the Purchase Notice for such Purchase, or if the Company does not specify a minimum price threshold in such Purchase Notice, a price equal to 75.0% of the closing sale price of the Common Stock on the trading day immediately prior to the applicable Purchase Date for such Purchase (the “Minimum Price Threshold”), less a fixed 3.0% discount to the VWAP for such Purchase Valuation Period.
The net proceeds to the Company from sales that the Company elects to make to B. Riley under the Equity Line of Credit, if any, will depend on the frequency and prices at which the Company sells shares of the Company’s Common Stock to B. Riley. The Company expects that any proceeds received by the Company from such sales to B. Riley will be used for general corporate purposes.
There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Equity Line of Credit or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified “Variable Rate Transactions” (as such term is defined in the Equity Line of Credit) during the term of the Equity Line of Credit. Such transactions include, among others, the issuance of convertible securities with a conversion or exercise price that is based upon or varies with the trading price of the Company’s Common Stock after the date of issuance, or the Company’s effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar continuous offering with a third party, in which the Company may offer, issue or sell Common Stock or any securities exercisable, exchangeable or convertible into Common Stock at a future determined price.
Under the applicable Nasdaq rules, in no event may the Company issue to B. Riley under the Equity Line of Credit more than 70.3 million shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Equity Line of Credit (the “Exchange Cap”), unless (i) the Company obtains

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by B. Riley for all of the shares of Common Stock that the Company directs B. Riley to purchase from the Company pursuant to the Equity Line of Credit, if any, equals or exceeds $1.75 per share (representing the lower of the official closing price of the Company’s Common Stock on Nasdaq on the trading day immediately preceding the date of the Equity Line of Credit and the average official closing price of the Company’s Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Equity Line of Credit, as adjusted pursuant to applicable Nasdaq rules). Moreover, the Company may not issue or sell any shares of Common Stock to B. Riley under the Equity Line of Credit which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.
The Equity Line of Credit will automatically terminate on the earliest to occur of (i) the first day of the month next following the 24-month anniversary of the Commencement Date (as such term is defined in the Equity Line of Credit), (ii) the date on which B. Riley shall have purchased from the Company under the Equity Line of Credit shares of Common Stock for an aggregate gross purchase price of $100.0 million, (iii) the date on which the Common Stock shall have failed to be listed or quoted on Nasdaq or another U.S. national securities exchange identified as an “eligible market” in the Equity Line of Credit, (iv) the 30th trading day after the date on which the Company commences a voluntary proceeding or any third party commences a bankruptcy proceeding against the Company that is not discharged or dismissed prior to such trading day, and (v) the date on which a bankruptcy custodian is appointed for all or substantially all of the Company’s property or the Company makes a general assignment for the benefit of creditors.
The Company has the right to terminate the Equity Line of Credit at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice to B. Riley. B. Riley has the right to terminate the Equity Line of Credit upon five (5) trading days’ prior written notice to the Company upon the occurrence of certain events set forth in the Equity Line of Credit. The Company and B. Riley may also agree to terminate the Equity Line of Credit by mutual written consent, provided that no termination of the Equity Line of Credit will be effective until the fifth trading day immediately following the settlement date related to any pending purchase that has not been fully settled in accordance with the Equity Line of Credit. Neither the Company nor B. Riley may assign or transfer their respective rights and obligations under the Equity Line of Credit or the Registration Rights Agreement.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line of Credit, upon execution of the Equity Line of Credit in July 2022, the Company issued 0.6 million shares to B. Riley with a fair value of $1.1 million at issuance which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations and presented as equity line of credit expenses on the Consolidated Statements of Cash Flows. In addition, the Company reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Equity Line of Credit and the Registration Rights Agreement.

During the three and nine months ended September 30, 2022, the Company issued 7.3 million shares under the Equity Line of Credit for a total sales price to B. Riley of $12.8 million, consisting of (a) cash proceeds received of $11.7 million and (b) $1.1 million of proceeds due from B. Riley as of September 30, 2022 that was recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. The total sales price of $12.8 million for issuances during the three and nine months ended September 30, 2022 is net of $0.3 million for the fixed 3.0% discount to the VWAP described above which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations and presented as equity line of credit expenses on the Consolidated Statements of Cash Flows. As of September 30, 2022, 63.0 million shares of Common Stock were available to be issued under the Equity Line of Credit.

As discussed in Note 6, 25% of the net cash proceeds received for shares issued under the Equity Line of Credit is required to be applied by the Company to repay the outstanding principal amount of the Amended Bridge Notes. As of September 30, 2022, the Company owed $2.9 million on the Amended Bridge Notes related to proceeds received under the Equity Line of Credit.

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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

In February 2022, 0.2 million of the warrants were exercised in a cashless exercise resulting in 0.1 million net shares issued to the warrant holders.

Convertible Note Exercises

As discussed in Note 6, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $31.0 million from issuance through September 30, 2022 as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the nine months ended September 30, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.

SPAC Vesting Shares

1.7 million common shares are subject to vesting requirements, as described further in Note 1. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Consolidated Balance Sheet as of September 30, 2022.
Vendor Settlement

In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition. In addition, the vendor liability requires settlement in cash based on the difference between the weighted average of the closing price of the Company’s common stock for each day there was a closing price during the thirty consecutive days immediately prior to the expiration of the lockup period (defined in the agreement as 180 days from the date from the closing of the XPDI merger) and the $21.3 million contractual amount of the liability. During the three and nine months ended September 30, 2022 we recorded $0.1 million and $9.5 million, respectively, within Other non-operating expenses, net on the Consolidated Statements of Operations related to changes in the fair value of the vendor liability. As of September 30, 2022, the fair value of the liability of $18.1 million was recorded within Accrued expenses and other on the Consolidated Balance Sheet.
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

At the Special Meeting in connection with the XPDI Merger, the stockholders of XPDI approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Awards granted under the 2021 Plan may be incentive stock options (must meet all statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2021 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Company’s board of directors. Following the consummation of the Merger, the Company expects that its board of directors will make grants of awards under the Incentive Plan to eligible participants. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 45.0 million shares, of which 30.1 million was available for issuance as of September 30, 2022.
Stock-Based Compensation

Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of September 30, 2022, we had unvested or unexercised stock-based awards outstanding representing approximately 81.0 million shares of our common stock, consisting of approximately 54.0 million RSAs and RSUs and options to purchase approximately 27.0 million shares of our common stock with a weighted average exercise price of $8.9 and a weighted average expense amortization period of 3.3 years.
On June 8, 2022, the compensation committee (the “Compensation Committee”) of the board of directors (the “Board”) of the Company approved an amendment to the Company’s award agreement for the RSUs outstanding under the 2018 Plan, to provide for the waiver and elimination of the requirement that the Company undergo a “change in control” or a “public offering” for full vesting of the previously outstanding time-vested award (the “RSU Amendment”). Although the mergers that the Company underwent did not satisfy the event-based vesting requirement, they significantly reduced the possibility of the requirement being met as contemplated under the 2018 Plan. The RSU Amendment was authorized and approved by the Board and the Compensation Committee as necessary, desirable, and in the best interest of the Company and its stockholders. As a result of the RSU Amendment, all outstanding RSUs under the 2018 Plan are subject only to time-based vesting, of which RSUs covering approximately 42 million shares of Common Stock were net settled, with approximately 15 million shares of Common Stock to be canceled and forfeited to satisfy tax withholding obligations in June 2022.

During the three and nine months ended September 30, 2022, the Company granted 13.1 million and 27.1 million RSUs, respectively, to various employees and directors with a weighted-average grant date fair value (reflecting the RSU Amendment described above) of $3.08 and $2.93 per share, respectively.
Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 is included in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$4,366	$—	$23,287	$—
Research and development	5,210	—	20,269	—
Sales and marketing	(720)	—	8,870	—
General and administrative[1,2]	20,897	28,288	114,122	31,012
Total stock-based compensation expense[1,2]	$29,753	$28,288	$166,548	$31,012
1 Includes $(0.1) million and $0.6 million that was recorded as an adjustment to accrued expenses and other within total current liabilities during the three and nine months ended September 30, 2022, respectively.
2 Includes $1.0 million of stock-based compensation that were provided in severance as part of restructuring charges incurred during the three and nine months ended September 30, 2022.

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $97.8 million, which is expected to be recognized over a weighted average time period of 3.2 years. As of September 30, 2022, the Company had approximately $126.2 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 3.3 years.

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
The income tax expense (benefit) and effective income tax rate for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Income tax expense (benefit)	$10,642	$(815)	$4,398	$(697)
Effective income tax rate	(2.5)%	4.7%	(0.3)%	5.0%
For the three months ended September 30, 2022, discrete tax expense of $1.5 million is included in the $10.6 million of income tax expense. The Company's estimated annual effective income tax rate without discrete items was 0.3%, compared to the US federal statutory rate of 21.0% due to state income tax of 0.6%, the fair value adjustment on debt instruments of (1.8)%, change in valuation allowance of (6.4)%, goodwill impairment of (12.2)%, non-deductible interest of (0.6)%, and other of (0.3)%. For the nine months ended September 30, 2022, discrete tax expense of $9.1 million is included in the $4.4 million of income tax expense.
For the three months ended September 30, 2021, no discrete tax expense was included in the $0.8 million of income tax benefit. The Company’s estimated annual effective income tax rate without discrete items was 4.9%, compared to the US federal statutory rate of 21.0% due to state income tax of 5.1%, the change in valuation allowance of (31.6)%, non deductible interest of 5.6%, and fair value adjustments on debt instruments of 4.8%. For the nine months ended September 30, 2021, no discrete tax expense was included in the $0.7 million of income tax benefit.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

14. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(434,792)	$(16,629)	$(1,711,471)	$(13,194)

Weighted average shares outstanding - basic	354,195	236,951	318,169	184,790
Add: Dilutive share-based compensation awards	—	—	—	—
Weighted average shares outstanding - diluted	354,195	236,951	318,169	184,790

Net loss per share - basic	$(1.23)	$(0.07)	$(5.38)	$(0.07)
Net loss per share - diluted	$(1.23)	$(0.07)	$(5.38)	$(0.07)

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	27,024	11,714	27,024	11,714
Preferred stock	—	10,826	—	10,826
Warrants	18,311	6,808	18,311	6,808
Restricted stock and restricted stock units	53,996	81,449	53,996	81,449
Convertible Notes	68,126	—	68,126	—
SPAC Vesting Shares	1,725	—	1,725	—
Total potentially dilutive securities	169,182	110,797	169,182	110,797

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment Sales and Hosting Segment
Revenue:
Hosting revenue	$44,916	$20,488	$117,066	$51,742
Equipment sales	37,161	35,533	78,660	113,435
Total revenue	$82,077	$56,021	$195,726	$165,177
Cost of revenue:
Cost of hosting services	$44,975	$19,577	$119,850	$48,956
Cost of equipment sales	27,917	24,997	63,993	82,328
Total cost of revenue	$72,892	$44,574	$183,843	$131,284
Gross profit	$9,185	$11,447	$11,883	$33,893
Mining Segment
Revenue:
Digital asset mining income	$80,495	$57,118	$323,337	$77,511
Total revenue	$80,495	$57,118	$323,337	$77,511
Cost of revenue:
Cost of digital asset mining	$116,756	$10,141	$279,576	$13,909
Total cost of revenue	116,756	10,141	279,576	13,909
Gross (loss) profit	$(36,261)	$46,977	$43,761	$63,602
Consolidated
Consolidated total revenue	$162,572	$113,139	$519,063	$242,688
Consolidated cost of revenue	$189,648	$54,715	$463,419	$145,193
Consolidated gross (loss) profit	$(27,076)	$58,424	$55,644	$97,495
For the three months ended September 30, 2022 and 2021, cost of revenue included depreciation expense of $3.3 million and $1.5 million, respectively, for the Equipment Sales and Hosting segment. For the three months ended September 30, 2022 and 2021, cost of revenue included depreciation expense of $61.1 million and $4.6 million, respectively for the Mining segment.
For the nine months ended September 30, 2022 and 2021, cost of revenue included depreciation expense of $8.2 million and $5.2 million, respectively, for the Equipment Sales and Hosting segment. For the nine months ended September 30, 2022 and 2021, cost of revenue included depreciation expense of $146.8 million and $6.2 million, respectively for the Mining segment.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of September 30, 2022 and December 31, 2021, all of the Company’s fixed assets were located in the United States. For the three and nine months ended September 30, 2022, 95% and 99%, respectively, of the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2022, 50% and 62%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of September 30, 2022 and December 31, 2021, substantially all of our digital assets were held by two third-party digital asset services.
For the three and nine months ended September 30, 2022, one hosting and equipment customer accounted for 10% or more of the Company’s total revenue. For the three and nine months ended September 30, 2022 and 2021, the concentration of hosting and equipment customers comprising 10% or more of the Company’s total revenue and Equipment Sales and Hosting segment revenue was as follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	Percent of total revenue:		Percent of Equipment Sales and Hosting segment revenue:
Customer
A (related party)	23%	8%	46%	16%
B	N/A	24%	19%	48%
C	N/A	N/A	N/A	11%

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Percent of total revenue:		Percent of Equipment Sales and Hosting segment revenue:
Customer
A (related party)	16%	N/A	42%	N/A
B	N/A	23%	20%	34%
C	N/A	14%	N/A	21%
Blockcap[1]	N/A	12%	N/A	18%
1 Blockcap was a related party prior to July 30, 2021. Subsequent to the Blockcap acquisition on July 30, 2021, Blockcap became a consolidated subsidiary. Refer to Note 3 for further information on the Blockcap acquisition.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

A reconciliation of the reportable segment gross (loss) profit to loss before income taxes included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable segment gross (loss) profit	$(27,076)	$58,424	$55,644	$97,495
Loss on legal settlement	—	(2,603)	—	(2,603)
Gain from sales of digital assets	11,036	391	25,007	405
Impairment of digital assets	(7,986)	(12,552)	(212,184)	(12,552)
Impairment of goodwill and other intangibles	(268,512)	—	(1,059,265)	—
Impairment of property, plant and equipment	(59,259)	—	(59,259)	—
Losses on exchange or disposal of property, plant and equipment	—	—	(13,057)	(17)
Operating expenses:
Research and development	6,192	1,586	24,305	4,231
Sales and marketing	39	932	11,675	2,186
General and administrative	43,346	36,358	174,380	46,975
Total operating expenses	49,577	38,876	210,360	53,392
Operating (loss) income	(401,374)	4,784	(1,473,474)	29,336
Non-operating expenses, net:
Loss on debt extinguishment	—	—	—	8,016
Interest expense, net	25,942	13,569	74,734	26,550
Fair value adjustment on convertible notes	(4,123)	8,663	186,853	8,663
Fair value adjustment on derivative warrant liabilities	(521)	—	(32,985)	—
Other non-operating expenses (income), net	1,478	(4)	4,997	(2)
Total non-operating expenses, net	22,776	22,228	233,599	43,227
Loss before income taxes	(424,150)	(17,444)	(1,707,073)	(13,891)
Income tax expense (benefit)	10,642	(815)	4,398	(697)
Net loss	$(434,792)	$(16,629)	$(1,711,471)	$(13,194)

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

16. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three and nine months ended September 30, 2022, the Company recognized hosting revenue from the contracts with these entities of $9.2 million and $22.7 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized hosting revenue from the contracts with these entities of $2.9 million and $13.9 million, respectively.
In addition, for the three and nine months ended September 30, 2022, the company recognized equipment sales revenue of $29.7 million and $67.3 million, respectively, from these entities. For the three and nine months ended September 30, 2021, the company recognized equipment sales revenue of $11.7 million and $29.1 million, respectively, from these same various entities. As of September 30, 2022 and December 31, 2021, the Company had accounts receivable of $0.9 million and $0.3 million, respectively, from these entities.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three and nine months ended September 30, 2022, the Company incurred reimbursements of $0.7 million and $1.8 million, respectively. For the three and nine months ended September 30, 2021, the Company incurred reimbursements of $0.4 million and $0.6 million, respectively. As of September 30, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

17. SUBSEQUENT EVENTS
Hosting contract terminations
Subsequent to September 30, 2022, the hosting contracts for three customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers are expected to be removed from the Company’s data center facilities and returned to the customers by the end of 2022. For all three customers in the aggregate, the Company recorded total hosting revenue for the three and nine month ended September 30, 2022 of $7.3 million and $16.3 million, respectively, of which $5.1 million and $11.7 million, respectively, was hosting revenue from related parties.
Equity line of credit transactions
Subsequent to September 30, 2022, the Company issued 6.0 million shares under the Equity Line of Credit for a total sales price to B. Riley of $7.9 million. In addition, the Company received $1.1 million of proceeds due from B. Riley that had been recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2022. As of the date of this report, 56.9 million shares of Common Stock were available to be issued under the Equity Line of Credit.

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
•meet future liquidity requirements and comply with covenants in our indebtedness;
•effectively respond to general economic and business conditions, including the price of bitcoin;
•maintain the listing on, or to prevent the delisting of our securities from, Nasdaq or another national securities exchange;
•obtain additional capital, whether equity or debt, or exist or remain as a going concern;
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
•anticipate the impact of changes in U.S. federal income tax laws, including the impact on deferred tax assets; and
•successfully defend litigation, including matters in the Celsius chapter 11 proceedings.

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

Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining colocation services and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide hosting colocation services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021 and 606MW as of September 30, 2022. We mine Bitcoin, Ethereum and other digital assets for third-party hosting customers and for our own account at our six fully operational data centers in North Carolina (2), Georgia (2), North Dakota (1) and Kentucky (1). In addition, in October 2021, we announced the entry of an agreement with the City of Denton, Texas and an affiliate of Tenaska Energy, Inc. to develop our seventh facility, a blockchain data center in Denton, Texas, which became operational in February 2022 with an initial operating capacity approaching 22 MW and is expected to have 300MW of power when completed.
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
We operate in two segments: “mining” consisting of digital asset mining for our own account, and “hosting and equipment sales” consisting of our blockchain infrastructure and third-party hosting business, and associated sales of mining equipment to customers.
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
Our total revenue was $162.6 million and $113.1 million for the three months ended September 30, 2022 and 2021, respectively. We had an operating loss of $401.4 million and operating income of $4.8 million for the three months ended September 30, 2022 and 2021, respectively. We had a net loss of $434.8 million and $16.6 million for the three months ended September 30, 2022 and 2021, respectively. Our Adjusted EBITDA was $17.5 million and $54.7 million for the three months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Our total revenue was $519.1 million and $242.7 million for the nine months ended September 30, 2022 and 2021, respectively. We had an operating loss of $1.47 billion and operating income of $29.3 million for the nine months ended September 30, 2022 and 2021, respectively. We had a net loss of $1.71 billion and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively. Our Adjusted EBITDA was $169.7 million and $88.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Recent Developments

Updates on our Business and Liquidity Position

Our operating performance and liquidity have been severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. As a result, management has been actively taking steps to decrease operating costs, eliminate and delay construction expenses, reduce and delay capital expenditures and increase hosting revenues. In addition, in October 2022 we determined not to make certain payments with respect to several of our debt facilities, equipment financing facilities and leases and other financings, including our two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing us for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. We do not believe we were in default under any of our debt agreements as of September 30, 2022.

In light of the foregoing, we are in the process of exploring a number of potential strategic alternatives with respect to our capital structure, including hiring strategic advisers, raising additional capital or restructuring its existing capital structure. Specifically, we have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP, as financial advisers, to assist us in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity. We and our advisers have begun to engage in discussions with certain of its creditors regarding these initiatives. We expect these activities will continue and intensify. Among possible alternatives, we may explore liability management transactions, including exchanging its existing debt for equity or additional debt, which transactions may be dilutive to holders of our common stock. These discussions may not result in any agreement on commercially acceptable terms or at all. Furthermore, we may seek alternative sources of equity or debt financing, evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws.

As of October 31, 2022, we held 62 bitcoins and approximately $32.2 million in cash as compared to 1,051 bitcoins and approximately $29.5 million in cash as of September 30, 2022.

It is very difficult to estimate our future liquidity requirements. We anticipate that existing cash resources will be depleted by the end of 2022 or sooner. Depending on our assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when or if bitcoin prices will recover or energy costs will abate.

Given the uncertainty regarding our financial condition, substantial doubt exists about our ability to continue as a going concern for a reasonable period of time. Refer to the discussion under Liquidity and Capital Resources and the discussion within Note 2 under Basis for Presentation – Going Concern for further information.
Celsius Bankruptcy
In July 2022, one of our largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under chapter 11 of the United States Bankruptcy Code. On September 28, 2022, Celsius filed a motion in the chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and us (the “Celsius Agreement”). Celsius is also using its chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. We strongly disagree with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and are vigorously defending our interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing scheduled for November 18, 2022. There can be no guarantee that the bankruptcy court will rule in our favor in a timely manner or that Celsius will honor the terms of the Celsius Agreement. An adverse ruling by the bankruptcy court that provides Celsius the benefits of our hosting services without Celsius fully paying the costs of such services would have a material effect on our business, financial condition, results of operations and cash flows. As of September 30, 2022, $5.2 million was due from Celsius, for we had had fully reserved $5.2 million as an allowance, that is presented within accounts receivable, net, of which $1.6 million was outstanding in July 2022 at the time of bankruptcy petition. Celsius may take actions in its chapter 11 proceeding to terminate or renegotiate its agreements with us and/or seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control.

B. Riley Equity Line of Credit
In July 2022, we entered into a common stock purchase agreement (the “Equity Line of Credit”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Equity Line of Credit, subject to the satisfaction of the conditions set forth in the Equity Line of Credit, we will have the right to sell to B. Riley, up to $100.0 million of shares of our common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of common stock pursuant to the Equity Line of Credit, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Equity Line of Credit.
Under the applicable Nasdaq rules, in no event may the Company issue to B. Riley under the Equity Line of Credit more than 70.3 million shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Equity Line of Credit (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by B. Riley for all of the shares of Common Stock that the Company directs B. Riley to purchase from us pursuant to the Equity Line of Credit, if any, equals or exceeds $1.75 per share (representing the lower of the official closing price of the our Common Stock on Nasdaq on the trading day immediately preceding the date of the Equity Line of Credit and the average official closing price of our Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Equity Line of Credit, as adjusted pursuant to applicable Nasdaq rules). Moreover, we may not issue or sell any shares of Common Stock to B. Riley under the Equity Line of Credit which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.
The net proceeds to us from sales that we elect to make to B. Riley under the Equity Line of Credit, if any, will depend on the frequency and prices at which we sell shares of our Common Stock to B. Riley. We expect that any proceeds received by us from such sales to B. Riley will be used for general corporate purposes.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at our direction upon the terms and subject to the conditions set forth in the Equity Line of Credit, upon execution of the Equity Line of Credit, we issued 0.6 million shares to B. Riley. In addition, we reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Equity Line of Credit and the Registration Rights Agreement.

During the three and nine months ended September 30, 2022, the Company issued 7.3 million shares under the Equity Line of Credit for a total sales price to B. Riley of $12.8 million, consisting of (a) cash proceeds received of $11.7 million and (b) $1.1 million of proceeds due from B. Riley as of September 30, 2022 that was recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets. The total sales price of $12.8 million for issuances during the three and nine months ended September 30, 2022 is net of $0.3 million for the fixed 3.0% discount to the volume weighted average price (“VWAP”) of the Common Stock, calculated in accordance with the Equity Line of Credit, which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations. As of September 30, 2022, 63.0 million shares of Common Stock were available to be issued under the Equity Line of Credit.

As described below, 25% of the net cash proceeds received for shares issued under the Equity Line of Credit that is required to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. As of September 30, 2022, the Company owed $2.9 million on the Amended Bridge Notes related to proceeds received under the Equity Line of Credit.
Subsequent to September 30, 2022, we issued 6.0 million shares under the Equity Line of Credit for a total sales price to B. Riley of $7.9 million. In addition, we received $1.1 million of proceeds due from B. Riley that had been recorded within prepaid expenses and other current assets on the Consolidated Balance Sheets as of September 30, 2022. As of the date of this report, 56.9 million shares of Common Stock were available to be issued under the Equity Line of Credit.

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
The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes.

MassMutual Amendments
In August 2022, the Company amended the Mass Mutual Barings loans to defer principal payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the loans and the remaining principal will amortize over the remaining life of the loans beginning in February 2023. The amendments also require an additional amount of blockchain computing equipment to be provided as collateral. Interest expense on the amended loans has been recognized based on an effective interest rate of 13.0%. In August 2022, the Company issued 0.3 million shares of Common Stock to Mass Mutual Barings as an amendment fee.

In August 2022, the Company amended the finance lease agreements with MassMutual Asset Finance LLC to defer lease payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the finance leases and the remaining principal will amortize over the remaining life of the leases beginning in February 2023. The amendments also requires an additional amount blockchain computing equipment to be provided as collateral. The leases under the amended agreements bear interest at a rate of 13.0% per annum. Interest expense on the amended leases has been recognized based on an effective interest rate of 12.5%. As a result of the lease modification, the lease liabilities decreased by $7.7 million with a corresponding decrease to finance lease right-of assets of $7.7 million.

Impairment Charges
During the three months ended September 30, 2022, falling digital asset prices, significantly higher energy prices, inflation and supply chain disruptions increased our electricity costs, delayed facility development and miner deployments and reduced our profitability. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations also increased significantly, which have made it difficult for us to expand our business and reduced our operating profitability. Inflation and capital constraints have forced us and many companies like us to sell digital assets for cash that has contributed to large scale selling of digital assets and a decrease in the price of digital assets, including bitcoin. On June 30, 2022 and September 30, 2022, we identified a triggering event related to our assets and recorded a goodwill and other intangibles impairment charge of $268.5 million and $1.06 billion for the three and nine months ended September 30, 2022, respectively. The falling prices of digital assets also resulted in an $8.0 million and $212.2 million impairment of digital assets being recorded for the three and nine months ended September 30, 2022, respectively. In addition, the prolonged decrease in the price of bitcoin, the increase in electricity costs and the increase in the global bitcoin network hash rate during the period resulted in an impairment of property, plant and equipment of $59.3 million for both the three and nine months ended September 30, 2022. A continuation of these trends could result in further asset impairments in future periods.

RSU Amendment
During the nine months ended September 30, 2022, we amended our outstanding restricted stock units (“RSUs”) to provide for the waiver and elimination of the additional vesting requirement that Core Scientific undergo a “change in control” or a “public offering” for full vesting of outstanding time-vested awards (the “RSU Amendment”). As a result of the RSU Amendment, outstanding RSUs that were time-vested were net settled and outstanding RSUs not vested are subject only to time-based vesting. Share-based compensation expense increased $135.5 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily as a result of the RSU Amendment.
Hosting contract terminations
Subsequent to September 30, 2022, the hosting contracts for three customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers are expected to be removed from our data center facilities and returned to the customers by the end of 2022. For all three customers in the aggregate, we recorded total hosting revenue for the three and nine month ended September 30, 2022 of $7.3 million and $16.3 million, respectively, of which $5.1 million and $11.7 million, respectively, was hosting revenue from related parties. We plan to replace the previously-hosted ASIC servers with our own self-mining equipment as the ASIC servers are removed and returned to the customers.
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
Mining Equipment
We own and host specialized computers (“miners”) configured for the purpose of validating transactions on multiple digital asset network blockchains (referred to as, “mining”), predominantly the Bitcoin network. Substantially all of the miners we own and host were manufactured by Bitmain and incorporate ASIC chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for bitcoin digital asset rewards.
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We prepay a significant portion of the purchase price for these new miners as partially refundable deposits, with delivery expected to occur in monthly installments through the first quarter of 2023, and the remainder of the purchase price for these new miners is payable in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement.
As of September 30, 2022, we had deployed approximately 232,000 bitcoin miners, which number consists of approximately 130,000 self-miners and approximately 102,000 hosted miners, which represented 13.0 exahash per second (“EH/s”) and 9.5 EH/s for self-miners and hosted miners, respectively. As of September 30, 2022, the remaining contractual purchase obligations on the bitcoin miners on order is approximately $49.9 million, substantially all of which are expected to be settled within one year. We expect a significant portion of our commitments for bitcoin miners as of September 30, 2022 to be reduced through price reductions and coupons. We allocate in advance our mining equipment orders between our self-mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers.

The table below summarizes the total number of self- and hosted miners in operation as of September 30, 2022 (miners in thousands).

	Bitcoin Miners in Operation as of September 30, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	13.0	130.0
Hosted miners	9.5	102.0
Total mining equipment	22.5	232.0

Summary of Digital Asset Activity
Activity related to our digital asset balances for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	September 30, 2022	September 30, 2021
Digital assets, beginning of period	$234,298	$63
Digital asset mining revenue	323,337	77,511
Blockcap acquisition	—	77,560
Proceeds from sales of digital assets and other	(350,795)	(26,754)
Gain from sales of digital assets	25,007	405
Impairment of digital assets	(212,184)	(12,552)
Digital assets, end of period	$19,663	$116,233
Impact of COVID-19
The COVID-19 pandemic has had and continues to have an adverse impact on our business and operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking.
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
It also allocated funds for the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. In April 2020, we received a loan of $2.2 million from the PPP through the SBA. The loan was unsecured and bore interest at a rate per annum of 1% and monthly payments of principal were to begin in July 2021. The loan was due in full in April 2022, however in July 2021, we repaid the loan in full.
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
The Merger and Public Company Costs
On July 20, 2021, we entered into the merger agreement with XPDI and the Merger Sub (the “Merger Agreement”). XPDI’s stockholders approved the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, XPDI acquired Core Scientific through a series of transactions, including (x) Merger Sub merging with and into Core Scientific (the “First Merger”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, and (y) following the closing of the First Merger, Core Scientific merging with and into XPDI (the “Second

Merger”), with XPDI surviving the Second Merger. In connection with the closing of the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. As a result of the merger, among other things, each outstanding share of Legacy Core Scientific common stock was cancelled in exchange for the right to receive 1.6001528688 of a share of our common stock.
The Merger provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $195.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the Merger, former Core Scientific stockholders own 90.7%, former XPDI public stockholders own 6.7% and XPDI’s sponsor owns 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the Merger were used to fund mining equipment purchases and infrastructure build-out as the Company expands its leadership position.
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

Key Business Metrics and Non-GAAP Financial Measure
In addition to our financial results, we use the following business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business metrics, see the sections titled “─Hash Rate” and “─Adjusted EBITDA” below.

	September 30,
	2022	2021
Self-Mining Hash rate (Exahash per second)	13.00	2.64

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA (in millions)	$17.5	$54.7	$169.7	$88.0
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
Our self-mining hash rate was 13.00 EH/s and 2.64 EH/s as of September 30, 2022 and 2021, respectively, representing a 392% increase year over year.

Our combined self-mining and customer and related party hosting hash rate grew 216%, to 22.50 EH/s as of September 30, 2022 from 7.12 EH/s as of September 30, 2021.
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

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the` same fashion. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA
Net loss	$(434,792)	$(16,629)	$(1,711,471)	$(13,194)
Adjustments:
Interest expense, net	25,942	13,569	74,734	26,550
Income tax expense (benefit)	10,642	(815)	4,398	(697)
Depreciation and amortization	64,570	6,895	156,544	12,886
Loss on debt extinguishment	—	—	—	8,016
Stock-based compensation expense[1]	29,753	28,288	166,548	31,012
Loss on legal settlement	—	2,603	—	2,603
Fair value adjustment on derivative warrant liabilities	(521)	—	(32,985)	—
Fair value adjustment on convertible notes	(4,123)	8,663	186,853	8,663
Gain from sales of digital assets	(11,036)	(391)	(25,007)	(405)
Impairment of digital assets	7,986	12,552	212,184	12,552
Impairment of goodwill and other intangibles	268,512	—	1,059,265	—
Impairment of property, plant and equipment	59,259	—	59,259	—
Losses on exchange or disposal of property, plant and equipment	—	—	13,057	17
Gain on sale of intangible assets	—	—	(5,904)	—
Cash restructuring charges	(125)	—	1,320	—
Fair value adjustment on acquired vendor liability	68	—	9,498	—
Equity line of credit expenses	1,431	—	1,431	—
Non-cash and other items	(21)	—	(27)	—
Adjusted EBITDA	$17,545	$54,735	$169,697	$88,003
1 Includes $1.0 million of stock-based compensation that was provided in severance as part of restructuring charges incurred during the three and nine months ended September 30, 2022.

Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers, and proceeds related to digital currency transaction processing (digital asset mining revenue) fees.
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
Loss on legal settlement
Loss on legal settlement represents a settlement loss on amounts paid to a former customer.
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
Impairment of property, plant and equipment
The Company tests property, plant and equipment for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the property, plant and equipment. Property, plant and equipment may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
Losses on exchange or disposal of property, plant and equipment
Losses on exchange or disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment exchanged or disposed of and fair value of the consideration received upon exchange or disposal. The fair value of noncash consideration received in an exchange of property, plant and equipment is determined as of contract inception.

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
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees, who are not part of the research and development and sales and marketing organization, professional fees, and other personnel related expenses. Also included is stock-based compensation, insurance, amortization of intangibles, asset impairments, franchise taxes, and bank fees.
Non-operating expenses, net
Non-operating expenses, net includes loss on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities and other non-operating expenses (income), net.
Income tax expense (benefit)
Income tax expense (benefit) consists of U.S. federal, state and local income taxes, if any. For the three and nine months ended September 30, 2022, our income tax expense was $10.6 million and $4.4 million, respectively. For the three and nine months ended September 30, 2021, our income tax benefit was $0.8 million and $0.7 million, respectively. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations for the Three Months Ended September 30, 2022 and 2021
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$35,731	$17,585	$18,146	103%
Hosting revenue from related parties	9,185	2,903	6,282	216%
Equipment sales to customers	7,468	23,879	(16,411)	(69)%
Equipment sales to related parties	29,693	11,654	18,039	155%
Digital asset mining revenue	80,495	57,118	23,377	41%
Total revenue	162,572	113,139	49,433	44%
Cost of revenue:
Cost of hosting services	44,975	19,577	25,398	130%
Cost of equipment sales	27,917	24,997	2,920	12%
Cost of digital asset mining	116,756	10,141	106,615	NM
Total cost of revenue	189,648	54,715	134,933	247%
Gross (loss) profit	(27,076)	58,424	(85,500)	NM
Loss on legal settlement	—	(2,603)	2,603	NM
Gain from sales of digital assets	11,036	391	10,645	NM
Impairment of digital assets	(7,986)	(12,552)	4,566	NM
Impairment of goodwill and other intangibles	(268,512)	—	(268,512)	NM
Impairment of property, plant and equipment	(59,259)	—	(59,259)	NM
Operating expenses:
Research and development	6,192	1,586	4,606	290%
Sales and marketing	39	932	(893)	NM
General and administrative	43,346	36,358	6,988	19%
Total operating expenses	49,577	38,876	10,701	28%
Operating (loss) income	(401,374)	4,784	(406,158)	NM
Non-operating expenses, net:
Loss on debt extinguishment	—	—	—	NM
Interest expense, net	25,942	13,569	12,373	91%
Fair value adjustment on convertible notes	(4,123)	8,663	(12,786)	NM
Fair value adjustment on derivative warrant liabilities	(521)	—	(521)	NM
Other non-operating expenses (income), net	1,478	(4)	1,482	NM
Total non-operating expenses, net	22,776	22,228	548	2%
Loss before income taxes	(424,150)	(17,444)	(406,706)	NM
Income tax expense (benefit)	10,642	(815)	11,457	NM
Net loss	$(434,792)	$(16,629)	$(418,163)	NM
NM - Not Meaningful

Revenue

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$35,731	$17,585	$18,146	103%
Hosting revenue from related parties	9,185	2,903	6,282	216%
Equipment sales to customers	7,468	23,879	(16,411)	(69)%
Equipment sales to related parties	29,693	11,654	18,039	155%
Digital asset mining revenue	80,495	57,118	23,377	41%
Total revenue	$162,572	$113,139	$49,433	44%
Percentage of total revenue:
Hosting revenue from customers	22%	16%
Hosting revenue from related parties	6%	3%
Equipment sales to customers	5%	21%
Equipment sales to related parties	18%	10%
Digital asset mining revenue	50%	50%
Total revenue	100%	100%
Total revenue increased by $49.4 million to $162.6 million for the three months ended September 30, 2022 from $113.1 million for the three months ended September 30, 2021 as a result of the factors described below.
Total hosting revenue from customers increased by $18.1 million or 103%, to $35.7 million for the three months ended September 30, 2022 from $17.6 million for the three months ended September 30, 2021. The increase in hosting revenue from customers was driven primarily by the onboarding of new clients and improvements in hosting price for the three months ended September 30, 2022.
Total hosting revenue from related parties increased by $6.3 million or 216%, to $9.2 million for the three months ended September 30, 2022 from $2.9 million for the three months ended September 30, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the three months ended September 30, 2022.
Equipment sales to customers decreased by $16.4 million to $7.5 million for the three months ended September 30, 2022 from $23.9 million for the three months ended September 30, 2021. The decrease in equipment sales to customers was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Equipment sales to related parties increased by $18.0 million or 155%, to $29.7 million for the three months ended September 30, 2022 from $11.7 million for the three months ended September 30, 2021. The increase in equipment sales to related parties was primarily driven by the timing of deployments of mining equipment during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Digital asset mining revenue increased by $23.4 million to $80.5 million for the three months ended September 30, 2022 from $57.1 million for the three months ended September 30, 2021. The increase in mining revenue was driven primarily by an increase in our self-mining hash rate, partially offset by the decrease in the price of bitcoin and an increase in the global bitcoin network hash rate. Our self-mining hash rate increased to 13.00 EH/s for the three months ended September 30, 2022 from 2.64 EH/s for the three months ended September 30, 2021. The total number of bitcoins awarded for the three months ended September 30, 2022 was 3,768 compared to 1,139 for the three months ended September 30, 2021. The average price of bitcoin for the three months ended September 30, 2022 was $21,324 as compared to $46,507 for the three months ended September 30, 2021, a decrease of 54%.

Cost of revenue

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$189,648	$54,715	$134,933	247%
Gross (loss) profit	(27,076)	58,424	(85,500)	NM
Gross margin	(17)%	52%
Cost of revenue increased by $134.9 million or 247%, to $189.6 million for the three months ended September 30, 2022 from $54.7 million for the three months ended September 30, 2021. As a percentage of total revenue, cost of revenue totaled 117% and 48% for the three months ended September 30, 2022 and 2021, respectively. The increase in cost of revenue was primarily attributable to higher power consumption costs of $62.3 million driven by an increase in the number of self-mining and hosted miners operating in our fleet and an increase in power rates, increased depreciation expense of $58.3 million driven by an increase in the number of self-mining units deployed, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $11.4 million, which includes increased payroll and benefit costs for personnel of $2.4 million and increased stock-based compensation of $4.4 million, primarily reflecting the RSU Amendment described above, and higher equipment sales costs of $2.9 million.
Loss on legal settlement
The Company recognized a loss on legal settlement of $2.6 million during the three months ended September 30, 2021 related to a settlement with a former customer.
Gain from sales of digital assets

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$11,036	$391	$10,645	NM
Percentage of total revenue	7%	0%
Gain from sales of digital assets increased by $10.6 million for the three months ended September 30, 2022 from a gain of $0.4 million for the three months ended September 30, 2021. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended September 30, 2022, the carrying value of our digital assets sold was $93.5 million and the sales price was $104.5 million. Current and future proceeds from sales of digital assets are primarily used for funding our operations and investing in capital expenditures.

Impairment of digital assets

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(7,986)	$(12,552)	$4,566	NM
Percentage of total revenue	(5)%	(11)%
Impairment of digital assets decreased by $4.6 million for the three months ended September 30, 2022. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency asset at the time its fair value is being measured, which is on a daily basis. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $19.7 million and $234.3 million as of September 30, 2022 and December 31, 2021, respectively.
Impairment of goodwill and other intangibles

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$(268,512)	$—	$(268,512)	NM
Impairment of goodwill and other intangibles increased by $268.5 million for the three months ended September 30, 2022. We identified a triggering event as of September 30, 2022 due to declines in the market price of bitcoin, the market price of our common stock and our market capitalization and, as such, we performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. We concluded the carrying amount of the Mining reporting unit and Equipment Sales and Hosting reporting unit exceeded each reporting unit’s fair value and, as such, recorded an impairment of goodwill of $207.8 million in our Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. See Note 4─Goodwill to our unaudited consolidated financial statements for further information.
In addition, in the third quarter of 2022, we determined that $2.5 million of software intangible assets that were previously acquired from Stax Digital LLC would no longer be used as a result of current and planned software upgrades. Consequently, we recorded an impairment of other intangible assets of $2.5 million for three months ended September 30, 2022 which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations.

Impairment of property, plant and equipment

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$(59,259)	$—	$(59,259)	NM
Impairment of property, plant and equipment increased by $59.3 million for the three months ended September 30, 2022. During the three months ended September 30, 2022, our operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices ASIC miners of the type used by us in our business operations have decreased significantly from previous levels, including those acquired earlier in 2022. Accordingly, we evaluated whether the estimated future undiscounted cash flows from the operation of our data center facilities sites would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including our deployed mining equipment. Based on this evaluation, we determined that the carrying value of the property, plant and equipment at the Cedarvale, TX facility site may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment at the Cedarvale, TX facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the three months ended September 30, 2022. See the discussion of long-lived asset impairments in Note 2 to our unaudited consolidated financial statements for further information.
Subsequent to September 30, 2022, we relocated its approximately 7,600 self-miners from Cedarvale, TX to other of our data center facilities. There were no hosting customer miners at Cedarvale, TX as of September 30, 2022. After removing our self-miners from the data center facility, we ceased current operations and further development on the data center facility, for the time being. We are currently considering alternative paths forward at the location but have not concluded on a plan. An estimate of additional impacts to the financial statements of the decision to pause activity at the site, beyond the impairment discussed above, cannot be made by us at this time.
Operating Expenses
Research and development

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$6,192	$1,586	$4,606	290%
Percentage of total revenue	4%	1%
Research and development expenses increased by $4.6 million or 290%, to $6.2 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021. The increase was primarily driven by higher stock-based compensation of $5.2 million, primarily reflecting the RSU Amendment described above.

Sales and marketing

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$39	$932	$(893)	NM
Percentage of total revenue	—%	1%
Sales and marketing expenses decreased by $0.9 million to $39.0 thousand for the three months ended September 30, 2022 from $0.9 million for the three months ended September 30, 2021. The decrease was primarily driven by lower stock-based compensation of $0.7 million, primarily reflecting the RSU Amendment described above.
General and administrative

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$43,346	$36,358	$6,988	19%
Percentage of total revenue	27%	32%
General and administrative expenses increased by $7.0 million to $43.3 million for the three months ended September 30, 2022 from $36.4 million for the three months ended September 30, 2021. The increase of $7.0 million was primarily driven by $5.9 million of higher bad debt expense, $3.7 million of higher professional fees, primarily related to investments made to support public company readiness, $2.9 million of higher business insurance and $1.2 million of higher payroll and benefit costs for personnel, primarily offset by $7.4 million of lower stock-based compensation, reflecting the accelerated vesting of stock-based compensation awards upon the closing of the Blockcap acquisition during the three months ended September 30, 2021
Non-operating expenses, net

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Interest expense, net	25,942	13,569	12,373	91%
Fair value adjustment on convertible notes	(4,123)	8,663	(12,786)	NM
Fair value adjustment on derivative warrant liabilities	(521)	—	(521)	NM
Other non-operating expenses (income), net	1,478	(4)	1,482	NM
Total non-operating expenses, net	$22,776	$22,228	$548	2%
Total non-operating expenses, net increased by $0.5 million, to $22.8 million for the three months ended September 30, 2022 from $22.2 million for the three months ended September 30, 2021. The increase in non-operating expenses, net of $0.5 million was due to $12.4 million of higher interest expense, net and $1.5 million of higher other non-operating expenses, net (which included $1.4 million of equity line of credit expenses that were recorded during the three months ended September 30, 2022), partially offset by $13.3 million of lower net expenses from fair value adjustments of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) and derivative warrant liabilities. The decrease in the fair value of the convertible notes and derivative warrant liabilities was primarily driven by the decrease in the market price of our common stock during the three months ended September 30, 2022. See Note 8─Fair Value Measurements in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Income tax expense (benefit)

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense (benefit)	$10,642	$(815)	$11,457	NM
Percentage of total revenue	7%	(1)%
Income tax expense (benefit) consists of U.S. federal, state and local income taxes. For the three months ended September 30, 2022, our income tax expense was $10.6 million. For the three months ended September 30, 2021, our income tax benefit was $0.8 million. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes. See Note 13─Income Taxes in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Segment Total Revenue and Gross (Loss) Profit
The following table presents total revenue and gross (loss) profit by reportable segment for the periods presented:

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$44,916	$20,488	$24,428	119%
Equipment sales	37,161	35,533	1,628	5%
Total revenue	82,077	56,021	26,056	47%
Cost of revenue:
Cost of hosting services	44,975	19,577	25,398	130%
Cost of equipment sales	27,917	24,997	2,920	12%
Total cost of revenue	$72,892	$44,574	$28,318	64%
Gross profit	$9,185	$11,447	$(2,262)	NM
Hosting Margin	11%	20%
Mining Segment
Digital asset mining revenue	$80,495	$57,118	$23,377	41%
Total revenue	80,495	57,118	23,377	41%
Cost of revenue	116,756	10,141	106,615	NM
Gross (loss) profit	$(36,261)	$46,977	$(83,238)	NM
Mining Margin	(45)%	82%
Consolidated
Consolidated total revenue	$162,572	$113,139	$49,433	44%
Consolidated cost of revenue	$189,648	$54,715	$134,933	247%
Consolidated gross (loss) profit	$(27,076)	$58,424	$(85,500)	(146)%
For the three months ended September 30, 2022, cost of revenue included depreciation expense of $3.3 million for the Equipment Sales and Hosting segment and $61.1 million for the Mining segment. For the three months ended September 30, 2021, cost of revenue included depreciation expense of $1.5 million for the Equipment Sales and Hosting segment and $4.6 million for the Mining segment.
For the three months ended September 30, 2022 and 2021, the top three customers accounted for approximately 74% and 75%, respectively, of the Equipment Sales and Hosting segment total revenue.

For the three months ended September 30, 2022, gross profit in the Equipment Sales and Hosting Segment decreased $2.3 million compared to the three months ended September 30, 2021 reflecting gross profit for the Equipment Sales and Hosting Segment as a percentage of the segment’s total revenue (the “Hosting Margin”) of 11% for the three months ended September 30, 2022 compared to a Hosting Margin of 20% for the three months ended September 30, 2021. The decrease in the Hosting Margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to lower margins on equipment sales, an increase in stock-based compensation expense and higher power rates, partially offset by a decrease in payroll and benefits as a percentage of revenue in the Equipment Sales and Hosting Segment and improvements in hosting prices.
For the three months ended September 30, 2022, gross profit in the Mining Segment decreased $83.2 million compared to the three months ended September 30, 2021 primarily due to lower gross profit (loss) for the Mining Segment as a percentage of the segment’s total revenue (the “Mining Margin”) of (45)% for the three months ended September 30, 2022 compared to 82% for the three months ended September 30, 2021. The decrease in the Mining Margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, and a 54% decrease in average price per bitcoin mined. The decrease in the Mining Margin was partially offset by an increase in our self-mining hash rate, which was 13.00 EH/s at September 30, 2022 compared to 2.64 EH/s at September 30, 2021
A reconciliation of the reportable segment gross (loss) profit to loss before income taxes included in our Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross (loss) profit	$(27,076)	$58,424	$(85,500)	(146)%
Loss on legal settlement	—	(2,603)	2,603	NM
Gain from sales of digital assets	11,036	391	10,645	NM
Impairment of digital assets	(7,986)	(12,552)	4,566	NM
Impairment of goodwill and other intangibles	(268,512)	—	(268,512)	NM
Impairment of property, plant and equipment	(59,259)	—	(59,259)	NM
Operating expenses:
Research and development	6,192	1,586	4,606	290%
Sales and marketing	39	932	(893)	NM
General and administrative	43,346	36,358	6,988	19%
Total operating expenses	49,577	38,876	10,701	28%
Operating (loss) income	(401,374)	4,784	(406,158)	NM
Non-operating expenses, net:
Interest expense, net	25,942	13,569	12,373	91%
Fair value adjustment on derivative warrant liabilities	(521)	—	(521)	NM
Fair value adjustment on convertible notes	(4,123)	8,663	(12,786)	NM
Other non-operating expenses (income), net	1,478	(4)	1,482	NM
Total non-operating expenses, net	22,776	22,228	548	2%
Loss before income taxes	$(424,150)	$(17,444)	$(406,706)	NM

Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$94,407	$37,836	$56,571	150%
Hosting revenue from related parties	22,659	13,906	8,753	63%
Equipment sales to customers	11,391	84,378	(72,987)	(87)%
Equipment sales to related parties	67,269	29,057	38,212	132%
Digital asset mining revenue	323,337	77,511	245,826	317%
Total revenue	519,063	242,688	276,375	114%
Cost of revenue:
Cost of hosting services	119,850	48,956	70,894	145%
Cost of equipment sales	63,993	82,328	(18,335)	(22)%
Cost of digital asset mining	279,576	13,909	265,667	NM
Total cost of revenue	463,419	145,193	318,226	219%
Gross profit	55,644	97,495	(41,851)	NM
Loss on legal settlement	—	(2,603)	2,603	NM
Gain from sales of digital assets	25,007	405	24,602	NM
Impairment of digital assets	(212,184)	(12,552)	(199,632)	NM
Impairment of goodwill and other intangibles	(1,059,265)	—	(1,059,265)	NM
Impairment of property, plant and equipment	(59,259)	—	(59,259)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	24,305	4,231	20,074	474%
Sales and marketing	11,675	2,186	9,489	434%
General and administrative	174,380	46,975	127,405	271%
Total operating expenses	210,360	53,392	156,968	294%
Operating (loss) income	(1,473,474)	29,336	(1,502,810)	NM
Non-operating expenses, net:
Loss on debt extinguishment	—	8,016	(8,016)	(100)%
Interest expense, net	74,734	26,550	48,184	181%
Fair value adjustment on convertible notes	186,853	8,663	178,190	NM
Fair value adjustment on derivative warrant liabilities	(32,985)	—	(32,985)	NM
Other non-operating expenses (income), net	4,997	(2)	4,999	NM
Total non-operating expenses, net	233,599	43,227	190,372	440%
Loss before income taxes	(1,707,073)	(13,891)	(1,693,182)	NM
Income tax expense (benefit)	4,398	(697)	5,095	NM
Net loss	$(1,711,471)	$(13,194)	$(1,698,277)	NM
NM - Not Meaningful

Revenue

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$94,407	$37,836	$56,571	150%
Hosting revenue from related parties	22,659	13,906	8,753	63%
Equipment sales to customers	11,391	84,378	(72,987)	(87)%
Equipment sales to related parties	67,269	29,057	38,212	132%
Digital asset mining revenue	323,337	77,511	245,826	317%
Total revenue	$519,063	$242,688	$276,375	114%
Percentage of total revenue:
Hosting revenue from customers	18%	16%
Hosting revenue from related parties	4%	6%
Equipment sales to customers	2%	35%
Equipment sales to related parties	13%	12%
Digital asset mining revenue	62%	32%
Total revenue	100%	100%
Total revenue increased by $276.4 million to $519.1 million for the nine months ended September 30, 2022 from $242.7 million for the nine months ended September 30, 2021 as a result of the factors described below.
Total hosting revenue from customers increased by $56.6 million or 150%, to $94.4 million for the nine months ended September 30, 2022 from $37.8 million for the nine months ended September 30, 2021. The increase in hosting revenue from customers was primarily driven by the onboarding of new clients and improvements in hosting prices for the nine months ended September 30, 2022.
Total hosting revenue from related parties increased by $8.8 million or 63%, to $22.7 million for the nine months ended September 30, 2022 from $13.9 million for the nine months ended September 30, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the nine months ended September 30, 2022.
Equipment sales to customers decreased by $73.0 million to $11.4 million for the nine months ended September 30, 2022 from $84.4 million for the nine months ended September 30, 2021. The decrease in equipment sales to customers was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Equipment sales to related parties increased by $38.2 million or 132%, to $67.3 million for the nine months ended September 30, 2022 from $29.1 million for the nine months ended September 30, 2021. The increase in equipment sales to related parties was primarily driven by the timing of deployments of mining equipment during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Digital asset mining revenue increased by $245.8 million to $323.3 million for the nine months ended September 30, 2022 from $77.5 million for the nine months ended September 30, 2021. The year over year increase in mining revenue was driven primarily by an increase in our self-mining hash rate, partially offset by the decrease in the price of bitcoin and an increase in the global bitcoin network hash rate. Our self-mining hash rate increased by 392%, to 13.0 EH/s for the nine months ended September 30, 2022 from 2.64 EH/s for the nine months ended September 30, 2021. The total number of bitcoins awarded for the nine months ended September 30, 2022 was 10,335 compared to 1,525 for the nine months ended September 30, 2021. The average price of bitcoin for the nine months ended September 30, 2022 was $36,876 as compared to $44,591 for the nine months ended September 30, 2021, a decrease of 17%.

Cost of revenue

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$463,419	$145,193	$318,226	219%
Gross profit	55,644	97,495	(41,851)	NM
Gross margin	11%	40%
Cost of revenue increased by $318.2 million or 219%, to $463.4 million for the nine months ended September 30, 2022 from $145.2 million for the nine months ended September 30, 2021. As a percentage of total revenue, cost of revenue totaled 89% and 60% for the nine months ended September 30, 2022 and 2021, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $143.6 million driven by an increase in the number of self-mining units deployed, higher power consumption costs of $145.9 million driven by an increase in the number of self-mining and hosted miners operating in our fleet and an increase in power rates, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $47.1 million, which includes increased payroll and benefit costs for personnel of $9.1 million and increased stock-based compensation of $23.3 million, primarily reflecting the RSU Amendment described above, partially offset by lower equipment sales costs of $18.4 million.
Loss on legal settlement
The Company recognized a loss on legal settlement of $2.6 million during the nine months ended September 30, 2021 related to a settlement with a former customer.
Gain from sales of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$25,007	$405	$24,602	NM
Percentage of total revenue	5%	0%
Gain from sales of digital assets increased by $24.6 million to $25.0 million for the nine months ended September 30, 2022 from a gain of $0.4 million for the nine months ended September 30, 2021. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the nine months ended September 30, 2022, the carrying value of our digital assets sold was $325.8 million and the sales price was $350.8 million.
Impairment of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(212,184)	$(12,552)	$(199,632)	NM
Percentage of total revenue	(41)%	(5)%
Impairment of digital assets increased by $199.6 million to $212.2 million for the nine months ended September 30, 2022 from $12.6 million for the nine months ended September 30, 2021. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency asset at the time its fair value is being measured, which is on a daily basis. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset, which is measured once a day at 00:00 Coordinated Universal Time (“UTC”). If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $19.7 million and $234.3 million as of September 30, 2022 and December 31, 2021, respectively.
Impairment of goodwill and other intangibles

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$(1,059,265)	$—	$(1,059,265)	NM
Impairment of goodwill and other intangibles increased by $1.06 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We identified a triggering event as of June 30, 2022 and September 30, 2022 due to declines in the market price of bitcoin, the market price of our common stock and our market capitalization and, as such, we performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. We concluded the carrying amount of the Mining reporting unit and Equipment Sales and Hosting reporting unit exceeded each reporting unit’s fair value and, as such, recorded an impairment of goodwill of $996.5 million in our Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. See Note 4─Goodwill to our unaudited consolidated financial statements for further information.
In addition, as a result of exiting Blockchain Technologies during the second quarter of 2022, $2.0 million of intangible assets will cease to be used. Additionally, in the third quarter of 2022, the Company determined that $2.5 million of software intangible assets that were previously acquired from Stax Digital LLC would no longer be used as a result of current and planned software upgrades. Consequently, the Company recorded an impairment of other intangible assets of $4.5 million for nine months ended September 30, 2022 which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations.
Impairment of property, plant and equipment

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$(59,259)	$—	$(59,259)	NM
Impairment of property, plant and equipment increased by $59.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. During the three months ended September 30, 2022, our operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices ASIC miners of the type used by us in our business operations have decreased significantly from previous levels, including those acquired earlier in 2022. Accordingly, we evaluated whether the estimated future undiscounted cash flows from the operation of our data center facilities sites would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including our deployed mining equipment. Based on this evaluation, we determined that the carrying value of the property, plant and equipment at the Cedarvale, TX facility site may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment at the Cedarvale, TX facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the nine months ended September 30, 2022. See the discussion of long-lived asset impairments in Note 2 to our unaudited consolidated financial statements for further information.

Subsequent to September 30, 2022, we relocated its approximately 7,600 self-miners from Cedarvale, TX to other of our data center facilities. There were no hosting customer miners at Cedarvale, TX as of September 30, 2022. After removing our self-miners from the data center facility, we ceased current operations and further development on the data center facility, for the time being. We are currently considering alternative paths forward at the location but have not concluded on a plan. An estimate of additional impacts to the financial statements of the decision to pause activity at the site, beyond the impairment discussed above, cannot be made by us at this time.
Losses on exchange or disposal of property, plant and equipment

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(13,057)	$(17)	$(13,040)	NM
Percentage of total revenue	(3)%	—%
Losses on exchange or disposal of property, plant and equipment increased by $13.0 million to $13.1 million for the nine months ended September 30, 2022 from a nominal loss for the nine months ended September 30, 2021. The increase was due to a noncash exchange of mining equipment. See nonrecurring fair value measurements in Note 8 for more information.
Operating Expenses
Research and development

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$24,305	$4,231	$20,074	474%
Percentage of total revenue	5%	2%
Research and development expenses increased by $20.1 million or 474%, to $24.3 million for the nine months ended September 30, 2022 from $4.2 million for the nine months ended September 30, 2021. The increase was primarily driven by higher stock-based compensation of $20.3 million, primarily reflecting the RSU Amendment described above, primarily offset by lower personnel and related expenses of $0.2 million and a decrease in professional fees of $0.2 million.
Sales and marketing

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$11,675	$2,186	$9,489	434%
Percentage of total revenue	2%	1%
Sales and marketing expenses increased by $9.5 million or 434%, to $11.7 million for the nine months ended September 30, 2022 from $2.2 million for the nine months ended September 30, 2021. The increase was primarily driven by higher stock-based compensation of $8.9 million, primarily reflecting the RSU Amendment described above.

General and administrative

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$174,380	$46,975	$127,405	271%
Percentage of total revenue	34%	19%
General and administrative expenses increased by $127.4 million to $174.4 million for the nine months ended September 30, 2022 from $47.0 million for the nine months ended September 30, 2021. The increase of $127.4 million was primarily driven by $83.1 million higher stock-based compensation driven by the impact of the Blockcap acquisition and the RSU Amendment described above, $16.1 million of higher professional fees, primarily related to investments made to support public company readiness, $8.2 million of higher business insurance, $6.8 million of higher payroll and benefit costs for personnel and $5.9 million of higher bad debt expense.
Non-operating expenses, net

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Loss on debt extinguishment	$—	$8,016	$(8,016)	(100)%
Interest expense, net	74,734	26,550	48,184	181%
Fair value adjustment on convertible notes	186,853	8,663	178,190	NM
Fair value adjustment on derivative warrant liabilities	(32,985)	—	(32,985)	NM
Other non-operating expenses (income), net	4,997	(2)	4,999	NM
Total non-operating expenses, net	$233,599	$43,227	$190,372	440%
Total non-operating expenses, net increased by $190.4 million, to $233.6 million for the nine months ended September 30, 2022 from $43.2 million for the nine months ended September 30, 2021. The increase in non-operating expenses, net of $190.4 million was primarily driven by an increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) and corresponding loss of $178.2 million and higher interest expense, net of $48.2 million, partially offset by a decrease in the fair value of the derivative warrant liabilities and corresponding gain of $33.0 million. The increase in the fair value of the convertible notes was primarily driven by the elimination of the negotiation discount described below, partially offset by a decrease in the market value of our common stock during the nine months ended September 30, 2022. See Note 8─Fair Value Measurements in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
As discussed in Note 8, the fair value of our convertible notes as of December 31, 2021 included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and Core Scientific's negotiating position. Since the transaction was an orderly transaction, we deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value, which resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) of $186.9 million for the nine months ended September 30, 2022.

Income tax expense (benefit)

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense (benefit)	$4,398	$(697)	$5,095	NM
Percentage of total revenue	1%	0%
Income tax expense (benefit) consists of U.S. federal, state and local income taxes. For the nine months ended September 30, 2022, our income tax expense was $4.4 million. For the nine months ended September 30, 2021, our income tax benefit was $0.7 million. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes. See Note 13─Income Taxes in our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$117,066	$51,742	$65,324	126%
Equipment sales	78,660	113,435	(34,775)	(31)%
Total revenue	195,726	165,177	30,549	18%
Cost of revenue:
Cost of hosting services	119,850	48,956	70,894	145%
Cost of equipment sales	63,993	82,328	(18,335)	(22)%
Total cost of revenue	$183,843	$131,284	$52,559	40%
Gross profit	$11,883	$33,893	$(22,010)	(65)%
Hosting Margin	6%	21%
Mining Segment
Digital asset mining revenue	$323,337	$77,511	$245,826	317%
Total revenue	323,337	77,511	245,826	317%
Cost of revenue	279,576	13,909	265,667	NM
Gross profit	$43,761	$63,602	$(19,841)	NM
Mining Margin	14%	82%
Consolidated
Consolidated total revenue	$519,063	$242,688	$276,375	114%
Consolidated cost of revenue	$463,419	$145,193	$318,226	219%
Consolidated gross profit	$55,644	$97,495	$(41,851)	NM
For the nine months ended September 30, 2022, cost of revenue included depreciation expense of $8.2 million for the Equipment Sales and Hosting segment and $146.8 million for the Mining segment. For the nine months ended September 30, 2021, cost of revenue included depreciation expense of $5.2 million for the Equipment Sales and Hosting segment and $6.2 million for the Mining segment.
For the nine months ended September 30, 2022 and 2021, the top three customers accounted for approximately 70% and 73%, respectively, of the Equipment Sales and Hosting segment total revenue.

For the nine months ended September 30, 2022, gross profit in the Equipment Sales and Hosting Segment decreased $22.0 million compared to the nine months ended September 30, 2021, reflecting a Hosting Margin of 6% for the nine months ended September 30, 2022 compared to 21% for the nine months ended September 30, 2021. The decrease in Hosting Margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to lower margins on equipment sales, an increase in stock-based compensation expense, which primarily reflected the RSU Amendment, and higher power costs.
For the nine months ended September 30, 2022, gross profit in the Mining Segment decreased $19.8 million compared to the nine months ended September 30, 2021 due to a lower Mining Margin of 14% for the nine months ended September 30, 2022 compared to 82% for the nine months ended September 30, 2021. The decrease in the Mining Margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, which primarily reflected the RSU Amendment, and a 17% decrease in average price per bitcoin mined. The decrease in the Mining Margin was partially offset by an increase in our self-mining hash rate, which was 13.00 EH/s at September 30, 2022 compared to 2.64 EH/s at September 30, 2021.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our consolidated statements of operations for the nine months ended September 30, 2022 and 2021, is as follows:

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$55,644	$97,495	$(41,851)	NM
Loss on legal settlement	—	(2,603)	2,603	NM
Gain from sales of digital assets	25,007	405	24,602	NM
Impairment of digital assets	(212,184)	(12,552)	(199,632)	NM
Impairment of goodwill and other intangibles	(1,059,265)	—	(1,059,265)	NM
Impairment of property, plant and equipment	(59,259)	—	(59,259)	NM
Losses on exchange or disposal of property, plant and equipment	(13,057)	(17)	(13,040)	NM
Operating expenses:
Research and development	24,305	4,231	20,074	474%
Sales and marketing	11,675	2,186	9,489	434%
General and administrative	174,380	46,975	127,405	271%
Total operating expenses	210,360	53,392	156,968	294%
Operating (loss) income	(1,473,474)	29,336	(1,502,810)	NM
Non-operating expenses, net:
Loss on debt extinguishment	—	8,016	(8,016)	(100)%
Interest expense, net	74,734	26,550	48,184	181%
Fair value adjustment on derivative warrant liabilities	(32,985)	—	(32,985)	NM
Fair value adjustment on convertible notes	186,853	8,663	178,190	NM
Other non-operating expenses (income), net	4,997	(2)	4,999	NM
Total non-operating expenses, net	233,599	43,227	190,372	440%
Loss before income taxes	$(1,707,073)	$(13,891)	$(1,693,182)	NM

Liquidity and Capital Resources
Sources of liquidity
To date, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations, including sales of self-mined bitcoin and other digital assets. The Company anticipates that existing cash resources will be depleted by the end of 2022 or sooner. We determined in October 2022 not to make certain payments with respect to several of our debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing us for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. We do not believe we were in default under any of our debt agreements as of September 30, 2022.

As a result, we are in the process of exploring a number of potential strategic alternatives with respect to our capital structure, including hiring strategic advisers, raising additional capital or restructuring its existing capital structure. Specifically, we have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP, as financial advisers, to assist the Company in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity. Us and our advisers have begun to engage in discussions with certain of its creditors regarding these initiatives. We expect these activities will continue and intensify. Among possible alternatives, we may explore liability management transactions, including exchanging its existing debt for equity or additional debt, which transactions may be dilutive to holders of our common stock. These discussions may not result in any agreement on commercially acceptable terms or at all. Furthermore, we may seek alternative sources of equity or debt financing, evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of our common stock could suffer a total loss of their investment.

Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	September 30,	December 31,	Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$29,546	$117,871	$(88,325)	NM
Restricted cash	8,098	13,807	(5,709)	(41)%
Total cash, cash equivalents and restricted cash	$37,644	$131,678	$(94,034)	NM
As of September 30, 2022 and December 31, 2021, restricted cash of $8.1 million and $13.8 million, respectively, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$131,678	$8,721
Net cash provided by (used in)
Operating activities	89,201	(166,474)
Investing activities	(451,301)	(115,524)
Financing activities	268,066	433,284
Cash, cash equivalents and restricted cash - end of period	$37,644	$160,007
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
Net cash provided by operating activities was $89.2 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $166.5 million for the nine months ended September 30, 2021. The increase in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to changes in working capital, which increased cash from operating activities by $421.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a $347.8 million decrease in deposits for equipment sales to customers and a $298.5 million decrease in digital assets, partially offset by a $284.3 million decrease in deferred revenue from related parties. Offsetting the increase in net cash provided due to changes in working capital was a decrease in net income, excluding non-cash adjustments, of $165.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a $120.3 million decrease in cash inflows on gross profit, a $38.8 million increase in cash outflows from operating expenses and a $26.2 million increase in cash outflows for interest payments on debt, partially offset by cash proceeds from sales of digital assets in excess of their carrying value of $24.6 million.
Investing Activities
Our net cash used in investing activities consists of purchases of property, plant and equipment and acquisitions of intangible assets, net of proceeds from sales of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $451.3 million and $115.5 million, respectively, driven primarily by $243.8 million and $116.1 million, respectively, used for the purchase of property, plant and equipment primarily related to the development of hosting facilities and the acquisition of equipment used for generating digital asset mining revenue. For the nine months ended September 30, 2022, $217.7 million was used for deposits for self-mining equipment.
Financing Activities
Net cash provided by financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
For the nine months ended September 30, 2022, net cash provided by financing activities was $268.1 million, primarily related to $210.5 million of proceeds from the issuance of common stock, net of issuance costs (including $195.0 million in net cash proceeds received from the Merger with XPDI after payment of transaction expenses, $11.7 million in cash proceeds received for shares issued under the Equity Line of Credit, and $3.8 million in cash proceeds received for employee stock option exercises) and $216.2 million from the issuance of debt, driven by equipment financing arrangements. Offsetting this increase to net cash provided by financing activities for the nine months ended September 30, 2022 was $99.0 million of principal payments on debt, $31.6 million for the repurchase of common shares to pay employee withholding taxes and $28.1 million of principal repayments of finance leases.
For the nine months ended September 30, 2021, net cash provided by financing activities was $433.3 million, primarily related to $475.3 million from the issuance of debt, including the issuance of $420.9 million of convertible notes, $10.0 million received in January 2021 from a stockholder for the purchase of Bitcoin mining equipment, the issuance of a $9.0 million tranche of senior secured notes (net of issuance costs) in February 2021, and $3.8 million, $13.4 million, $25.6 million and $1.0 million of additional loans under a master equipment finance agreement issued in March 2021, May 2021, July 2021 and August 2021, respectively. Offsetting this increase to net cash provided by financing activities for the nine months ended September 30, 2021 was $42.5 million of principal payments on debt.
Operating and capital expenditure requirements
Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts and the timing and extent of additional capital expenditures to invest in the expansion of existing facilities as well as new facilities. It is very difficult to estimate our future liquidity requirements. The Company anticipates that existing cash resources will be depleted by the end of 2022 or sooner. Depending on the Company’s assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimates of amounts of required liquidity vary significantly. Similarly, it is very difficult to predict when or if bitcoin prices will recover or energy costs will abate. Given the uncertainty regarding the Company’s financial condition, substantial doubt exists about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Other Events
Indebtedness
We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2022, we and our subsidiaries had debt with a carrying value of $1.05 billion, consisting of notes payable with a carrying value of $977.6 million and finance lease liabilities with a carrying value of $73.0 million. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•there are significant constraints on our ability to generate liquidity through incurring additional debt; and
•we may be more vulnerable to economic downturn and adverse developments in our business.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify. If we are unable to comply with our covenants under our indebtedness, our liquidity may be further adversely affected.

Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

For example, in late October 2022, in October 2022 we determined not to make certain payments with respect to several of our debt facilities, equipment financing facilities and leases and other financings, including our two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing us for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. We do not believe we were in default under any of our debt agreements as of September 30, 2022.

Financing activities
In January 2022, as a result of the closing of the merger with XPDI (the “Merger”), we received approximately $195.0 million in net cash proceeds after the payment of transaction expenses along with $0.3 million of cash acquired from XPDI.
In January through March 2022, we borrowed an additional $4.8 million under our lending agreement with Bremer Bank, National Association for the purchase of blockchain mining equipment and improvements to data center and infrastructure. In April 2022, we borrowed an additional $0.7 million from Bremer to finance the construction of our North Dakota facility. The loans bear interest at 5.5% annually and are due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance.
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

In March 2022, we entered into a $20.0 million equipment loan and security agreement with Anchorage Lending CA, LLC. (“Anchor Labs”) to finance the purchase of blockchain computing equipment. We borrowed $20.0 million in March 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%.
In March 2022, we entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Mass Mutual Barings”) to finance the purchase of blockchain computing equipment. In March 2022, we borrowed the first tranche of $30.0 million and borrowed the second tranche of $39.6 million in April 2022. The loan has a term of 36 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 9.8%.
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
In May 2022, we entered into a $11.7 million equipment loan and security agreement with Anchor Labs to finance the purchase of blockchain computing equipment. We borrowed $11.7 million in May 2022. The loan has a term of 24 months from issuance. Interest expense on the loan has been recognized based on an effective interest rate of 12.5%.
In July 2022, we entered into a common stock purchase agreement and a Registration Rights Agreement with B. Riley Principal Capital II, LLC. Pursuant to the Equity Line of Credit, we have the right to sell to B. Riley, up to $100.0 million of shares of our common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of common stock pursuant to the Equity Line of Credit, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Equity Line of Credit. As consideration for B. Riley’s commitment to purchase shares of Common Stock at our direction upon the terms and subject to the conditions set forth in the Equity Line of Credit, upon execution of the Equity Line of Credit, we issued 0.6 million shares to B. Riley. In addition, we reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Equity Line of Credit and the Registration Rights Agreement.

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 are now due in the first half of 2023. The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 12 (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.

In August 2022, the Company amended the Mass Mutual Barings loans to defer principal payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the loans and the remaining principal will amortize over the remaining life of the loans beginning in February 2023. The amendments also required an additional amount of blockchain computing equipment to be provided as collateral. Interest expense on the amended loans has been recognized based on an effective interest rate of 13.0%. In August 2022, the Company issued 0.3 million shares of Common Stock to Mass Mutual Barings as an amendment fee.

In October 2022 we determined not to make certain payments with respect to several of our debt facilities, equipment financing facilities and leases and other financings, including our two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing us for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. We do not believe we were in default under any of our debt agreements as of September 30, 2022.

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
Related party transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three and nine months ended September 30, 2022, we recognized hosting revenue from the contracts with these entities of $9.2 million and $22.7 million, respectively. For the three and nine months ended September 30, 2021, we recognized hosting revenue from the contracts with these entities of $2.9 million and $13.9 million, respectively. In addition, for the three and nine months ended September 30, 2022, we recognized equipment sales revenue of $29.7 million and $67.3 million, respectively, from these entities. For the three and nine months ended September 30, 2021, we recognized equipment sales revenue of $11.7 million and $29.1 million, respectively, from these same various entities. As of September 30, 2022 and December 31, 2021, we had accounts receivable of $0.9 million and $0.3 million, respectively, from these entities.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three and nine months ended September 30, 2022, we incurred reimbursements of $0.7 million and $1.8 million, respectively. We incurred reimbursements of $0.4 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars, with a small amount denominated in foreign currencies.
Critical Accounting Policies and Estimates
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Other than the goodwill impairment charge discussed in Note 4─Goodwill to our unaudited consolidated financial statements, there have been no material changes to the critical accounting policies and estimates as previously disclosed in our audited consolidated financial statements and accompanying notes included as an exhibit to the amendment to our Current Report on Form 8-K/A which was filed with the SEC on March 31, 2022.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2─Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company and a Smaller Reporting Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions for up to five years or until we are no longer an emerging growth company, whichever is earlier. In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until those standards apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
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
Remediation Efforts to Address Disclosed Material Weakness
Our management, with oversight from our audit committee, has taken steps to implement the following remediation actions to address material weaknesses and to improve our internal control over financial reporting, primarily through:

•	increasing the depth and experience within our accounting and finance organization since the prior year by adding or reallocating experienced full-time and contract resources;

•	enhancing the communication and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures; and

•
implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.

During the quarter ended September 30, 2022, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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

Part II - Other Information
Item 1. Legal Proceedings
As previously disclosed, one of the Company’s largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code in July 2022 in the Bankruptcy Court for the Southern District of New York. On September 28, 2022, Celsius filed a motion in the chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and the Company (the “Agreement”). Celsius is also using its chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Agreement. The Company strongly disagrees with the allegations made in the Celsius motion and the interpretation of the Agreement espoused therein and is vigorously defending its interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Agreement (subject to applicable bankruptcy law in the Celsius chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing scheduled for November 18, 2022. There can be no guarantee that the bankruptcy court will rule in the Company’s favor in a timely manner or that Celsius will honor the terms of the Agreement. An adverse ruling by the bankruptcy court that provides Celsius the benefits of the Company’s hosting services without Celsius fully paying the costs of such services would have a material effect on the Company’s business, financial condition, results of operations and cash flows.
In November 2022, Sphere 3D Corp. filed a demand for arbitration with JAMS alleging the existence and breach of a contract for hosting services. The arbitration demand alleges that the Company has failed to provide contracted for services and to return approximately $35 million in prepayments made by Sphere 3D for such services. The Company denies the allegations contained in Sphere 3D’s arbitration demand and intends to vigorously defend its interests.
In November 2022, McCarthy Building Companies, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging breach of contract for failing to pay when due certain payments allegedly owing under a contract for construction entered into between the parties.
In November 2022, plaintiff Mei Peng filed a putative class action in the United States District Court, Western District of Texas, Austin Division, asserting that the Company violated the Securities Exchange Act by failing to disclose to investors, among other things, that the Company was vulnerable to litigation, that certain clients had breached their agreements, and that this impacted the Company's profitability and ability to continue as a going concern. The Company denies the allegations contained in the complaint and intends to vigorously defend its interests.
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
•There is substantial doubt about our ability to continue as a going concern;
•The strategic alternatives we are exploring with respect to our capital structure may not result in any agreement or commercially acceptable terms or at all.
•Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness;
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
Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of September 30, 2022, we had cash and cash equivalents of approximately $29.5 million. Our cash on hand and cash generated from operations may not be sufficient to meet our cash and liquidity needs, and we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.
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
For the nine months ended September 30, 2022, we generated limited revenue and incurred substantial losses and may continue to incur losses for the foreseeable future. We had a net loss of $434.8 million and $1.71 billion, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2022, our accumulated deficit was $1.74 billion. Our historical results are not indicative of our future performance. If we are not able to successfully develop our business, it will have a material adverse effect on our business, financial condition and results of operations.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of goodwill and intangible assets. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets. For example, in connection with our acquisition of Blockcap, we recognized a goodwill impairment of $996.5 million in our Mining segment. Separately, we assess our digital assets, which currently predominately consists of bitcoin, for impairment on a daily basis.
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
A significant portion of our assets are pledged to our senior secured noteholders. As of September 30, 2022, we owed our senior secured convertible noteholders $544.3 million, comprised of $513.3 million of principal outstanding for convertible notes issued and $31.0 million for payment-in-kind interest capitalized through September 30, 2022. The notes have a maturity date of April 19, 2025, accrue interest at a rate of 10% per annum (of which 4% is payable in cash and 6% is payable in kind), and are convertible under certain circumstances into shares of our capital stock. In August through November of 2021, an additional $300 million of senior unsecured convertible notes were issued under substantially the same terms and conditions as the original $215 million of secured convertible notes issued in April 2021, except that such notes were unsecured until the occurrence of (a) an initial public offering or SPAC merger, (b) a private placement of equity securities with gross proceeds to the Company of at least $50 million or (c) a change in control at which time they become secured by a lien on the same collateral securing the secured convertible notes.

As such, the additional $300 million of senior unsecured convertible notes became secured by a lien on the same collateral securing the original $215 million of secured convertible notes, as of the closing of the Business Combination in January 2022. At maturity, the secured convertible notes not converted will be owed two times the face value of such notes plus accrued interest. The terms of the convertible notes include numerous restrictions and covenants, which significantly limit our flexibility in obtaining additional indebtedness while the convertible notes are outstanding. It is necessary for us to grow our business in order to generate the free cash flow necessary to repay the principal and interest on our indebtedness. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the noteholders would have the right to exercise rights and remedies to collect, which would include foreclosing on most of our assets. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us.
In addition, certain of our miners are pledged to certain other lenders in connection with our commercial transactions therewith. Any failure to satisfy our obligations under the arrangements with such lenders could result in foreclosing on our miners, which would have a material adverse effect on our business and results of operations.
In August 2022, the Company entered into two amended and restated bridge promissory notes (the “Amended Bridge Notes”), one in an aggregate principal amount of $60.0 million with B. Riley Commercial Capital, LLC (“B. Riley Commercial Capital”) and one in an aggregate principal amount of $15.0 million with an affiliate of B. Riley Commercial Capital. The Amended Bridge Notes amortize monthly and mature on June 1, 2023. The Amended Bridge Notes bear interest at a rate of 7% per annum. As of August 1, 2022, giving effect to the monthly amortization, the Amended Bridge Notes had an aggregate principal amount of $57 million. The Amended Bridge Notes require the proceeds of (i) any equity issuances, (ii) any additional secured debt (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by the Company to repay the outstanding principal amount of the Amended Bridge Notes. Until repaid the Amended Bridge Notes will significantly restrict the Company’s ability to refinance its secured debt and raise additional capital to fund its business operations. In October 2022, the Company did not make certain scheduled payments with respect to the Amended Bridge Notes.
Our revenue comes from a small number of customers, and the insolvency of, loss of, or significant decrease in business from, a number of these customers or our failure to continually attract new customers could have a material adverse effect on our business, financial condition and results of operations.
We have generated a significant portion of our historical revenue from a small number of hosting customers. For the nine months ended September 30, 2022, our largest and second largest customers accounted for approximately 41.7% and 20.1% of the Company’s Equipment Sales and Hosting segment revenue, respectively, and approximately 15.7% and 7.6% of the Company’s total revenue, respectively. Any failure to meet our end-users’ expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional hosting facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, Core Scientific had U.S. federal and state net operating losses (“NOLs”) of $142.3 million and $16.0 million, respectively, available to offset future taxable income, some of which begin to expire in 2035. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire.
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
Pursuant to our second amended and restated bylaws (the “Bylaws”) and certain lock-up agreements entered into prior to the consummation of the Business Combination by and among Core and the stockholders and employees signatories thereto, certain stockholders of Core, including Legacy Core Scientific’s stockholders and XPDI Sponsor LLC (the “Sponsor”), which held approximately 90.7% and 2.6%, respectively, of our outstanding common stock as of the closing of the Business Combination, agreed that, with respect to our common stock (including securities convertible into our common stock) held by Legacy Core Scientific’s stockholders, through the date that is 180 days after the closing of the Business Combination, with respect to the Private Placement Warrants (as defined in the Merger Agreement) and any of our common stock issuable upon the exercise of the Private Placement Warrants, through the date that is 30 days after the closing of the Business Combination, and, with respect to the Founder Shares (as defined in the Merger Agreement), through the date that is one year after the closing of the Business Combination, subject to certain exceptions, to not, without the prior written consent of the our board of directors, among other things, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly any shares of our common stock, the Private Placement Warrants, our common stock issuable upon the exercise of the Private Placement Warrants, as applicable, held by the respective parties. Our board of directors can terminate these restrictions at any time and may do so to increase the number of shares eligible for resale on the public market.
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
Additionally, the Company entered into a common stock purchase agreement (the “Equity Line of Credit”) and a registration rights agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the B. Riley Equity Line of Credit, subject to the satisfaction of the conditions set forth in the B. Riley Equity Line of Credit, the Company will have the right to sell up to $100,000,000 of shares of the Company’s common stock, subject to certain limitations and conditions. The Company filed a Registration Statement on Form S-1 (the “B. Riley Registration Statement” and, together with the Resale Registration Statement, the “Registration Statements”) under the Securities Act to register the resale of shares of common stock sold pursuant to the B. Riley Equity Line of Credit, which has not yet been declared effective as of the date of this Quarterly Report on Form 10-Q.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time, particularly after expiration of the above-mentioned lock-up periods and the registration of the resale of our securities discussed above. These sales, or the perception in the market that members of our management or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, the Public Warrants (as defined in the Merger Agreement) and Private Placement Warrants.
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
As a result, included on our unaudited condensed consolidated balance sheets filed with the SEC are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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
Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.
The Company anticipates that existing cash resources will be depleted by the end of 2022 or sooner. Although the Company determined in October 2022 not to make certain payments with respect to several of its equipment and other financings, including its two bridge promissory notes, the additional liquidity created by such measures may be insufficient. In addition, the creditors under such debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of the indebtedness, suing the Company for nonpayment or taking action with respect to collateral where applicable. Any such creditor actions may result in events of default under the Company’s other indebtedness agreements, including its two series of convertible notes due 2025, and the potential exercise of remedies by the creditors under such agreements. As a result, the Company is in the process of exploring a number of potential strategic alternatives with respect to the Company’s corporate or capital structure, including hiring strategic advisers, raising additional capital or restructuring its existing capital structure. The Company has begun to engage in discussions with certain of its creditors regarding these initiatives. The Company expects these activities will continue and intensify. Among possible alternatives, the Company may explore liability management transactions, including exchanging its existing debt for equity or additional debt, which transactions may be dilutive to holders of the Company’s common stock. These discussions may not result in any agreement on commercially acceptable terms or at all. Furthermore, the Company may seek alternative sources of equity or debt financing, delay capital expenditures or evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of the Company’s common stock could suffer a total loss of their investment..
Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern for a reasonable period of time. An investment in our common stock is highly speculative.
Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in the common stock.
We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2022, we and our subsidiaries had approximately $1 billion aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•there are significant constraints on our ability to generate liquidity through incurring additional debt; and
•we may be more vulnerable to economic downturn and adverse developments in our business.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify. If we are unable to comply with our covenants under our indebtedness, our liquidity may be further adversely affected.
Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.
For example, in October 2022 the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. In addition, if the holders of certain of these debt instruments were to accelerate their obligations, such acceleration would trigger events of default under our convertible notes. We may seek waivers or other relief from the creditors under certain of our indebtedness agreements with respect to any events of default; however there is no guarantee that any such efforts will be successful. If certain creditors were to accelerate and we were not able to refinance such indebtedness, such acceleration could have an adverse effect on the Company and could ultimately force the Company into bankruptcy or liquidation. In the event of a bankruptcy or liquidation, the claims in respect of indebtedness rank senior to claims of an equity holder, and the holders of common stock could suffer a total loss on their investment.
The agreements governing our indebtedness contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us.
The agreements governing our indebtedness contain various covenants that limit our ability to, among other things:
•pay dividends or make other distributions to our stockholders;
•make restricted payments;
•incur liens;
•engage in transactions with affiliates;
•modify certain material contracts; and
•enter into business combinations.
These restrictions could limit our ability to obtain future financing, make acquisitions, fund needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. At the same time, the covenants in the instruments governing our indebtedness may not provide investors with protections against transactions that may deem undesirable. If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.
Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control.

In addition, our debt obligations require us to repay or refinance our obligations when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot give assurance that we will be able to refinance any of our indebtedness, sell any such assets, or obtain additional financing on commercially reasonable terms or at all.
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
We are incurring significant legal, accounting and other expenses that Legacy Core Scientific did not incur as a private company, and may incur additional expenses once we are no longer an “emerging growth company” or a “smaller reporting company.” We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 20, 2022, in connection with the B. Riley Equity Line of Credit and, in consideration for B. Riley’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line of Credit, the Company issued 573,381 shares of Company common stock to B. Riley as a commitment fee (the “Commitment Fee Shares”). The net proceeds to the Company from sales that the Company elects to make to B. Riley under the B. Riley Equity Line of Credit, if any, will depend on the frequency and prices at which the Company sells shares of the Company’s Common Stock to B. Riley. The Company expects that any proceeds received by the Company from such sales to B. Riley will be used for general corporate purposes. The Company and B.Riley have entered into a Registration Rights Agreement providing for the registration of such shares.
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
10.1†#
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and B. Riley Commercial Capital, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2022)

10.2†#
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and BRF Finance Co, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K filed on August 4, 2022).

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

CORE SCIENTIFIC, INC.

Date: November 21, 2022	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer (Principal Financial Officer)