Form 10-K
period 2022-12-31
Core Scientific, Inc./tx
filed 2023-04-04
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 001-40046
Core Scientific, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-1243837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Barton Springs Road
Suite 300
Austin	Texas
(Address of Principal Executive Offices)
78704
(Zip Code)
(512) 402-5233
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CORZQ	OTC Markets*
Warrants, exercisable for shares of common stock	CRZWQ	OTC Markets*
* On January 3, 2023, Core Scientific, Inc. common stock and common stock warrants were suspended from trading on The Nasdaq Global Select Market. On January 3, 2023, Core Scientific, Inc. common stock and common stock warrants began trading on the OTC Markets operated by the OTC Markets Group, Inc., under the trading symbols CORZQ and CRZWQ, respectively.
Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on The Nasdaq Global Select Market, was approximately $377,394,839 (based on the closing sales price of the common stock on June 30, 2022 of $1.49).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 28, 2023, 373,799,959 shares of Common Stock, par value $0.0001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part I
Item 1. Business
Chapter 11 Reorganization
On December 21, 2022 (the “Petition Date”), Core Scientific, Inc. (the “Company or “we””) and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection.
In connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the (“Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of its convertible notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Restructuring Support Agreement was terminated by the Company pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a Senior Secured Super-Priority Replacement Debtor-in-Possession Loan and Security Agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”).
The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following Bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility will bear interest at a rate of 10%, which will be payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender will receive an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash. The Replacement DIP Credit Agreement includes representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the Replacement DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement
DIP Credit Agreement to be immediately due and payable.
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.

The Bankruptcy Court has appointed two official committees: the Official Committee of Unsecured Creditors (the "Creditors' Committee"), which represents general unsecured creditors, and the Official Committee of Equity Security Holders (the “Equity Committee”), which represents equity security holders. These committees have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees, including those of their counsel and financial advisors.
Delisting of Common Stock and Warrants
On December 13, 2022, the Company received written notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s securities had fallen below $1.00 per share for 30 consecutive business days, the Company no longer met the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On December 22, 2022, the Company received written notice (the “Delisting Notice”) from Nasdaq notifying the Company that, as a result of the Chapter 11 Cases, and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock would be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq and public interest concerns related to the Chapter 11 Cases. Trading of the Company’s securities was suspended at the opening of business on January 3, 2023, and our common stock and the common stock warrants began trading on the OTC Markets, operated by the OTC Markets Group, Inc, under the symbols “CORZQ” and “CRZWQ”, respectively. The Company requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel, but subsequently withdrew its appeal after further consideration and discussion with representatives of Nasdaq.
Overview
The Company is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners. We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers. Historically, we derived almost all of our revenue from third-party colocation hosting fees and the resale of digital asset mining machines and currently derive almost all of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021, and 592MW of power as of December 31, 2022. We predominately mine bitcoin for third-party hosting customers and for our own account at our eight fully operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). In February 2022, the Muskogee City-County Port Authority (Oklahoma) announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park which remains substantially undeveloped.
Since July 2018, we have operated for ourselves and on behalf of our customers and related parties, miners of varying models, types, and manufacturers, but primarily miners of bitcoin manufactured by Bitmain Technologies, Ltd (“Bitmain”). We have accumulated significant expertise in the installation, operation, optimization, and repair of digital mining equipment. We have expanded our self-mining operation to take advantage of favorable market conditions and leverage our expertise for our own account.
Although our business operations date uninterrupted back to 2018 (and was known as “Core Scientific” (“Old Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business like Old Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement (the “Merger Agreement”) which provided for the business combination transactions provided therein (the “Business Combination”) pursuant to which the business of Old Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. (“New Core” or the “Company”). XPDI’s stockholders approved the transactions contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the Business Combination.
In July 2021, Old Core completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Old Core to host in the data centers operated by Old Core Blockcap’s industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of its acquisition, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies.
Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.
We operate in two segments: “mining” consisting of digital asset mining for our own account, and “hosting and equipment sales” consisting of our blockchain infrastructure and third-party hosting business, and associated sales of mining equipment to customers.
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party colocation business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and take advantage of adjacent opportunities that leverage our mining expertise and capabilities.
Blockchain and Digital Assets
Blockchains are decentralized digital ledgers that record and enable secure peer-to-peer transactions without third-party intermediaries (“Blockchains”). Blockchains enable the existence of digital assets by allowing participants to confirm transactions without the need for a central certifying authority. When a participant requests a transaction, a peer-to-peer computer network consisting of nodes validates the transaction and the user’s status using known algorithms. After the transaction is verified, it is combined with other transactions to create a new block of data for the ledger. The new block is added to the existing blockchain in a way that is permanent and unalterable, thereby completing the transaction. As each new block refers back to and “connects” with the immediately prior solved block associated with it, the addition of a new block adds to the blockchain in a manner similar to a new link being added to a chain.
Digital assets (also known as cryptocurrency) are a medium of exchange that use encryption techniques to control the creation of units and to verify the transfer of funds. Consumers use digital assets because they offer lower cost and faster peer-to-peer payment options without the need to provide personal details. Every single transaction, and the ownership of every single digital asset in circulation, is recorded in the blockchain, which effectively contains a record of all account balances. Miners use powerful computers that tally digital asset transactions to operate the blockchain. These miners update stored records each time a transaction is made and ensure the authenticity of information. Each account on the blockchain is identified solely by its unique public key, which renders it effectively anonymous, and is secured with its associated private key, which is kept secret, like a password. The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.
No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. Because the network operates in a decentralized manner, it does not rely on governmental authorities or financial institutions to create, transmit or determine the value of digital assets. Rather, value is determined by market factors, primarily the supply and demand for the units, with prices being set in transfers by mutual agreement or through barter among transacting parties, as well as by the number of merchants that may accept the digital asset. As digital asset transactions can be broadcast to the digital asset network by any user’s blockchain and digital assets can be transferred without the involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of digital assets can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges. Digital asset prices are quoted on various exchanges and demonstrate extreme volatility.
The user community has viewed digital assets to offer several advantages over traditional (also known as ‘fiat’) currency, including:
•Acting as a fraud deterrent, as digital assets recorded on a blockchain are virtually impossible to counterfeit, reverse, or modify;
•Immediate settlement;
•Elimination of counterparty risk;
•No requirement for a trusted intermediary;
•Lower transaction fees;

•Identity theft prevention;
•Universal accessibility;
•Transaction verification and confirmation processes that prevent double spending;
•Decentralized transaction processing at any time of day without any central authority (governments or financial institutions); and
•Universal value.
The market for digital assets has been growing exponentially. In 2017, there were an estimated 2.7 million users of digital assets, whereas today estimated users are 100 million. Bitcoin’s daily exchange volume has grown from $92 million in January 2017 to more than $50 billion in May 2021. The initial exchange rate recorded on October 5, 2009, was one bitcoin equaled $0.000764. Bitcoin remains the leading digital asset in terms of market capitalization, which, based on data sourced from coinmarketcap.com, exceeded $875.9 billion as of December 31, 2021. During the year ended December 31, 2022, the trading price of one bitcoin ranged from a high of $48,086.84 in March 2022 to a low of $15,599.05 in November 2022. As of March 25, 2023, based on data sourced from coinmarketcap.com, the trading price of one bitcoin was $27,494.71.
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
Mining processing power is generally referred to as “hashing power.” A “hash” is the computation run by mining hardware in support of the blockchain. A miner’s “hash rate” refers to the rate at which it is capable of solving such computations per second. Miners with higher rated hash rate when operating at maximum efficiency have a higher chance of completing a block in the blockchain and receiving a digital asset reward. Currently, the likelihood that an individual mining participant acting alone will solve a block and be awarded a digital asset is extremely low. As a result, to maximize the opportunities to receive a reward, most large-scale miners have joined with other miners in “mining pools” where the computing power of each pool participant is coordinated to complete the block on the blockchain and mining rewards are distributed to participants in accordance with the rules of the mining pool. Fees payable to the operator of the pool vary but are typically as much as 0.01% to 2% of the reward earned and are deducted from the amounts earned by each pool participant. Mining pools are subject to various risks including connection issues, outages and other disruptions which can impact the quantity of digital assets earned by participants.
Mathematically Controlled Supply
The method for creating new bitcoin is mathematically controlled in a manner such that the supply of bitcoin grows at a limited rate, based on a pre-determined schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. This means every block up to and including block 210,000 produced a reward of 50 bitcoin, while blocks beginning with 210,001 produced a reward of 25 bitcoin. Since blocks are mined on average every 10 minutes, 144 blocks are mined per day on average. At 144 blocks per day, 210,000 blocks take four years to mine, on average. The current fixed reward for solving a new block is 6.25 bitcoin per block and it is anticipated that the reward will decrease by half to become 3.125 bitcoin per block in early 2024, according to estimates of the rate of block solution calculated by BitcoinClock.com. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed 21 million and that bitcoin cannot be devalued through excessive production unless the bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered. We monitor the blockchain network and, as of December 31, 2022, based on the information we collected from our network access, approximately 19 million bitcoin have been mined.
Our Operations and Solutions
As a large-scale bitcoin digital asset miner and provider of blockchain solutions, we believe that we are well positioned to serve customers in a rapidly expanding market for digital asset mining and blockchain solutions. We believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies.
As one of the largest owner operator of digital asset mining infrastructure in North America, we focus on colocation clients with large-scale deployments and provide power, racks, proprietary thermodynamic management (heat dissipation and airflow management), redundant connectivity, 24/7 security as well as our proprietary software platforms, MinderTM and MinderOSTM, which provide infrastructure management and custom firmware that are designed to increase performance and energy efficiency. Our blockchain business is one of the only large-scale, vertically integrated digital asset mining and blockchain infrastructure and hosting solutions businesses in North America. Our digital asset mining operation is focused on the generation of bitcoin by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.”
Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota, and Texas are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. We currently have eight fully operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2), with approximately 592MW of operating electric power as of December 31, 2022. Our existing, completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver best-in-class uptime and, ultimately, increasing mining rewards to us and our customers.
Since July 2018, Core Scientific has hosted for itself and its customers, miners of varying models, types and manufacturers. As a result, we have accumulated significant expertise in the installation, operation, optimization and repair of digital mining equipment.
In July 2021 we completed the acquisition of Blockcap, one of Old Core’s largest hosting customers. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily bitcoin and, to a lesser extent, Siacoin and Ethereum. The acquisition of Blockcap significantly expanded Core Scientific’s self-mining operations and is the source of a large number of miners we own.
Segments
We have two operating segments: “Equipment Sales and Hosting,” which consists primarily of our blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining,” consisting of digital asset mining for our own account. The blockchain hosting business generates revenue through the sale of electricity-based consumption contracts for our hosting services which are recurring in nature. Equipment sales revenue is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers when they are unable to obtain them otherwise. The Mining operation segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, we receive digital assets in the form of bitcoin.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We prepay a significant portion of the purchase price for these new miners as partially refundable deposits, with delivery expected to occur in monthly installments through the first quarter of 2023, and the remainder of the purchase price for these new miners is payable in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement. As of December 31, 2022, all new miners have been paid for in arrangements with our customers.
As of December 31, 2022, we had deployed approximately 234,000 bitcoin miners, which number consists of approximately 153,000 self-miners and approximately 81,000 hosted miners, which represented 15.7 exahash per second (“EH/s”) and 8.0 EH/s for self-miners and hosted miners, respectively.

Suppliers
Mining Equipment
Digital asset mining is dependent on specialized digital asset mining hardware utilizing application-specific integrated circuit (“ASIC”) chips to solve blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers, the largest of which is Bitmain. We have entered into agreements with Bitmain from time to time to supply most of the miners we intend to acquire for our mining operations.
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
Power Providers and Facility Development
We have experienced in-house power and facility development teams focused on sourcing, evaluating, developing and constructing the facilities where we self-mine digital assets and host for other third-party mining equipment. Historically, we have contracted with large electric utility providers to provide a sufficient supply of electricity to power the mining operations in our facilities. We have fixed, variable and interruptible bi-lateral power supply consumption agreements with electric power suppliers at our various facilities. These agreements provide for both firm and interruptible power supply through each provider’s transmission and distribution systems to dedicated substations owned by the power provider, the local utility or the Company. We value our relationships with our power providers and work to leverage our operating capabilities to take full advantage of any interruptible programs and all cost saving opportunities.
Supplier Agreements
Industrial Power Contract with Murphy Electric Power Board
The Company currently operates its “Marble 1” facility in Marble, North Carolina at a power capacity up to 35,000 kW under an Industrial Power Contract (the “Murphy IPC”) originally executed on December 15, 2017 with Murphy Electric Power Board (the “MEPB”). MEPB operates as a local power company partner to the larger Tennessee Valley Authority (“TVA”) system.
The Company’s Marble 1 power rates are governed by MEPB’s published rate schedule for large manufacturing service customers. Under that schedule, our rates are historically stable with some month-to-month variability dictated by the MEPB’s monthly fuel rider. In an effort to lower overall operating costs, the Company also participates in MEPB’s interruptible power program which allows MEPB to curtail our power usage for a limited number of hours each year. By making its usage curtailable and thereby ‘usable’ by MEPB/TVA, the Company is awarded a monthly bill credit commensurate with the amount of kilowatts it has agreed to provide back to the system when called upon.
Additionally, the Company participates in an economic development program offered by MEPB/TVA which is designed to incent capital investment and employment. Program awards are determined annually and paid monthly in the form of a bill credit.
Master Services Agreement and Power Arrangements with Duke Energy Carolinas, LLC
The Company currently operates its “Marble 2” facility in Marble, North Carolina at a power capacity up to 69,000 kW under a Master Services Agreement (the “MSA”) originally executed with Duke Energy Carolinas, LLC (“Duke”) on June 25, 2018.
The Company also entered into an Electric Service Agreement (the “ESA”) with Duke, effective June 10, 2019, for the supply of electric power to Marble 2. The Company’s Marble 2 power rates are governed by Duke Energy Carolinas published rate schedule which is overseen by the North Carolina Utilities Commission (the “NCUC”). Rates are largely stable with some seasonality and are subject to adjustment as approved by the NCUC. Further, the Company works to lower operating costs by participating in interruptible power and economic development incentive programs.

Electric Service Agreements with Dalton Utilities
The Company currently operates two facilities at two separate locations in Dalton, Georgia at a total power capacity of 195,000 kW under an Electric Service Agreement originally executed on October 11, 2018 with The Board of Water, Light and Sinking Fund Commissioners (the “Board of Commissioners”) of the City of Dalton, Georgia (d/b/a Dalton Utilities, “Dalton”) for the supply of electric power to each of its hosting sites located at Boring Drive, Dalton, Georgia (the “Boring Drive Site”) and Industrial South, Dalton, Georgia (the “Industrial South Site”).
The Company’s base power rates in Dalton are governed by Dalton’s Board of Commissioners are subject to change once each year. Additionally, the Board of Commissioners imposes a monthly Fuel Costs Adjustment (“FCA”) tied largely to local natural gas power prices. The FCA, like natural gas, is seasonal in nature.
Firm Power Contract and Related Arrangements with Tennessee Valley Authority
Core entered into a Firm Power Contract (“FPC”) with TVA for the supply of electric power to Core’s site near Calvert City, Kentucky. The Calvert City facility operates at a rate of up to 150,000 kW.
Subject to other terms and conditions, Core operates as a Large Manufacturing Service customer in accordance with certain TVA service rate schedules as modified or replaced from time to time by agreement between the parties. The FPC may be terminated on or after April 29, 2025 by either Core or TVA upon at least five years’ written notice. Similar to our MEPB/TVA governed Marble 1 facility, the Company works to lower operating costs by participating in interruptible power and economic development incentive programs.
Electric Service Agreement with Nodak/Minnkota
Core entered into an Electric Service Agreement (the “ESA”) with Nodak Electric Cooperative and Minnkota Power Cooperative (“MPC”) to supply power to it 100,000 kW mining facility in Grand Forks, North Dakota. Operations at the Grand Forks facility began in June of 2022.
The ESA provides a fixed annual rate for power, escalating slightly over time through 2026. As part of that agreement, and in an effort to reduce its fixed rate for power, the Company agreed to curtail its operations for a fixed number of hours each year at the direction of MPC. The Company does retain the right to disregard curtailment calls and pay hourly market prices when deemed economically favorable to its bottom line.
Power Purchase Agreement with the City of Denton
Effective as of September 3, 2021, Core entered into a Power Purchase Agreement with the City of Denton, Texas, d/b/a Denton Municipal Electric, a Texas Municipal Corporation and Home-Rule City. The agreement provides for an electrical power capacity of up to 297,000kW for a term of seven years at the Denton Energy Center. The price point for the energy delivered is designated as the ERCOT North Zone 15-min real-time index price as published by ERCOT plus ancillary services, transmission/distribution, taxes, and fees. The transmission and distribution utility serving the site is Denton Municipal Electric.
Master Energy Sales Agreement with MP2 Energy, LLC a Shell Subsidiary
Effective as of September 16, 2022, Core entered into a Master Energy Sales Agreement with retail electric provider MP2 Energy, LLC. The agreement provides for electrical power for the Cottonwood and Cedarvale data centers in Pecos, TX. The price point for the energy delivered is designated as the ERCOT West Zone 15-min real-time index price as published by ERCOT plus ancillary services, transmission/distribution, taxes, and fees. The transmission and distribution utility serving the sites is Texas-New Mexico Power.

Competition
We operate in a highly competitive industry with an increasing number of participants.
Our self-mining operations compete with mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of an established unit of a digital asset. We compete on the basis of our total number of miners, the degree of mining difficulty, the efficiency of our mining operations and the fiat value of the mining reward.
While miners of digital assets historically range from individual enthusiasts and entrepreneurs to large public company mining operations and large company mining hosting operations with dedicated data centers, the vast majority of mining is now undertaken and further trending towards large-scale, industrial mining facilities. A mining pool is created when mining participants pool the processing power of their miners over a network and mine transactions together. Rewards are then distributed proportionately to the pool participants based on the work/hash power contributed to solving a block. Our self-mining operations also compete with non-digital asset operations for access to suitable real estate and access to affordable and dependable electric power. In addition to competing to solve new blocks, we compete to acquire new miners, to raise capital, to obtain access to facilities for location of mining operations, and to develop or acquire new technologies.
Our hosting activities compete with a large number of other hosting operations. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers and the availability of mining equipment. To compete effectively as a hosting provider we will have to market our services effectively to large scale miners that value our ability to host at scale and who are willing to pay a premium hosting fee for our high up-time and operational expertise.
Several public companies (traded in the United States, Canada, and internationally), such as the following, may be considered competitors to the Company:
•Applied Digital Corp.;
•Argo Blockchain PLC;
•Bit Digital, Inc.;
•Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);
•Cipher Mining Inc.;
•Cleanspark, Inc.;
•Greenidge Generation Holding Inc.;
•Hive Blockchain Technologies Inc.;
•Hut 8 Mining Corp.;
•Iris Energy Ltd.
•Marathon Digital Holdings, Inc.;
•Mawson Infrastructure Group Inc.;
•Riot Platforms, Inc.;
•Stronghold Digital Mining, Inc.; and
•TeraWulf Inc.
The digital assets industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future. Other market participants in the digital assets industry include investors and speculators, retail users transacting in digital assets, and service companies that provide a variety of services, including buying, selling, payment processing and storing of digital assets. To continue to be successful, we will require sufficient additional capital to build additional facilities and to acquire new available mining equipment and related infrastructure. Subject to raising additional capital, our digital asset initiatives will compete with other industry participants that focus on investing in and securing the blockchains of bitcoin and other digital assets.

Intellectual Property
We seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.
We have filed over 70 patent applications and obtained issued patents in technologies such as blockchain, data center management, infrastructure and cooling. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open-source software licenses. We obtain many components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute those open-source components of our platform. As a result, open-source development and licensing practices can limit the value of our software copyright assets.
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.
Government Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and internal regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the U.S. Securities and Exchange Commission (“SEC”) expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee.
In addition to the activities of the United States federal government and its various agencies and regulatory bodies, government regulation of blockchain and digital assets is also under active consideration by similar entities in other countries and transnational organizations, such as the European Union. State and local regulations within the United States also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “initial coin offerings”) and has made statements and official promulgations as to the status of certain digital assets as “securities” subject to regulation by the SEC.
The effect of any regulatory change by the federal, state, local or foreign governments or any self-regulatory agencies on the Company is impossible to predict, but such change could be substantial and may have a material adverse effect on the Company’s business, financial condition and results of operations. For example, in November 2022, the State of New York enacted a law prohibiting new proof of work mining activities that use power generated from carbon inputs. While the Company does not currently operate in New York and we are unaware of other significant governmental or regulatory action adverse to bitcoin mining in the United States, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible.
In addition, various foreign jurisdictions either have adopted, or may adopt, laws, regulations or directives that affect digital assets, digital asset networks, and their users and participants. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of digital assets by users, merchants and service providers outside of the United States, and may therefore impede the growth of digital assets. A number of Eastern European and Asian countries currently have a more restrictive stance toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as digital asset transaction processing, in each of those countries. Presently, we do not believe any U.S. or state regulatory body other than the

State of New York has taken any action or position adverse to our main digital asset, bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of certainty. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities.
Seasonality
The Company’s business is not generally subject to seasonality. However, coin generation from the Company’s mining operations may vary depending on the Company’s total hash rate at a given point in time relative to the total hash rate of the bitcoin network.
Our Human Capital Resources
All aspects of our business require specialized knowledge and technical skill. Such knowledge and skills include the areas of blockchain technology, research and development, digital assets, digital asset market, digital asset operations, human resource management, data privacy, as well as legal, compliance, finance and accounting. We believe that we have adequate personnel and resources with the specialized skills required to conduct our operations successfully. As of December 31, 2022, we had 235 full-time employees. All of these employees are located in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
Recent Developments
Chapter 11 Filing
On December 21, 2022, Core Scientific, Inc. (the “Company”) and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of its convertible notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Restructuring Support Agreement was terminated by the Company pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a Senior Secured Super-Priority Replacement Debtor-in-Possession Loan and Security Agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”).
The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility will bear interest at a rate of 10%, which will be payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender will receive an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash. The Replacement DIP Credit Agreement includes representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the Replacement DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement DIP Credit Agreement to be immediately due and payable.
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
The Bankruptcy Court has appointed two official committees: the Official Committee of Unsecured Creditors (the "Creditors' Committee"), which represents general unsecured creditors, and the Official Committee of Equity Security Holders (the “Equity Committee”), which represents equity security holders. These committees have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees, including those of their counsel and financial advisors.
Court filings and other documents related to the Chapter 11 process are available on a separate website administered by our claims agent, Stretto, at https://cases.stretto.com/corescientific/. Information is also available by calling 949-404-4152 (toll-free in the U.S.) or +1-888-765-7875 (for parties outside the U.S.). Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.
Corporate Information
Although our business operations date uninterrupted back to 2018 (and was known as “Core Scientific” (“Old Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business like Old Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement (the “Merger Agreement”) which provided for the business combination transactions provided therein (the “Business Combination”) pursuant to which the business of Old Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. (“New Core” or the “Company”). XPDI’s stockholders approved the transactions contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the Business Combination.
Available Information
Our internet address is www.corescientific.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference only. We currently make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy reports and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
You can access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only)

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
•We filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and are currently operating as a debtor in possession under the jurisdiction of the United States Bankruptcy Court.
•Digital assets are subject to extreme price volatility.
•Our business is highly dependent on a small number of digital asset mining equipment suppliers.
•Our business is capital intensive, and failure to obtain the necessary capital when needed will force us to delay, limit or terminate our expansion efforts or other operations, which would have a material adverse effect on our business, financial condition and results of operations.
•There is substantial doubt about our ability to continue as a going concern.
•Our substantial level of indebtedness and liquidity constraints have adversely affected our financial condition and our ability to service our indebtedness.
•We will need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.
•If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition will be materially and adversely affected, which will have a negative impact on the trading price of our securities.
•Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities.
•A slowdown in the demand for blockchain technology or blockchain hosting resources and other market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
•A significant portion of our assets including our miners and our mining facilities are pledged to various of our creditors
•Our revenue comes from the bitcoin we mine and sell and from a small number of hosting customers.
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
•We may not be able to obtain new hosting and transaction processing hardware or purchase such hardware at competitive prices.

•Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly Asian and other non-Western countries.
•We generate significant revenue from a limited number of facilities in Georgia, Kentucky, North Carolina, North Dakota and Texas.
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
•We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions to provide us with customary financial products and services.
•Digital assets exchanges and other trading venues are relatively new and, in some cases, unregulated, and some have experienced fraud and failure.
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
•The digital assets held by us are not subject to FDIC (defined below) or SIPC (defined below) protections.
•Our interactions with a blockchain may expose us to SDN (defined below) or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.
•We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. We may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.

•We were delisted from Nasdaq and our shares currently trade on the OTC.
Risks Related to our Chapter 11 Cases
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
On December 21, 2022 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
The Chapter 11 Cases are being jointly administered under the caption In re Core Scientific, Inc., et al., No 12-90341 (DRJ). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with bankruptcy, including the following:
•our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•our ability to obtain court approval with respect to motions filed in Chapter 11 Cases from time to time;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•our ability to continue to invest in our business, which could hurt our competitiveness;
•our ability to enter into or maintain contracts that are critical to our operations at competitive rates and terms;
•our ability to execute our business plan;
•our ability to maintain acceptable and appropriate financing;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 cases; and
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways, such as adversely impacting our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.
Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:
•engage in certain transactions with our vendors;
•buy or sell assets outside the ordinary course of business;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•grant liens; and
•finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under the supervision of the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain creditors prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various official and ad hoc committees and other parties-in-interest and one or more hearings. The various official and ad hoc committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial attention required of such individuals by the Chapter 11 Cases.
The execution of our business plans depends on the efforts of our senior management team and other key personnel to execute our business plans. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Cases, thereby potentially impairing their abilities to execute our business plans. Accordingly, our business plans may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.
The pursuit of the bankruptcy filing has consumed and will continue to consume a substantial portion of the time and attention of management, which may have a material adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Leading up to and following commencement of the Chapter 11 Cases, our management team has been required to spend a significant amount of time and effort focusing on the filings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if a Chapter 11 plan is not confirmed. During the continued pendency of the Chapter 11 Cases, our employees are facing distraction and uncertainty and we may experience increased levels of employee attrition. We are highly dependent on the continuing efforts of our executive officers and other personnel as our executive officers have substantial experience and expertise in our industry and have made significant contributions to our business. Uncertainty as a result of the Chapter 11 Cases may adversely affect our ability to attract and retain key personnel, and loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations and could require the incurrence of substantial additional costs to recruit replacement personnel, thereby adversely affecting our business and results of operations. In addition, we could experience losses of customers who may be concerned about our long-term viability.
As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting upon emergence, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be unable to comply with restrictions or with budget, liquidity or other covenants imposed by the agreements governing the DIP financing and our other financing arrangements. Such non-compliance could result in an event of default under the terms of the DIP financing that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The agreements governing our Replacement DIP Facility impose a number of restrictions on us. Specifically, the terms of the credit agreement governing the Replacement DIP Facility impose certain obligations including, among other things, affirmative covenants requiring us to provide financial information, budgets and other information to the agent under the Replacement DIP Facility, and negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in by the terms of the Replacement DIP Facility. Our ability to borrow under the Replacement DIP Facility is subject to the satisfaction of certain conditions precedent. Covenants of the Replacement DIP Facility include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the Replacement DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the Replacement DIP Facility. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply with a covenant could result in an event of default under the agreements governing the Replacement DIP Facility and our other financing arrangements.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure related to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to unanticipated potential delays.
We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm our plan of reorganization. Even if the requisite acceptances of our plan of reorganization are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.
Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that any plan of reorganization will achieve our stated goals.
Furthermore, we cannot predict the ultimate amount of all the Debtors’ liabilities that will be subject to a plan of reorganization. Even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms. Even once a plan of reorganization is implemented, our operating results may be adversely affected by the possible reluctance of customers to do business with a company that recently emerged from bankruptcy proceedings.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.
If the Chapter 11 Cases continue for a longer period than anticipated, customers and suppliers may lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. If we require additional debtor-in-possession financing and are unable to obtain it on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless. Furthermore, we cannot predict the ultimate amount of all liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
Third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for the
Company or our assets.
Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the Petition Date with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this “exclusivity period.” as it may be extended, there can be no assurance that we will be able to do so. There is also no assurance that a plan of reorganization we propose will be approved by the requisite creditors and the Bankruptcy Court. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans of reorganization for the Debtors. An alternative plan of reorganization could contemplate the Company continuing as a going concern, the Company being broken up, the Company or its assets being acquired by a third party, the Company being merged with a competitor or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.
Companies in Chapter 11 are often the target of unsolicited merger and acquisition offers, and there is no guarantee that we will emerge from Chapter 11 as a standalone company. An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence on a stand-alone basis; and unease and uncertainty among our customer base. In addition, any potential transaction proposed during Chapter 11, even if we decided such transaction was in our best interest, would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.
The Chapter 11 Cases may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from the Chapter 11 Cases.
In connection with our emergence from the Chapter 11 Cases, we may be able to retain a portion of our U.S. net operating loss ("NOL"), capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from the Chapter 11 Cases may result in a change in ownership for purposes of IRC Section 382. Additionally, any Chapter 11 plan we may implement extinguishing pre-petition accounts payable, accrued expenses, operating and finance leases, notes payable, and other obligations, absent an exception, may result in cancellation of indebtedness income (“CODI”) upon discharge of outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a Chapter 11 plan. Many states adopt the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes. These events under the IRC are based on the value of the corporation as of the emergence date and the ultimate structure associated with a plan of emergence. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.
In certain specific instances, including, if we are not able to obtain confirmation of a Chapter 11 plan of reorganization, if current financing is insufficient, or if exit financing is not available, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, and may result in significant smaller distributions to our creditors than under a Chapter 11 plan of reorganization.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. There can be no assurance that we will be able to confirm a plan of reorganization that will permit us to emerge from bankruptcy and continue operations. There can be no assurance that our access to liquidity, including funds available from our DIP financing and amounts of cash from future operations, will be sufficient to fund ongoing operations.
If the Bankruptcy Court finds, after much consideration, that it would be in the best interest of creditors and/or us, the Bankruptcy Court could convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner our business as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or before confirmation of the Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Chapter 11 plan of reorganization. Any claims not ultimately discharged through the Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations, borrowing capacity under the senior secured revolving credit facility and issuances of other debt. If our cash flow from operations decreases, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. In addition, we must comply with the covenants of our DIP financing in order to continue to access our borrowings thereunder. We cannot assure you that we will be able to comply with the covenants of our DIP financing or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP financing agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.
If we have substantial indebtedness upon emergence from Chapter 11, it may adversely affect our financial health and operating flexibility.
Upon emergence from Chapter 11, we may have substantial indebtedness that could have important consequences to us, including:
•limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;
•limiting our ability to capitalize on business opportunities and to react to competitive pressures; and
•limiting our ability or increasing the costs to refinance indebtedness.
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible our common stock will be canceled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is too early to determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is possible that our common stock will be canceled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our common stock, amounts invested by such holders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock would have no value. Alternatively, our Chapter 11 plan of reorganization could provide for additional equity issuances, which would have the effect of diluting our existing common stockholders, or otherwise provide that our existing equity holders receive only a small fraction of the equity in the post-reorganization business. Trading prices for our securities are very volatile and may bear little or no relationship to the actual ecovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Risks Related to our Business and Industry
Digital assets are subject to extreme price volatility. The value of digital assets is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently generate almost all of our revenue from the sale of bitcoin that we mine in our facilities. Investing in bitcoin and other digital assets is speculative. Bitcoin and other digital assets have historically experienced significant intraday and long-term price volatility, significantly impacted by momentum pricing. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. We believe that momentum pricing may have resulted, and may continue to result, in significant and rampant speculation regarding future appreciation (or depreciation) in the value of digital assets, inflating and making their market prices more volatile. In addition, there is currently growing but limited acceptance of digital assets in the retail and commercial marketplace, as compared to the demand generated by investors seeking a long-term value retention or by speculators seeking to profit from the short- or long-term holding of such digital assets, which may contribute to their extreme levels of price volatility.
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
Even if shareholders are able to hold their common stock for the long-term, their common stock may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. Investors should be aware that there is no assurance that bitcoin or other digital assets will maintain their long-term value in terms of future purchasing power or that the acceptance of digital asset payments by mainstream retail merchants and commercial businesses will continue to grow. If the price of bitcoin or other digital assets declines, our profitability will decline.
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
Our business is capital intensive, and failure to obtain the necessary capital when needed will force us to delay, limit or terminate our expansion efforts or other operations, which would have a material adverse effect on our business, financial condition and results of operations.
The costs of constructing, developing, operating and maintaining digital asset mining and facilities, and owning and operating a large fleet of the latest generation mining equipment are substantial.
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
Moreover, in order to grow our hosting business, we need additional facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations have increased significantly and may continue to increase in the future, which have made it difficult for us to attract new customers, expand our business and to operate our facilities profitably.
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
Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2022, we had cash and cash equivalents of approximately $15.9 million. Our cash on hand and cash generated from operations may not be sufficient to meet our cash and liquidity needs, and we may need to seek additional capital, potentially through debt or equity financings. To the extent that we raise additional capital through the sale of additional equity or convertible securities, equity ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect Company security holder rights. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or in light of specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline. Additionally, there is a possibility that we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. As of March 13, 2023, not including any FDIC-insured amounts, we have no exposure to SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
If future prices of bitcoin are not sufficiently high, our business, results of operations and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities.
Our financial condition and results of operations is reliant on our ability to sell the bitcoin we mine at a price greater than our costs to produce that bitcoin. Low bitcoin prices and our need to sell bitcoin we have mined to increase our cash balances have impacted our balance sheet. As our cost to produce a single bitcoin increases, if future prices of bitcoin are not sufficiently high, we may not realize the benefit of the capital expenditures we have incurred to acquire miners and develop new data centers. Low bitcoin prices have negatively impacted our business, results of operations and financial condition, which has had a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.
Miner manufacturers may continue requiring significant advance deposits before orders are fulfilled and delivered.

In the past, miner manufacturers have required advance deposits for miner purchases. If this continues in the future, the Company may need to tie up significant amounts of cash several months before it receives and is able to deploy purchased miners to generate revenue. These advance deposits further drive the financial burden of operating a capital-intensive business. Miner manufacturers holding a deposit from the Company may go out of business before delivering purchased miners, or for other reasons fail to deliver the miners associated with the deposit. There is no certainty that, in such circumstances, the Company would succeed in recovering any of its deposit, which could materially and adversely affect its business, financial condition, and results of operations.
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
•the price of bitcoin;
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
For the year December 31, 2022, we generated limited revenue and incurred substantial losses and may continue to incur losses for the foreseeable future. We had a net loss of $2.15 billion for the year ended December 31, 2022. As of December 31, 2022, our accumulated deficit was $2.17 billion. Our historical results are not indicative of our future performance. If we are not able to successfully develop our business, it will have a material adverse effect on our business, financial condition and results of operations.

We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of goodwill and intangible assets. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets. See financial statement Note 5 - Property, Plant and Equipment, net and Note 6 - Goodwill in Item 8 for discussions of recently recognized impairments. Separately, we assess our digital assets, which currently predominately consists of bitcoin, for impairment on a daily basis.
Digital assets are currently considered indefinite-lived intangible assets under GAAP, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. Moreover, there is no guarantee that future changes in GAAP will not require us to change the way we account for digital assets held by us. Due principally to variability in the price of bitcoin, we have recently recorded related impairment charges, and may continue to do so in future reporting periods. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of digital assets.
Secured Creditors May Seek to Lift the Automatic Stay and Exercise Rights Against the Debtors.
Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors for goods furnished and services provided after the Petition Date are paid in the ordinary course of business.
Secured creditors may petition the Bankruptcy Court to lift the automatic stay and allow such secured creditors to exercise certain rights and remedies against us and our assets. If the automatic stay is lifted, the exercise of such remedies may result in a negative impact on our revenues, liquidity, and operating performance and may also hinder or delay our ability to formulate a new operating business plan or chapter 11 plan.
Potential Adequate Protection Payments May Harm the Debtors’ Liquidity.
During the Chapter 11 Cases, the Bankruptcy Court can order the payment of cash as adequate protection to secured parties to protect their interests in their collateral. If such relief is sought by one or more secured creditors and granted by the Bankruptcy Court, such adequate protection payments may result in the Debtors utilizing their available liquidity, which may negatively impact our ability to meet our ongoing operational requirements or comply with certain covenants under the Replacement DIP Credit Facility.

Our revenue comes from the fair value of bitcoin at the time we fulfill our performance obligations to the mining pool(s) and from a small number of hosting customers, and the insolvency of, loss of, or significant decrease in business from, a number of these customers or our failure to continually attract new customers could have a material adverse effect on our business, financial condition and results of operations.
We generated a significant portion of our hosting revenue from a small number of hosting customers. Since December 2022 we have terminated most of our hosting customers to increase the Company’s overall profitability. As of December 31, 2022, our largest hosting customer accounts for 36% of our overall hosting revenue and 9% of our total revenue. Any failure to meet our end-users’ expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
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
Possibility of less frequent or cessation of monetization of cryptocurrencies.
A decision by the Company to cease monetization of cryptocurrencies or to monetize cryptocurrencies less frequently can increase the risk of cryptocurrencies held decreasing in value and the risk of loss or theft of cryptocurrencies. This in turn, may increase the level of audit risk for the Company's auditors in the area of auditing the existence and ownership rights of crypto-asset holdings. If the Company's auditors deem the audit risk too high, there is risk that the current auditors would withdraw from the audit which, in turn, would increase the risk of the Company's ability to comply with the requirement for reporting annual audited financial statements as part of its ongoing continuous disclosure requirements as a publicly listed company.

Delays in the expansion of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
The servers used for digital asset transaction processing and colocation hosting require the use of facilities (“facilities”) with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our strategy is to increase our mining capacity and increase substantially the number of miners we operate. In order to meet our financial plan, we need to expand our existing facilities or build new facilities. We may face challenges in obtaining suitable land to build new facilities or to develop facilities on land we currently own or lease and need to work closely with the local power suppliers and local governments of the places where our proposed facilitates are located. We also may face challenges in generating sufficient cash or obtaining financing necessary to complete or develop planned facilities on time. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, and lack of available capital, will negatively impact our construction timelines and budget or result in any new facilities not being completed at all.
Our new facilities in Georgia and North Dakota became operational during the fourth quarter of 2021. In February 2022, our facility in Denton, Texas became operational, and we announced the entry of an agreement with the Muskogee City-County Port Authority to develop a new facility in Oklahoma which currently remains undeveloped. Expansion of existing facilities, construction of new facilities, and sales of one or more existing facilities is being evaluated. Expansion and construction require us to procure and rely on the experience of one or more designers, general contractors and subcontractors, and we or such designers or contractors may experience financial or other problems during the design or construction process that could delay completion of planned facilities. We may also experience quality control issues as we implement any upgrades in our hosting capacity through the installation and maintenance of chipsets and servers or new cooling technologies such as immersion and water curtain cooling. Our business will be negatively impacted if we are unable to run our mining operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we will damage our miners and the miners of third parties and the profitability of our mining operations.
Delays in the supply of power required to support a facility would cause material and negative effects on our revenue growth, profitability and results of operations. Delay in completing a project, or any substantial cost increase or failure to obtain sufficient capital to complete a project, would materially adversely affect our business, financial condition and results of operations.

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
Our mining and hosting services require a significant amount of electric power. The costs of electric power account for a significant portion of our cost of revenue. We require a significant electric power supply to conduct our mining activity and to provide many hosting services we offer, such as powering and cooling our and our customers’ servers and network equipment and operating critical mining and facility and equipment infrastructure.
The amount of power required by us and our customers will increase commensurate with the demand for our services and the increase in miners we operate for ourselves and our hosting customers. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control. Higher than expected power rates in 2022 materially impacted our operations.
Although we aim to build and operate energy efficient facilities, there can be no assurance such facilities will be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to these power contracts, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Any system downtime resulting from curtailments, insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our operations do not run on back-up generators in the event of a power outage or curtailment. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
We may not be able to obtain transaction processing hardware or purchase such hardware at competitive prices during times of high demand, which could have a material adverse effect on our business, financial condition and results of operations.
Historically, an increase in interest and demand for digital assets has led to a shortage of transaction processing hardware and increased prices. We and our customers and potential customers have experienced, and may in the future experience, difficulty in obtaining new equipment or replacement components for our and their existing equipment, including graphics processing units and application-specific integrated circuit chipsets and computer servers, which has had, and in the future may have, a material impact on the demand for our services and associated revenue. Furthermore, our Chapter 11 Cases may dissuade suppliers from doing business with us.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly Asian and other non-Western countries.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly in Asian and other non-Western countries. These events and circumstances are largely outside of our influence and control. We are heavily dependent on the Chinese manufacture of equipment, much of which has historically been for sale within China and other countries outside the United States. We believe that historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. For example, in May and June 2021, in their efforts to curb digital asset trading and mining, regulators in several Chinese Provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local digital asset mining operations. The long-term impact of such restrictions is unknown and could be detrimental to our business and profitability. Whether or not the lack of mining activity in China will negatively impact Chinese miner manufacturing and the development, price, availability of new and enhanced mining equipment is unknown. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the likely increase in mining activity would likely reduce our revenue and profitability.
Global conflict, increasing tensions between the United States and Russia, and other effects of the ongoing conflict in Ukraine, could negatively impact the Company’s business, results of operations and financial conditions.
Unforeseen global events such as the armed conflict between Russia and Ukraine could adversely affect our business and results of operations. In late February 2022, Russian military forces launched significant military action against Ukraine. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia and others supporting Russia’s economy or military efforts. This armed conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and results of operations. To the extent that this conflict has increased the global cost of energy and disrupted the demand for and price of digital assets, it has and could continue to have an impact on our business. Further sanctions, bans or other economic actions in response to the ongoing conflict in Ukraine or in response to any other global conflict could result in an increase in costs and further disruptions to the Company. White the extent of such items is not presently known, any of them could negatively impact the Company’s business, results of operations and financial condition
Governments and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to transaction processing operations such as ours, which could have a material adverse effect on our business, financial condition and results of operations.
Governments or government regulators may potentially restrict electricity suppliers from providing electricity to our facilities and transaction processing operators in times of electricity shortage or may otherwise potentially restrict or prohibit the provision of electricity to transaction process operators like us. For example, on May 14, 2018, the Chelan County Public Utility District in Washington approved a three-month extension of a moratorium on the approval of electric service for new digital asset transaction operators in Chelan County. In March 2018, the City of Plattsburgh, New York, placed an 18-month moratorium on transaction processing to preserve natural resources, the health of its residents and the “character and direction” of the city after residents complained about significantly higher electricity bills.
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
Power outages in our facilities could have a material adverse effect on our business, financial condition and results of operations.
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
If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition and results of operations.
The costs of building out, leasing and maintaining our facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our digital mining operations and new and existing hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

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
If we fail to successfully integrate future acquisitions, or the people or technologies associated with those acquisitions, into our company, our results of operations could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. Moreover, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.
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
We may not realize the anticipated benefits of any future acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to contemplate and pursue acquisitions to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships in the future or that any such future acquisitions or strategic partnerships will be successfully integrated or advantageous to us. Entities we acquire may not achieve the long-term revenue and earnings we anticipated, or their liabilities may exceed our expectations. We could fail to realize synergies that we anticipated from acquisition candidates. The pursuit of potential acquisitions could divert our management’s attention and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may be unable to profitably manage acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from future acquisitions or strategic partnerships due to a number of factors, including:
•inability or difficulty integrating and benefiting from acquired technologies or solutions in a profitable manner, including as a result of reductions in operating income, increases in expenses, failure to achieve synergies or otherwise;
•unanticipated costs or liabilities associated with the acquisition or strategic partnership;
•loss of key employees;
•assumption of potential liabilities of the acquired business, including regulatory noncompliance or acquired litigation, and expenses relating to contractual disputes of the acquired business for, infringement of intellectual property rights, data privacy violations or other claims;
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
Any failure in the critical systems of our facilities or services we provide could lead to disruptions in our and our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.
The critical systems of the facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, routers, switches or other equipment, power supplies or network connectivity, whether or not within our control, could result in service interruptions impacting our operations as well as equipment damage, which could significantly disrupt our business operations and the operations of our customers, harm our reputation and reduce our revenue. Any failure or downtime in one of the facilities that we operate impact mining rewards generated by us and reduce the profitability of our customers.
The total destruction or severe impairment of any of the facilities we operate could result in significant downtime of our operations and services and loss of customer data. Since our ability to generate revenue depends on our ability to provide highly reliable service, even minor interruptions in our operations could harm our reputation and negatively impact our revenue and profitability. Our ability to generate revenue and the services we provide are subject to failures resulting from numerous factors, including:
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
We generate significant revenue from a limited number of facilities in Georgia, Kentucky, North Carolina, North Dakota and Texas and a significant disruption to operations in any region could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our critical business operations are concentrated in Georgia, Kentucky, North Carolina, North Dakota and Texas. A significant disruption to facilities in this region could materially and adversely affect our operations. Additional facilities and development of new facilities, however, will require additional capital investment to reach full “build out.” An event beyond our control, including, but not limited to, an act of God (including, but not limited to, fires, explosions, earthquakes, drought, hurricanes, tidal waves, floods and other extreme weather events, including heat, cold, wind and other conditions), war, hostilities (whether war is declared or not), acts of foreign enemies, embargo, rebellion, revolution, insurrection, military or usurped power, civil war, contamination by radioactivity or chemical weapon, riot, strikes, protests, lockouts, disorder, acts or threats of terrorism, pandemics or other catastrophic events that result in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations, and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We believe our success depends on the efforts and talent of our employees, including facility design, construction management, operations, data processing, engineering, IT, risk management and sales and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

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
A party who is able to compromise the physical security measures protecting our facilities could cause interruptions or malfunctions in our operations and misappropriate our property or the property of our customers. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may be exposed to cybersecurity threats and breaches, which could have a material adverse effect on our business, financial condition and results of operations.
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
Rapid, significant and disruptive technological changes continue to impact our industry. The infrastructure at our facilities may become less marketable due to demand for new processes and technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; (iii) new technology that permits higher levels of critical load and heat removal than our facilities are currently designed to provide; (iv) an inability of the power supply to support new, updated or upgraded technology; and (v) a shift to more power-efficient transaction validation protocols.
In addition, the systems that connect our facilities to the internet and other external networks may become insufficient, including with respect to latency, reliability and diversity of connectivity. We may not be able to adapt to changing technologies, identify and implement new alternatives successfully or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, the Company had U.S. federal and state net operating losses (“NOLs”) of $344.6 million and $198.5 million, respectively, available to offset future taxable income. Our Federal NOLs can be carried forward indefinitely, but the deductibility of federal NOLs is subject to certain limitations. Our state NOLs begin to expire in 2035. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. As of December 31, 2022, the Company had U.S. federal and state capital loss carryforwards of $220.7 million and $193.4 million, respectively. The capital loss carryforwards begin to expire in 2027.
In addition, under the Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Code imposes limitations on a company’s ability to use its NOLs if one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Thus, prior changes in our ownership or future changes in our ownership may limit our ability to use our NOLs. We have not yet determined the cumulative ownership change resulting from the Transactions or any resulting limits on utilization of NOLs or other tax attributes. Similar provisions may subject the capital loss carryforwards to utilization limitation. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for U.S. federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future taxable income. For these reasons, we may not be able to utilize a material portion of the NOLs or capital loss carryforwards, even if we have taxable income.
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
Our business model has evolved in the past and continues to do so. We previously were engaged primarily in providing infrastructure hosting services to our commercial counterparties after being founded to engage in the business of verifying and confirming transactions on a blockchain, also known as transaction processing, or “mining.” More recently, we decided to substantially increase our focus on digital asset mining for our own account. We have also recently terminated the contracts of several of our hosting customers to improve overall Company profitability and in furtherance of the Company’s emphasis on self-mining. We may adjust our business model further from time to time, including trying to offer additional types of products or services, such as a blockchain application designed by us, blockchain services and other related businesses, or entering into strategic partnerships or acquisitions. We have generated limited revenue from such services, and we do not know whether any of them will be successful. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business strategy are likely to have similar effects. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. There can be no assurance that we will ever generate sufficient revenues or achieve profitably in the future or that we will have adequate working capital to meet our obligations as they become due.
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
We compete with other bitcoin miners and with a range of hosting providers and blockchain providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the blockchain industry, including technology companies, such as hyperscale cloud players, managed service providers and real estate investment trusts (“REITs”), some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. Cloud offerings may also influence our customers to move workloads to cloud providers, which may reduce the services they obtain from us. Our current and future competitors may vary from us in size, service offerings and geographic presence.
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
We operate in a rapidly changing and competitive industry and our projections are subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast as they generally depend on our assessment of the timing of adoption and use of bitcoin and other digital assets, which is uncertain. Furthermore, as we invest in the development of our hosting and self-mining business, whether because of competition or otherwise, we may not recover the often substantial up-front costs of constructing, developing and maintaining our facilities and purchasing the latest generation of miners or recover the opportunity cost of diverting management and financial resources away from other opportunities. Additionally, our business may be affected by reductions in miner demand for facilities and services and the price of bitcoin and other digital assets as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our hosting services and market price of bitcoin or other digital assets we mine may not prove to be accurate. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected. If actual results differ from our estimates, analysts or investors may negatively react and our stock price could be materially impacted.
We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.
As an early stage company with operations focused in the digital asset transaction processing industry, we have in the past experienced, and may in the future experience, difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions to provide us with customary leasing and financial products and services, such as bank accounts, lines of credit, insurance and other related services, which are necessary for our operations. To the extent a significant portion of our business consists of digital asset transaction mining, processing or hosting, we may in the future continue to experience difficulty obtaining additional financial products and services on customary terms, which could have a material adverse effect on our business, financial condition and results of operations.

The usefulness of digital assets as a payment system and the public perception of digital assets could be damaged if banks or financial institutions were to close the accounts of businesses engaging in bitcoin and/or other digital asset-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and securities depositories, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect the Company’s relationships with financial institutions and impede the Company’s ability to convert digital assets to fiat currencies. Such factors could have a material adverse effect on the Company’s business, prospects or operations and harm investors.
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
Events in 2022 have increased the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate digital assets and digital asset intermediaries, such as digital asset exchanges and custodians.
The collapse of TerraUSD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Ltd. (“Three Arrows”), Celsius, Voyager Digital Ltd. (“Voyager”), Genesis Global Holdco, LLc (“Genesis Global”) and BlockFi inc. have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The U.S. regulatory regime - namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”), FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Company to comply with certain regulatory regimes, which could result in new costs for the Company. The Company may have to devote increased time and attention to regulatory matters, which could increase costs to the Company. New laws, regulations, and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Company’s shares.
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
Furthermore, in the several applications to establish an exchange traded fund (“ETF”) of digital assets, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate digital assets under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds. On April 20, 2021, the U.S. House of Representatives passed a bipartisan bill titled “Eliminate Barriers to Innovation Act of 2021” (H.R. 1602). If passed by the Senate and enacted into law, the bipartisan bill would create a digital assets working group to evaluate the current legal and regulatory framework around digital assets in the United States and define when the SEC may have jurisdiction over a particular token or digital asset (i.e., when it is a security) and when the CFTC may have jurisdiction (i.e., when it is a commodity).
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
Furthermore, the SEC may determine that certain digital assets or interests, for example tokens offered and sold in initial coin offerings (“ICO”), may constitute securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although, we do not intend to be engaged in the offer or sale of securities in the form of ICO offerings, and we do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets. The SEC, CFTC, securities exchanges, IRS or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities,” or ownership of “investment securities,” and we may be subject to regulation or registration requirements under various federal laws and related rules. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as subjecting us to regulation, or requiring registration, under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.
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
In addition, a number of proposed ICOs have sought to rely on Regulation A and have filed with the SEC a Form 1-A covering a distribution of a digital token. Two such offerings were qualified in July 2019. In addition, some token offerings have been commenced as private securities offerings intended to be exempt from SEC registration. Further, the SEC has yet to approve for listing and trading any exchange-traded products (such as ETFs) holding digital assets. The SEC has taken various actions against persons or entities that have allegedly misused digital assets, engaged in fraudulent schemes (i.e., Ponzi scheme) and/or engaged in the sale of tokens that were deemed securities by the SEC.
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
Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.
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

Digital assets exchanges and other trading venues are relatively new and, in some cases, unregulated and some have experienced fraud and failure.
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
Many digital asset exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, which may cause the price of bitcoin to decline. For example, in the first half of 2022, each of Celsius, Voyager, and Three Arrows declared bankruptcy, resulting in a loss of confidence among participants in the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, BlockFi Inc. and FTX Trading Ltd (“FTX”), the third largest digital asset exchange by volume at the time, halted customer withdrawals, and, shortly thereafter, FTX and its subsidiaries filed for bankruptcy. Most recently, in January 2023, Genesis Global and certain affiliates filed for bankruptcy.
In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset market and in bitcoin. These events have also negatively impacted the liquidity of the digital asset market as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices, including the price of bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence at least in part in digital asset networks and result in greater volatility in bitcoin’s value. Because the value of bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation, or law (“fiat” currency) for bitcoin, should the marketplace for bitcoin be jeopardized or disappear entirely, permanent and total loss of the value of bitcoin may result.
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
Certain digital assets held by us are stored using Coinbase Global, Inc. (“Coinbase”), a third-party digital asset service. We believe that the security procedures that Coinbase utilizes, such as dual authentication security, secured facilities, segregated accounts and cold storage, are reasonably designed to safeguard our bitcoin and other digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by us. In addition, Coinbase’s limited liability under its services agreement with us may limit our ability to recover losses relating to our bitcoin. If such digital assets are lost, stolen or destroyed under circumstances rendering a third party liable to us, it is possible that the responsible third party may not have the financial resources or insurance sufficient to satisfy any or all of our claims against the third party, or have the ability to retrieve, restore or replace the lost, stolen or destroyed digital assets due to governing network protocols and the strength of the cryptographic systems associated with such digital assets. To the extent that we are unable to recover on any of our claims against any such third party, such loss could have a material adverse effect on our business, financial condition and results of operations.
Losses relating to our business may be uninsured, or insurance may be limited.
Our hosting and colocation operations are subject to hazards and risks normally associated with the daily operations of facilities. Currently, we maintain various insurance policies for business interruption for lost profits, property and casualty, public liability, commercial employee, workers’ compensation, personal property and auto liability. Our business interruption insurance for lost profits includes coverage for business interruptions, our property and casualty insurance includes coverage for equipment breakdowns and our commercial employee insurance includes employee group insurance. We believe our insurance coverage adequately covers the risks of our daily business operations. However, our current insurance policies may be insufficient in the event of a prolonged or catastrophic event. The occurrence of any such event that is not entirely covered by our insurance policies may result in interruption of our operations, subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services.
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
In addition, the price of digital assets may be affected by the buying and selling of a significant amount of digital assets by a holder, or a group of holders. For example, Mt. Gox’s bankruptcy trustee sold approximately $400 million of bitcoin and Bitcoin Cash between December 18, 2017 and February 5, 2018, in order to generate proceeds to repay bitcoin owners and creditors that experienced losses as a result of cyber-attacks against Mt. Gox. Similarly, Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, could sell a significant portion of his estimated 1 million bitcoin representing 5% of the total bitcoin in circulation today. Many believe that such sales created a downward pressure on the price of bitcoin. The current macroeconomic environment, inflationary pressures and capital constraints have resulted in large scale selling of digital assets for cash that has contributed to the decrease in the price of digital assets, including bitcoin. Any such similar events, or other unforeseen actions by holders of a significant amount of digital assets, could have a material adverse effect on our business, financial condition and results of operations.

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
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. Efforts are being made to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our facilities. Any enactment of laws or promulgations of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction in which we conduct business, could have a material adverse effect on our business, financial condition and results of operations.
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
Currently, we believe there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively sizable use by speculators, thus contributing to price volatility that could adversely affect our business, financial condition and results of operations.
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
We currently sell our digital assets, obtained from mining as they are mined, to pay for costs and expenses, which limits the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
We currently sell our digital asset to pay for costs and expenses incurred, capital expenditures and other working capital, irrespective of then-current digital asset prices. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified the following material weaknesses in the Company’s internal control over financial reporting: (1) The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. (2) The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel. (3) The Company’s internal controls over financial reporting did not operate effectively at all times to ensure transactions were recorded timely and in accordance with GAAP. Appropriate segregation of duties was also not maintained at all times during the year.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable OTC listing requirements. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
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
Further, in addition to the material weaknesses we currently have, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to regain our listing on the Nasdaq or other national securities exchanges. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
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
Risks Related to Ownership of Our Securities and Other General Matters
Our common stock was delisted from NASDAQ and is currently traded on the OTC Pink Sheets market maintained by the OTC Market Group, Inc., which involves additional risks compared to being listed on a national securities exchange.
On December 13, 2022, the Company received written notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s securities had fallen below $1.00 per share for 30 consecutive business days, the Company no longer met the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On December 22, 2022, the Company received written notice (the “Delisting Notice”) from Nasdaq notifying the Company that, as a result of the Chapter 11 Cases, and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock would be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq and public interest concerns related to the Chapter 11 Cases. Trading of the Company’s securities was suspended at the opening of business on January 3, 2023 and our common stock and the common stock warrants began trading on the OTC Markets, operated by the OTC Markets Group, Inc, under the symbols “CORZQ” and “CRZWQ”, respectively. The Company requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel, but subsequently withdrew its appeal after further consideration and discussion with representatives of Nasdaq.
The suspension of trading and delisting of our common stock could have material adverse effects on our business, financial condition and results of operations due to, among other things:
•impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable;
•reduce the trading liquidity and fair market value of the shares of our common stock;
•decrease the number of institutional and other investors willing to hold or acquire our stock, coverage by securities analysts, market making activity and information available concerning trading prices and volume, as well as fewer broker-dealers willing to execute trades in our stock, thereby further restricting our ability to obtain equity financing; and
•the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

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
The price of bitcoin and other digital assets have historically been volatile.
The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the prices of digital assets, could have a material adverse effect on the financial and operational results of the Company. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of bitcoin and other digital assets, including a depreciation in value.
The Company may face several risks due to disruptions in the digital asset markets, including but not limited to the risk from depreciation in the Company’s stock price, financing risk, risk of increased losses or impairments in its investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.

In 2022 and the beginning of 2023, some of the well-known digital asset market participants, including Celsius, Voyager, Three Arrows, BlockFi and Genesis Global declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy. In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset market and in bitcoin. These events have also negatively impacted the liquidity of the digital asset market as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole. The failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in the Company. Such market volatility and decrease in bitcoin price may have a material and adverse effect on the Company’s results of operations and financial condition as the results of the Company’s operations are significantly tied to the price of bitcoin.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
We may issue additional securities, including shares of common stock underlying is or as a result of the conversion of convertible notes or the exercise of options or restricted stock units (“RSUs”). Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
The Public Warrants and Private Placement Warrants may never be in the money and may expire worthless.
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
As a result, included on our audited consolidated balance sheets filed with the SEC are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant). If and when the public warrants become redeemable by us, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants as described above could force you to (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the sponsor of XPDI, the Anchor Investors (as defined in our Notes to Consolidated Financial Statements) or their permitted transferees.
Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.
The Company determined in October 2022 not to make certain payments with respect to several of its equipment and other financings, including its two bridge promissory notes, the additional liquidity created by such measures may be insufficient. In addition, the creditors under such debt facilities may exercise remedies following any applicable grace periods, including electing to accelerate the principal amount of the indebtedness, suing the Company for nonpayment or taking action with respect to collateral where applicable. Any such creditor actions may result in events of default under the Company’s other indebtedness agreements, including its two series of convertible notes due 2025, and the potential exercise of remedies by the creditors under such agreements. As a result, the Company is in the process of exploring a number of potential strategic alternatives with respect to the Company’s corporate or capital structure, including hiring strategic advisers, raising additional capital or restructuring its existing capital structure. The Company has begun to engage in discussions with certain of its creditors regarding these initiatives. The Company expects these activities will continue and intensify. Among possible alternatives, the Company may explore liability management transactions, including exchanging its existing debt for equity or additional debt, which transactions may be dilutive to holders of the Company’s common stock. These discussions may not result in any agreement on commercially acceptable terms or at all. Furthermore, the Company may seek alternative sources of equity or debt financing, delay capital expenditures or evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of the Company’s common stock could suffer a total loss of their investment.
Due to these factors, substantial doubt exists about the Company’s ability to continue as a going concern for a reasonable period of time. An investment in our common stock is highly speculative.
Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which, together with the impact of the ongoing Chapter 11 process, could negatively impact your ability to recover your investment in the common stock.
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2022, we and our subsidiaries had approximately $1.2 billion aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:
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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the outcome of the Chapter 11 Cases and to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, including as a result of satisfying interest payment obligations on certain of our indebtedness with payments-in-kind, the related risks that we now face could intensify. If we are unable to comply with our covenants under our indebtedness, our liquidity may be further adversely affected.
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
For example, in October 2022 the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods and pursuant to any confirmed plan or reorganization, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
Our corporate headquarters is located at 210 Barton Springs Rd., Austin, Texas 78704. In addition, we mine bitcoin for our own account and for third-party hosting customers at our owned and leased facilities in Georgia, Kentucky, North Carolina, North Dakota, and Texas, with approximately 592MW of operating electric power as of December 31, 2022. We lease with an option to purchase at a nominal amount our facility in North Dakota. We also owned a property in Oklahoma that remains substantially undeveloped.We believe that our facilities are suitable to meet our current and anticipated near term needs. Please refer to the discussions contained in our Item 1. – Business for additional information.
Item 3. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
Notwithstanding the foregoing, any litigation pending against us and any claims that could be asserted against us that arose prior to December 21, 2022, (subject to certain exceptions) are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to Section 362(a) of the Bankruptcy Code, subject to certain statutory exceptions.
Please refer to the discussions contained in our Item 1. – Business under the subtitle “Chapter 11 Reorganization” and “Chapter 11 Filing”; Item 1A. – Risk Factors; Item 5. - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subtitle “Chapter 11 Filing and Other Related Matters”; and our Notes to Consolidated Financial Statements; as well as elsewhere in this report on Form 10-K for further information regarding the commencement of the aforementioned Chapter 11 Cases.
Item 4. Mine Safety Disclosures.
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our common stock and public warrants were last traded on the Nasdaq Global Select Market under the symbols “CORZ” and “CORZW,” respectively on December 30, 2022.
On December 22, 2022, the Company received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock (the “Securities”) will be delisted from Nasdaq. Trading of the Securities was suspended at the opening of business on January 3, 2023 and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Securities from listing and registration on Nasdaq. Our common stock and public warrants are currently traded on OTC Markets under the symbols “CORZQ” and “CRZWQ.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
On March 24, 2023, there were 224 holders of record of our Common Stock and 27 holders of record of our public warrants. We believe a substantially greater number of beneficial owners hold shares of Common Stock or public warrants through brokers, banks or other nominees.
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
Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and Russell 2000 Index from April 8, 2021 through December 31, 2022. Due to the infancy of our industry, we have not compared our performance against a self-constructed peer group or used a Published Industry Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes a $100 investment on April 8, 2021 through December 31, 2022 in our common stock, the Nasdaq Composite Index and the Russell 2000 Index.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Core Scientific, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2022, the Company has 46,000,000 securities authorized for issuance under the Core Scientific, Inc. 2021 Equity Incentive Plan and Core Scientific, Inc. 2021 Employee Stock Purchase Plan, which became effective immediately upon the closing of the Business Combination. The Company has also assumed all outstanding awards under the Core Scientific, Inc. (f/k/a Mineco Holdings, Inc.) 2018 Omnibus Incentive Plan, as amended.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
The Company and MassMutual Asset Finance LLC (the “Lessor”) entered into the Master Lease Agreement dated as of December 3, 2021 (the “Master Lease”) regarding the leasing of certain equipment. Thereafter, pursuant to the Master Lease, the Company and the Lessor entered into Schedule No. 001, Schedule No. 002, Schedule No. 003, Schedule No. 004 and Schedule No. 005, each dated as of December 15, 2021, to the Master Lease (the “Master Lease Schedules”). In consideration for the Lessor’s execution of the amendments to the Master Lease Schedules, on August 17, 2022, the Company issued 127,811 restricted shares of the Company’s common stock to the Lessor.
The Company, Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (the “Barings Parties”) entered into the Master Security Agreement dated as of March 24, 2022, as well as related collateral schedules, which was amended through a series of amendments effective as of August 17, 2022. In consideration for the execution for the Barings Parties execution of the amendments, on August 17, 2022, the Company issued 197,050 restricted shares of the Company’s common stock to Barings BDC, Inc.
See Notes 7 — Intangible Assets, Net and 13 — Leases to our consolidated financial statements in Item 8 of Part II of this report for further information regarding these arrangements.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise set forth above, we believe each of these transactions was exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2022.
Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners. We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers. Historically, we derived almost all of our revenue from third-party colocation hosting fees and the resale of digital asset mining machines and currently derive almost all of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021, and 592MW of power as of December 31, 2022. We predominately mine bitcoin for third-party hosting customers and for our own account at our eight fully operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). In February 2022, the Muskogee City-County Port Authority (Oklahoma) announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park which remains substantially undeveloped.
Although our business operations date uninterrupted back to 2018 (and was known as “Core Scientific” (“Old Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business like Old Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement (the “Merger Agreement”) which provided for the business combination transactions provided therein (the “Business Combination”) pursuant to which the business of Old Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. (“New Core” or the “Company”). XPDI’s stockholders approved the transactions (collectively, the “Merger”) contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022. See our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the Business Combination.
In July 2021, Old Core completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Old Core to host in the data centers operated by Old Core Blockcap’s industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of its acquisition, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies.
Our total revenue was $640.3 million and $544.5 million for the years ended December 31, 2022 and 2021, respectively. We had an operating loss of $2.11 billion and operating income of $131.5 million for the years ended December 31, 2022 and 2021, respectively. We had a net loss of $2.15 billion and net income of $47.3 million for the years ended December 31, 2022 and 2021, respectively. Our Adjusted EBITDA was $174.9 million and $238.9 million for the years ended December 31, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to, Adjusted EBITDA.

Recent Developments
Chapter 11 Filing and Other Related Matters
Chapter 11
On December 21, 2022 (the “Petition Date”), the “Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters to our consolidated financial statements in Item 8 of Part II of this report.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder, and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (collectively, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of its convertible notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Restructuring Support Agreement was terminated by the Company pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
Replacement DIP Credit Agreement
On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a Senior Secured Super-Priority Replacement Debtor-in-Possession Loan and Security Agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following Bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility will bear interest at a rate of 10%, which will be payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender will receive an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash. The Replacement DIP Credit Agreement includes representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the Replacement DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement DIP Credit Agreement to be immediately due and payable.
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”). For detailed discussion about the Replacement DIP Facility, refer to Note 21 — Subsequent Events to our consolidated financial statements in Item 8 of Part II of this report.
The Bankruptcy Court has appointed two official committees: the Official Committee of Unsecured Creditors (the "Creditors' Committee"), which represents general unsecured creditors, and the Official Committee of Equity Security Holders (the “Equity Committee”), which represents equity security holders. These committees have the right to be heard on all matters that come before the Bankruptcy Court and have important roles in the Chapter 11 Cases. The Debtors are required to bear certain costs and expenses of the committees, including those of their counsel and financial advisors, in each case subject to a limited budget.
Going Concern
The consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2022, the Company generated a net loss of $2.15 billion and used cash in operating activities of $205.2 million. The Company had unrestricted cash and cash equivalents of $15.9 million as of December 31, 2022, compared to $117.9 million as of December 31, 2021. The decrease in cash and cash equivalents for the year ended December 31, 2022 primarily reflected $205.2 million of cash used in operating activities (including $58.1 million of interest payments on debt), $0.59 billion of cash used in investing activities (including $384.0 million of purchases of property, plant and equipment and $217.7 million of deposits for self-mining equipment) and $306.2 million of cash used in financing activities (including $261.3 million of principal payments on debt, net of issuance costs). The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers.
Celsius Bankruptcy
In July 2022, one of our largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under chapter 11 of the United States Bankruptcy Code. On September 28, 2022, Celsius filed a motion in the chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and us (the “Celsius Agreement”). Celsius is also using its chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. We strongly disagree with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and are vigorously defending our interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing previously scheduled for November 18, 2022. There can be no guarantee that the Celsius bankruptcy court will rule in our favor in a timely manner or that Celsius will honor the terms of the Celsius Agreement. As of December 31, 2022, $8.7 million was due from Celsius, for which we had reserved $8.7 million as an allowance, that is presented within accounts receivable, net, of which $1.6 million was outstanding in July 2022 at the time of the Celsius bankruptcy petition. Celsius may take actions in its chapter 11 proceeding to seek to reduce our claims for services and damages to which we may be entitled. Our recovery on our claims will be subject to factors outside of our control.

B. Riley Equity Line of Credit
In July 2022, we entered into a common stock purchase agreement (the “Equity Line of Credit”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Equity Line of Credit, subject to the satisfaction of the conditions set forth in the Equity Line of Credit, we had the right to sell to B. Riley, up to $100.0 million of shares of our common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of common stock pursuant to the Equity Line of Credit, and the timing of any sales, were solely at our option, and we were under no obligation to sell any securities to B. Riley under the Equity Line of Credit. At present the Company is unable to satisfy the conditions set forth in the Equity Line of Credit and is unable to sell Common Stock to B. Riley.
Pursuant to the terms of the Equity Line of Credit, in no event may the Company issue to B. Riley under the Equity Line of Credit more than 70.3 million shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Equity Line of Credit (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by B. Riley for all of the shares of Common Stock that the Company directs B. Riley to purchase from us pursuant to the Equity Line of Credit, if any, equals or exceeds $1.75 per share (representing the lower of the official closing price of the our Common Stock on Nasdaq on the trading day immediately preceding the date of the Equity Line of Credit and the average official closing price of our Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Equity Line of Credit, as adjusted pursuant to applicable Nasdaq rules). Moreover, we may not issue or sell any shares of Common Stock to B. Riley under the Equity Line of Credit which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.
During the year ended December 31, 2022, the Company issued 13.4 million shares under the Equity Line of Credit for a total sales price to B. Riley of $20.7 million, which is net of $0.6 million for the fixed 3.0% discount to the volume weighted average price (“VWAP”) of the Common Stock, calculated in accordance with the Equity Line of Credit, which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations. As of December 31, 2022, 56.9 million shares of Common Stock were available to be issued under the Equity Line of Credit.

As described below, 25% of the net cash proceeds received for shares issued under the Equity Line of Credit that is required to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. As of December 31, 2022, the Company owed $5.3 million on the Amended Bridge Notes related to proceeds received under the Equity Line of Credit.
Amended Bridge Notes
On August 1, 2022, we entered into two amended and restated bridge promissory notes, one in an aggregate principal amount of $60 million with B. Riley Commercial Capital, LLC (“B. Riley Commercial Capital”) and one in an aggregate principal amount of $15 million with an affiliate of B. Riley Commercial Capital (the “Amended Bridge Notes”). The Amended Bridge Notes amend the original notes having identical principal amounts to extend the maturity date from December 7, 2022 to June 1, 2023. The Amended Bridge Notes bear interest at a rate of 7% per annum and amortize collectively as follows (in thousands):

Payment Dates	Payment Amount
August 1, 2022	$18,000
September 1, 2022	$4,875
October 1, 2022	$4,875
November 1, 2022	$4,875
December 1, 2022	$4,875
January 1, 2023	$6,250
February 1, 2023	$6,250
March 1, 2023	$6,250
April 1, 2023	$6,250
May 1, 2023	$6,250
The net proceeds of the notes were used by us for working capital and general corporate purposes.
The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. As a result of the Company’s Chapter 11 Cases, the Company is in default of the Amended Bridge Notes.

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
In August 2022, the Company amended the finance lease agreements with MassMutual Asset Finance LLC to defer lease payments for a period of six months beginning with payments due in August 2022. The amendments result in no change to the term of the finance leases and the remaining principal will amortize over the remaining life of the leases beginning in February 2023. The amendments also requires an additional amount blockchain computing equipment to be provided as collateral. The leases under the amended agreements bear interest at a rate of 13.0% per annum. Interest expense on the amended leases has been recognized based on an effective interest rate of 12.5%. As a result of the lease modification, the lease liabilities decreased by $7.7 million with a corresponding decrease to finance lease right-of assets of $7.7 million. As a result of the Company’s Chapter 11 Cases, the Company is in default of the Mass Mutual Barings loans and the amended finance lease agreement with MassMutual Asset Finance LLC.

Impairment Charges
During the year ended December 31, 2022, falling digital asset prices, significantly higher energy prices, inflation and supply chain disruptions increased our electricity costs, delayed facility development and miner deployments and reduced our profitability. The costs of constructing, developing, operating and maintaining facilities and growing our hosting operations also increased significantly, which have made it difficult for us to expand our business and reduced our operating profitability. Inflation and capital constraints have forced us and many companies like us to sell digital assets for cash that has contributed to large scale selling of digital assets and a decrease in the price of digital assets, including bitcoin. On June 30, 2022, September 30, 2022 and December 31, 2022, we identified a triggering event related to our assets and recorded a goodwill and other intangibles impairment charge of $1.06 billion for the year ended December 31, 2022. The falling prices of digital assets also resulted in a $231.3 million impairment of digital assets being recorded for the year ended December 31, 2022. In addition, the prolonged decrease in the price of bitcoin, the increase in electricity costs and the increase in the global bitcoin network hash rate during the period resulted in an impairment of property, plant and equipment of $590.7 million for the year ended December 31, 2022. A continuation of these trends could result in further asset impairments in future periods.

RSU Amendment
During the year ended December 31, 2022, we amended our outstanding restricted stock units (“RSUs”) to provide for the waiver and elimination of the additional vesting requirement that Core Scientific undergo a “change in control” or a “public offering” for full vesting of outstanding time-vested awards (the “RSU Amendment”). As a result of the RSU Amendment, outstanding RSUs that were time-vested were net settled and outstanding RSUs not vested are subject only to time-based vesting. Share-based compensation expense increased by $144.0 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily as a result of the RSU Amendment.
Hosting contract terminations
During the quarter ended December 31, 2022, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers were removed from our data center facilities and returned to the customers. For all 24 customers in the aggregate, we recorded total hosting revenue for the year ended December 31, 2022, of $60.1 million of which $32.5 million was hosting revenue from related parties. We replaced the previously-hosted third-party owned ASIC servers with our own self-mining equipment as the ASIC servers were removed and returned to the customers. As of January 31, 2023, we provided data center colocation services, technology and operating support for approximately 40,000 customer-owned ASIC servers.
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
Since July 2018, we have operated for ourselves and on behalf of our customers and related parties, miners of varying models, types, and manufacturers, but primarily miners of bitcoin manufactured by Bitmain Technologies, Ltd (“Bitmain”). We have accumulated significant expertise in the installation, operation, optimization, and repair of digital mining equipment. We have expanded our self-mining operation to take advantage of favorable market conditions and leverage our expertise for our own account.
We were originally known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”). On July 20, 2021, we entered into the merger agreement between XPDI, Core Scientific Holding Co. and XPDI Merger Sub (the “Merger Agreement”). XPDI’s stockholders approved the transactions contemplated by the Merger Agreement (collectively, the “Business Combination”) at a special meeting of stockholders held on January 19, 2022. Following the aforementioned approval on January 19, 2022, Core Scientific Holding Co., XPDI, and XPDI Merger Sub consummated the Business Combination. In connection with the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc.
In July 2021, Old Core completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Old Core to host in the data centers operated by Old Core Blockcap’s industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily bitcoin and, to a lesser extent, Siacoin and Ethereum. At the time of its acquisition, Blockcap claimed to be the largest independent cryptocurrency mining operator in North America. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies.
Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customer’s digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.
Our business strategy is to continue to grow our self-mining operations by significantly increasing the number of miners dedicated to producing digital assets for our own account, and to continue to develop and grow the infrastructure and facilities necessary to house our growing digital asset mining business and support our third-party hosting colocation business. We may also explore adjacent lines of businesses that leverage our mining expertise and bitcoin assets.

Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota and Texas are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. These facilities have long-term power contracts at approximately 457MW of power as of December 31, 2021 and 592MW of power as of December 31, 2022. In February 2022, the Muskogee City-County Port Authority (Oklahoma) announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park which remains substantially undeveloped. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
Segments
We have two operating segments: “Equipment Sales and Hosting” which consists primarily of our blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining” consisting of digital asset mining for our own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for our hosting services which are recurring in nature. Equipment sales revenue is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers when they are unable to obtain them otherwise. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, we receive digital assets.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We pay for these new miners in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement. We allocate in advance our mining equipment orders between our self -mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers. As of December 31, 2022, all new miners have been paid for in arrangements with our customers.
As of December 31, 2022, we had deployed approximately 234,000 bitcoin miners, which number consists of approximately 153,000 self-miners and approximately 81,000 hosted miners, which represented 15.7 EH/s and 8.0 EH/s for self-miners and hosted miners, respectively.
The tables below summarize the total number of self- and hosted miners in operation as of December 31, 2022 and December 31, 2021, respectively (miners in thousands).

	Bitcoin Miners in Operation as of December 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	153.0
Hosted miners	8.0	81.0
Total mining equipment	23.7	234.0

	Bitcoin Miners in Operation as of December 31, 2021
Mining Equipment	Hash rate to be deployed (EH/s)	Number of Miners
Self-miners[1]	6.7	66.8
Hosted miners	7.0	73.9
Total mining equipment	13.7	140.7
1 Blockcap’s hash rate and number of miners is included in self-miners in the table above.
Summary of Digital Asset Activity
Activity related to our digital asset balances for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Digital assets, beginning of period	$234,298	$63
Digital asset mining revenue	397,796	216,925
Blockcap acquisition	—	77,560
Proceeds from sales of digital assets and other	(444,353)	(27,858)
Gain from sales of digital assets	44,298	4,814
Impairment of digital assets	(231,315)	(37,206)
Digital assets, end of period	$724	$234,298

The estimated fair value of the Company’s digital assets as of December 31, 2022 and 2021, was $0.7 million and $248.1 million, respectively.
Performance Metrics
Hash Rate
Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining bitcoin utilized the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the miners we and our customers use to mine bitcoin. These ASIC chips are designed specifically to maximize the rate of hashing operations.
Network Hash Rate
In digital asset mining, hash rate is a measure of the processing speed at which a mining computer operates in its attempt to secure a specific digital asset. A participant in a blockchain network’s mining function has a hash rate equivalent to the total of all its miners seeking to mine a specific digital asset. System-wide, the total network hash rate reflects the sum total of all miners seeking to mine each specific type of digital asset. A participant’s higher total hash rate relative to the system-wide total hash rate generally results in a corresponding higher success rate in digital asset rewards over time as compared to mining participants with relatively lower total hash rates.
However, as the relative market price for a digital asset, such as bitcoin, increases, more users are incentivized to mine for that digital asset, which increases the network’s overall hash rate. As a result, a mining participant must increase its total hash rate in order to maintain its relative possibility of solving a block on the network blockchain. Achieving greater hash rate power by deploying increasingly sophisticated miners in ever greater quantities has become one of the bitcoin mining industry’s great sources of competition. Our goal is to deploy a powerful fleet of self- and hosted-miners, while operating as energy-efficiently as possible.

The Merger and Public Company Costs
The merger of Old Core and XPDI provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $201.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the merger, former Core Scientific stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the merger were used to fund mining equipment purchases and infrastructure build-out as the Company expands its leadership position. As a result of the merger, among other things, each outstanding share of Old Core common stock was cancelled in exchange for the right to receive 1.6001528688 of a share of the Company’s common stock.
The merger was accounted for as a reverse recapitalization and XPDI was treated as the “acquired” company for financial reporting purposes. Old Core was deemed the predecessor and Core Scientific, Inc., the post-combination company, is the successor Securities and Exchange Commission (“SEC”) registrant, meaning that Old Core’s financial statements for periods prior to the consummation of the merger are disclosed in Core Scientific’s periodic reports.
As a consequence of the merger, the Company and XPDI collectively incurred an aggregate of $39.0 million in professional fees associated with legal services, M&A advisor fees, financial advice, due diligence, and other deal-related costs. These transaction costs were allocated to all instruments assumed or issued in the merger on a relative fair value basis as of the date of the merger. Transaction costs allocated to equity-classified instruments were recognized as an adjustment to additional paid-in capital within total stockholders’ equity while transaction costs allocated to liability-classified instruments that were subsequently measured at fair value through earnings were expensed in the first quarter of 2022.
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
Network Hash Rate
Our business is not only impacted by the volatility in digital asset prices, but also by increases in the competition for digital asset production. For bitcoin, this increased competition is described as the network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.
Difficulty
The increase in bitcoin’s network hash rate results in a regular increase in the cryptographic complexity associated with solving blocks on its blockchain, or its difficulty. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires bitcoin miners to upgrade their mining equipment to remain profitable and compete effectively with other miners. Similarly, a decline in network hash rate results in a decrease in difficulty, increasing mining proceeds and profitability.

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
For bitcoin, our most significant digital asset to which the vast majority of our mining power is devoted, the reward was initially set at 50 bitcoin currency rewards per block. The bitcoin blockchain has undergone halvening three times since its inception, as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halvening for the bitcoin blockchain is anticipated to occur in early 2024 at block 840,000. This process will repeat until the total amount of bitcoin currency rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin and the other digital assets we may mine for, and potential increases or decreases in prices in advance of or following a future halvening are unknown.
Electricity Costs
Electricity cost is the major operating cost for the mining fleet, as well as for the hosting services provided to customers and related parties. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Locally, factors such as animal incursion, sabotage and other events out of our control can also impact electricity costs and availability.
Equipment Costs
The long-term trend of increasing digital assets market value has increased demand for the newest, most efficient miners and has resulted in scarcity in the supply of, and thereby a resulting increase in the price of, those miners. The recent decline in the market value of digital assets has resulted in excess supply of miners and a decline in their price. As a result, the cost of new machines can be unpredictable, and could be significantly higher than our historical cost for new miners.
Our Customers
In addition to factors underlying our mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. On July 30, 2021, we acquired an existing hosting customer, Blockcap, and thereby increased our self-mining operations.
Our business environment is constantly evolving, and digital asset miners can range from individual enthusiasts to professional mining operations with dedicated data centers. The Company competes with other enterprises that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

At present, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly, or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info;” however, the reliability of that information and its continued availability cannot be assured.
We believe, based on available data, that despite the significant decrease in market prices for bitcoin and other major digital assets during 2022, an increase in the scale and sophistication of competition in the digital asset mining industry has continued increasing network hash rate, with new entrants and existing competitors increasing the number of miners mining for bitcoin.
Despite this trend, we believe, we have continued to maintain a competitive hash rate capacity among both public and private Bitcoin miners. However, to remain competitive in our evolving industry, both against new entrants into the market and existing competitors, we anticipate that we will need to continue to expand our existing miner fleet by purchasing new and available used miners, as well as innovating to develop and implement new technologies and mining solutions.
We believe that our integrated blockchain service portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out and ready power along with our MinderTM fleet management software layer represent meaningful competitive advantages favorable to our business.
Differentiation, Innovation and Expansion of Our Platform
Our investments in research and development drive differentiation of our service offerings, core technology innovation and our ability to bring new products to market.
We believe that we differentiate ourselves by offering premium products and services, including our ability to manage our electricity sourcing, construct proprietary passive cooled data centers, and enable the efficient performance of commercially available mining equipment through our MinderTM fleet management software.
We intend to continue to invest judiciously in research and development activities to extend our platform management and software solutions in order to manage our mining fleet more efficiently, expand within existing accounts, and gain new customers by offering differentiated capabilities.
Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and internal regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the SEC expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee.
In addition to the activities of the United States federal government and its various agencies and regulatory bodies, government regulation of blockchain and digital assets is also under active consideration by similar entities in other countries and transnational organizations, such as the European Union. State and local regulations within the United States also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “initial coin offerings”) and has made statements and official promulgations as to the status of certain digital assets as “securities” subject to regulation by the SEC.

Strategic Acquisitions and Investments
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party colocation business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and take advantage of adjacent opportunities that leverage our mining expertise and capabilities.
2021 Acquisitions
In July 2021, Old Core acquired Blockcap, a Nevada corporation engaged in the business of digital asset mining and through its subsidiary, RADAR, an early-stage company focused on technology enhancement and development in the digital asset industry. Pursuant to the Core/Blockcap merger agreement, each eligible share of Blockcap was converted into shares of Core common stock in accordance with a determined ratio, and Blockcap was merged with a wholly owned subsidiary of Old Core. As a result of the merger we acquired for self-mining all of the digital asset mining machines owned by Blockcap and hosted by us in our facilities. As a result, the existing hosting agreement between Old Core and Blockcap was terminated.
Condensed Statements of Operations
The following table presents a condensed statements of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Total Revenue	$640,313	$544,483
Cost of revenue	631,913	305,621
Gross profit	8,400	238,862
(Loss) gain on legal settlement	—	(2,636)
Gain from sales of digital assets	44,298	4,814
Impairment of digital assets	(231,315)	(37,206)
Impairment of goodwill and other intangibles	(1,059,265)	—
Impairment of property, plant and equipment	(590,673)	—
Losses on exchange or disposal of property, plant and equipment	(28,025)	(118)
Total operating expenses	252,973	72,222
Operating (loss) income	(2,109,553)	131,494
Total non-operating expense, net	53,856	68,419
Income (loss) before income taxes	(2,163,409)	63,075
Income tax expense	(17,091)	15,763
Net (loss) income	$(2,146,318)	$47,312
Key Business Metrics and Non-GAAP Financial Measure
In addition to our financial results, we use the following business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business metrics, see the section titled “Self-Mining Hash Rate” and “Adjusted EBITDA” (below).

	Year Ended December 31,
	2022	2021
Self-Mining Hash rate (Exahash per second)	15.70	6.66

Adjusted EBITDA (in millions)	$174.9	$238.9

Self-Mining Hash Rate
We operate mining hardware which performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which the hardware is capable of solving such computations. Our hash rate represents the hash rate of our miners as a proportion of the total bitcoin network hash rate and drives the number of digital asset rewards that will be earned by our fleet. We calculate and report our hash rate in exahash per second (“EH/s”). One exahash equals one quintillion hashes per second.
We measure the hash rate produced by our mining fleet through our management software MinderTM, which consolidates the reported hash rate from each miner. The method by which we measure our hash rate may differ from how other operators present such measure.
Our self-mining hash rate was 15.70 EH/s and 6.66 EH/s for the years ended December 31, 2022 and 2021, respectively representing a 136% increase year over year.

Our combined self-mining and customer and related party hosting hash rate grew 73%, to 23.69 EH/s for the year ended December 31, 2022 from 13.69 EH/s for the year ended December 31, 2021.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) gain on sale of intangible assets; (vi) restructuring charges1; (vii) Reorganization items, net2; and (viii) certain additional non-cash or non-recurring items, that do not reflect our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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
1 Within the financial statements and relating to financial metrics “restructuring charges” refers to charges relating to a prepetition restructuring plan completed in October 2022 and described further in Note 5 - Acquisitions, Dispositions and Restructuring of the financial statements.
2 Within the financial statements and relating to financial metrics “Reorganization items, net” refers to charges requiring separate presentation under the provisions of Accounting Standards Codification(“ASC”) 852, Reorganizations (“ASC 852”) and described further in Note 3 - Chapter 11 Filing and Other Related Matters of the financial statements.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Adjusted EBITDA	(in thousands)
Net loss	$(2,146,318)	$47,312
Adjustments:
Interest expense, net	96,826	44,354
Income tax expense	(17,091)	15,763
Depreciation and amortization	225,259	33,362
Loss on debt extinguishment	287	8,016
Stock-based compensation expense[1]	182,894	38,937
Loss on legal settlement	—	2,636
Fair value adjustment on derivative warrant liabilities	(37,937)	—
Fair value adjustment on convertible notes	186,853	16,047
Gain from sales of digital assets	(44,298)	(4,814)
Impairment of digital assets	231,315	37,206
Impairment of goodwill and other intangibles	1,059,265	—
Impairment of property, plant and equipment	590,673	—
Losses on exchange or disposal of property, plant and equipment	28,025	118
Gain on sale of intangible assets	(5,904)	—
Cash restructuring charges	1,320	—
Reorganization items, net	(197,405)	—
Fair value adjustment on acquired vendor liability	9,498	—
Equity line of credit expenses	1,668	—
Non-cash and other items	9,942	3
Adjusted EBITDA	$174,872	$238,940
1 Includes $1.0 million of stock-based compensation that was provided in severance as part of restructuring charges incurred during the year ended December 31, 2022.

Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and digital asset mining income.
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. See Item 13 - “Certain Relationships and Related Transactions, and Director Independence.”
•Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to leverage our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract.
•Digital asset mining income. We operate a digital asset mining operation using specialized computers equipped with application-specific integrated circuit (“ASIC”) chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenues from digital asset mining are impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.
Costs of Revenue
The Company’s Cost of Hosting Services and Cost of Digital Asset Mining primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform hosting services and mining operations and other related costs. Cost of Equipment Sales includes costs of computer equipment sold to customers.
Loss on legal settlements
Loss on legal settlements represent amounts received as part of the resolution of legal actions for damages resulting from the early termination of agreements by former customers or stock disbursements for resolution of a legal settlement with a former customer.
Gain from sales of digital assets
Gain from sales of digital assets consist of gain on sales of digital assets.
Impairment of digital assets
We initially recognize digital assets that are received as digital asset mining revenue based on the fair value of the digital assets when earned and received. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset received at the time of the transaction.
These assets are adjusted to fair value only when an impairment is recognized. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new costs basis of the digital asset.
Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new carrying value will not be adjusted upward for any subsequent increase in fair value. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this report for additional information.
Impairment of goodwill and other intangibles
The Company does not amortize goodwill, but tests it for impairment annually as of October 31 each year, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If management determines that it is more likely than not that the fair value of a reporting unit is less than the reporting unit’s carrying amount, or management chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with the reporting unit’s carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. The Company’s reporting units are the same as its reportable and operating segments.
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
Operating expenses
Operating expenses consists of research and development, sales and marketing, and general and administrative expenses. Each is outlined in more detail below.
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
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees, who are not part of the research and development and sales and marketing organization, professional fees, and other personnel related expenses. Also included are stock-based compensation, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees.

Non-operating expenses, net
Non-operating expenses, net includes loss on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities, Reorganization items, net and other non-operating expenses, net.
Income tax (benefit) expense
Income tax (benefit) expense consists of U.S. federal, state and local income taxes. For the year ended December 31, 2022, our income tax benefit was $17.1 million. For the year ended December 31, 2021, our income tax expense was $15.8 million. The $32.9 million decrease in the provision for income taxes for the year ended December 31, 2022, compared to same period in 2021, was primarily due to a reduction in our US federal deferred tax liability. The Company's effective tax rate for the year ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of ASC 740, Income Taxes. See Note 17 — Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for further information.

Results of Operations
The following table sets forth our consolidated statements of operations for each of the periods indicated (in thousands, except percentages).

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:
Hosting revenue from customers	$130,234	$62,350	$67,884	109%
Hosting revenue from related parties	29,454	16,973	12,481	74%
Equipment sales to customers	11,391	138,376	(126,985)	(92)%
Equipment sales to related parties	71,438	109,859	(38,421)	(35)%
Digital asset mining income	397,796	216,925	180,871	83%
Total revenue	640,313	544,483	95,830	18%
Cost of revenue:
Cost of hosting services	169,717	77,678	92,039	118%
Cost of equipment sales	67,114	177,785	(110,671)	(62)%
Cost of digital asset mining	395,082	50,158	344,924	688%
Total cost of revenue	631,913	305,621	326,292	107%
Gross profit	8,400	238,862	(230,462)	(96)%
(Loss) gain on legal settlement	—	(2,636)	2,636	NM
Gain from sales of digital assets	44,298	4,814	39,484	820%
Impairment of digital assets	(231,315)	(37,206)	(194,109)	522%
Impairment of goodwill and other intangibles	(1,059,265)	—	(1,059,265)	NM
Impairment of property, plant and equipment	(590,673)	—	(590,673)	NM
Losses on exchange or disposal of property, plant and equipment	(28,025)	(118)	(27,907)	NM
Operating expenses:
Research and development	26,962	7,674	19,288	251%
Sales and marketing	12,731	4,062	8,669	213%
General and administrative	213,280	60,486	152,794	253%
Total operating expenses	252,973	72,222	180,751	250%
Operating (loss) income	(2,109,553)	131,494	(2,241,047)	NM
Non-operating expenses, net:
Loss on debt from extinguishment	287	8,016	(7,729)	(96)%
Interest expense, net	96,826	44,354	52,472	118%
Fair value adjustment on convertible notes	186,853	16,047	170,806	NM
Fair value adjustment on derivative warrant liabilities	(37,937)	—	(37,937)	NM
Reorganization items, net	(197,405)	—	(197,405)	NM
Other non-operating expenses, net	5,232	2	5,230	NM
Total non-operating expense, net	53,856	68,419	(14,563)	(21)%
(Loss) income before income taxes	(2,163,409)	63,075	(2,226,484)	NM
Income tax (benefit) expense	(17,091)	15,763	(32,854)	(208)%
Net (loss) income	$(2,146,318)	$47,312	$(2,193,630)	NM
NM - Not Meaningful

Revenue

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$130,234	$62,350	$67,884	109%
Hosting revenue from related parties	29,454	16,973	12,481	74%
Equipment sales to customers	11,391	138,376	(126,985)	(92)%
Equipment sales to related parties	71,438	109,859	(38,421)	(35)%
Digital asset mining income	397,796	216,925	180,871	83%
Total revenue	$640,313	$544,483	$95,830	18%
Percentage of total revenue:
Hosting revenue from customers	20%	11%
Hosting revenue from related parties	5%	3%
Equipment sales to customers	2%	25%
Equipment sales to related parties	11%	20%
Digital asset mining income	62%	40%
Total Revenue	100%	100%
Total revenue increased by $95.8 million to $640.3 million for the year ended December 31, 2022, from $544.5 million for the year ended December 31, 2021, as a result of the factors described below.
Total hosting revenue from customers increased by $67.9 million or 109%, to $130.2 million for the year ended December 31, 2022, from $62.4 million for the year ended December 31, 2021. The increase in hosting revenue from customers was primarily driven by the full year impact of onboarding of new clients in 2021 and improvements in hosting prices for the year ended December 31, 2022.
Total hosting revenue from related parties increased by $12.5 million or 74%, to $29.5 million for the year ended December 31, 2022, from $17.0 million for the year ended December 31, 2021. The increase in related party hosting contracts was primarily driven by the onboarding of new related party hosting contracts for miners deployed during the year ended December 31, 2022.
During the quarter ended December 31, 2022, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers were removed from our data center facilities and returned to the customers. For all 24 customers in the aggregate, we recorded total hosting revenue for the year ended December 31, 2022, of $60.1 million of which $32.5 million was hosting revenue from related parties.
Equipment sales to customers decreased by $127.0 million or 92%, to $11.4 million for the year ended December 31, 2022, from $138.4 million for the year ended December 31, 2021. The decrease in equipment sales to customers was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Equipment sales to related parties decreased by $38.4 million or 35%, to $71.4 million for the year ended December 31, 2022, from $109.9 million for the year ended December 31, 2021. The decrease in equipment sales to related parties was primarily driven by more of our hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Digital asset mining revenue increased by $180.9 million to $397.8 million for the year ended December 31, 2022, from $216.9 million for the year ended December 31, 2021. The year over year increase in mining revenue was driven primarily by an increase in our self-mining hash rate from increases in the number of mining units deployed, partially offset by the decrease in the price of bitcoin and an increase in the global bitcoin network hash rate. Our self-mining hash rate increased by 138%, to 15.70 EH/s for the year ended December 31, 2022, from 6.66 EH/s for the year ended December 31, 2021. The total number of bitcoins mined for the year ended December 31, 2022, was 14,436 compared to 3,948 for the year ended December 31, 2021. The average price of bitcoin for the year ended December 31, 2022, was $28,198 as compared to $47,437 for the year ended December 31, 2021, a decrease of 41%.

Cost of revenue

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$631,913	$305,621	$326,292	107%
Gross profit	8,400	238,862	(230,462)	NM
Gross margin	1%	44%
Cost of revenue increased by $326.3 million or 107%, to $631.9 million for the year ended December 31, 2022, from $305.6 million for the year ended December 31, 2021. As a percentage of total revenue, cost of revenue totaled 99% and 56% for the years ended December 31, 2022 and 2021, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $191.9 million driven by an increase in the number of self-mining units deployed and completion of construction on new data center facilities, higher power consumption costs of $193.6 million driven by an increase in the number of self-mining and hosted miners operating in our fleet and an increase in power rates, higher personnel and facilities operating costs driven by the opening and expansion of our data centers of $51.8 million, which includes increased payroll and benefit costs for personnel of $10.1 million and increased stock-based compensation of $21.7 million, primarily reflecting the RSU Amendment described above, partially offset by lower equipment sales costs of $110.9 million.
Loss on legal settlements
The loss on legal settlement of $2.6 million for the year ended December 31, 2021, was driven by the resolution of legal actions for damages resulting from the early termination of agreements by former customers.
Gain from sales of digital assets

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$44,298	$4,814	$39,484	820%
Percentage of total revenue	7%	1%
Gain from sales of digital assets increased by $39.5 million to $44.3 million for the year ended December 31, 2022, from a gain of $4.8 million for the year ended December 31, 2021. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the year ended December 31, 2022, the carrying value of our digital assets sold was $400.1 million and the sales price was $444.4 million. For the year ended December 31, 2021, the carrying value of our digital assets sold was $68.5 million and the sales price was $73.3 million.
Impairment of digital assets

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(231,315)	$(37,206)	$(194,109)	522%
Percentage of total revenue	(36)%	(7)%
Impairment of digital assets increased by $194.1 million to $231.3 million for the year ended December 31, 2022, from $37.2 million for the year ended December 31, 2021. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $0.7 million and $234.3 million as of December 31, 2022 and December 31, 2021, respectively.
Impairment of goodwill and other intangibles

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$(1,059,265)	$—	$(1,059,265)	NM
Percentage of total revenue	(165)%	—%
Impairment of goodwill and other intangibles increased by $1.06 billion for the year ended December 31, 2022, compared to the year ended December 31, 2021. We identified triggering events as of June 30, 2022, September 30, 2022, and December 31, 2022, due to declines in the market price of bitcoin, the market price of our common stock and our market capitalization and, as such, we performed the quantitative test to compare the fair value to the carrying value for each reporting unit. We concluded the carrying value of the Mining reporting unit and Equipment Sales and Hosting reporting unit exceeded each reporting unit’s fair value and, as such, recorded an impairment of goodwill of $996.5 million in our Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. See Note 6 — Goodwill to our consolidated financial statements in Item 8 of Part II of this report for further information.
Impairment of property, plant and equipment

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$(590,673)	$—	$(590,673)	NM
Percentage of total revenue	(92)%	—%
Impairment of property, plant and equipment increased by $590.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. During the second half of December 31, 2022, our operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for ASIC miners of the type used in our business operations have decreased significantly from previous levels, including prices for those miners acquired earlier in 2022. Accordingly, we evaluated whether the estimated future undiscounted cash flows from the operation of our data center facilities sites would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including our deployed mining equipment. Based on this evaluation, we determined that the carrying value of the fleet of deployed mining equipment and of the other non-mining equipment property, plant and equipment at Cedarvale and Cottonwood, Texas facility sites may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment of the fleet of deployed mining equipment as the difference between their carrying amount of $690.4 million and the estimated fair value of $176,3 million, resulting in an impairment of $514.1 million on the fleet of deployed mining equipment for the year ended December 31, 2022. We measured the amount of impairment at the identified facility sites as the difference between the carrying amount of the site asset group of $211.6 million and the estimated fair value of the site asset group of $135.1 million, resulting in an impairment of the facility site’s property, plant and equipment of $76.5 million for the year ended December 31, 2022. See the discussion of long-lived asset impairments in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this report for further information.

Losses on exchange or disposal of property, plant and equipment

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(28,025)	$(118)	$(27,907)	NM
Percentage of total revenue	(4)%	—%
Losses on exchange or disposal of property, plant and equipment increased by $27.9 million to $28.0 million for the year ended December 31, 2022, from a nominal loss for the year ended December 31, 2021. The increase was due to various noncash exchange s of mining equipment. See nonrecurring fair value measurements in Note 12 — Fair Value Measurements to our consolidated financial statements in Item 8 of Part II of this report for more information.
Operating Expenses
Research and development

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$26,962	$7,674	$19,288	251%
Percentage of total revenue	4%	1%
Research and development expenses increased by $19.3 million or 251%, to $27.0 million for the year ended December 31, 2022, from $7.7 million for the year ended December 31, 2021. The increase was driven by higher stock-based compensation of $21.0 million, reflecting the RSU Amendment described above, primarily offset by lower personnel and related expenses of $1.1 million, and a decrease in professional fees of $0.7 million.
Sales and marketing

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$12,731	$4,062	$8,669	213%
Percentage of total revenue	2%	1%
Sales and marketing expenses increased by $8.7 million or 213%, to $12.7 million for the year ended December 31, 2022, from $4.1 million for the year ended December 31, 2021. The increase was driven by higher stock-based compensation of $8.6 million, primarily reflecting the RSU Amendment described above.
General and administrative

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$213,280	$60,486	$152,794	253%
Percentage of total revenue	33%	11%

General and administrative expenses increased by $152.8 million to $213.3 million for the year ended December 31, 2022, from $60.5 million for the year ended December 31, 2021. The increase was primarily driven by $91.7 million higher stock-based compensation driven by the impact of the Blockcap acquisition and the RSU Amendment described above, $18.9 million of higher professional fees primarily related to investments made to support public company readiness, $10.4 million of higher business insurance primarily for D&O insurance. $10.0 million of higher advisor fees related to the development and consummating of restructuring and reorganization transactions, $9.0 million of higher bad debt expense primarily related to Celsius, $6.9 million of higher payroll and benefit costs for personnel, $2.3 million of higher restructure expenses, $3.6 million of higher other expenses related to rent, workplace services, software and IT expenses, and taxes.
Non-operating expenses, net

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Loss on debt from extinguishment	$287	$8,016	$(7,729)	NM
Interest expense, net	96,826	44,354	52,472	118%
Fair value adjustment on convertible notes	186,853	16,047	170,806	NM
Fair value adjustment on derivative warrant liabilities	(37,937)	—	(37,937)	NM
Reorganization items, net	(197,405)	—	(197,405)	NM
Other non-operating expenses, net	5,232	2	5,230	NM
Total non-operating expense, net	$53,856	$68,419	$(14,563)	NM
Total non-operating expenses, net decreased by $14.6 million, to $53.9 million for the year ended December 31, 2022, from $68.4 million for the year ended December 31, 2021. The decrease in non-operating expenses, net was primarily driven by a gain of $197.4 million of Reorganization items, net related to an adjustment of liabilities subject to compromise to their expected allowed amounts under reorganization accounting of $199.7 million (gain) offset by initial reorganization advisory costs of $2.3 million and a decrease in the fair value of the derivative warrant liabilities and corresponding gain of $37.9 million, partially offset by a higher increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) and a corresponding higher recognized loss of $119.3 million and higher interest expense, net of $52.7 million. The increase in the fair value of the convertible notes was primarily driven by the elimination of the negotiation discount described below, partially offset by a decrease in the market value of our common stock during the year ended December 31, 2022. See Note 12 — Fair Value Measurements to our consolidated financial statements in Item 8 of Part II of this report for further information.
As discussed in Note 12 — Fair Value Measurements to our consolidated financial statements in Item 8 of Part II of this report, the fair value of our convertible notes as of December 31, 2021, included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, we deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value, which resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and changes in instrument-specific credit risk) of $186.8 million for the year ended December 31, 2022.
Income tax (benefit) expense

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Income tax (benefit) expense	$(17,091)	$15,763	$(32,854)	NM
Percentage of total revenue	(3)%	3%
Income tax (benefit) expense consists of U.S. federal, state and local income taxes. For the year ended December 31, 2022, our income tax benefit was $17.1 million. For the year ended December 31, 2021, our income tax expense was $15.8 million. The $32.9 million decrease in the provision for income taxes for the year ended December 31, 2022, compared to same period in 2021, was primarily due to a reduction in our US federal deferred tax liability. The Company's effective tax rate for the year ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes. See Note 17 — Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for further information.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
Equipment Sales and Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$159,688	$79,323	$80,365	101%
Equipment sales	82,829	248,235	(165,406)	(67)%
Total revenue	242,517	327,558	(85,041)	(26)%
Cost of revenue:
Cost of hosting services	169,717	77,678	92,039	118%
Cost of equipment sales	67,114	177,785	(110,671)	(62)%
Total cost of revenue	$236,831	$255,463	$(18,632)	(7)%
Gross profit	$5,686	$72,095	$(66,409)	(92)%
Mining Segment
Digital asset mining income	$397,796	$216,925	$180,871	83%
Total revenue	397,796	216,925	180,871	83%
Cost of revenue	395,082	50,158	344,924	688%
Gross profit	$2,714	$166,767	$(164,053)	(98)%
Consolidated total revenue	$640,313	$544,483	$95,830	18%
Consolidated cost of revenue	$631,913	$305,621	$326,292	107%
Consolidated gross profit	$8,400	$238,862	$(230,462)	NM
For the year ended December 31, 2022, cost of revenue included depreciation expense of $12.1 million for the Equipment Sales and Hosting segment and $214.8 million for the Mining segment. For the year ended December 31, 2021, cost of revenue included depreciation expense of $7.4 million for the Equipment Sales and Hosting segment and $24.3 million for the Mining segment.
For the year ended December 31, 2022 and 2021, the top three customers accounted for approximately 57% and 64%, respectively, of the Equipment Sales and Hosting’s segment total revenue.
For the year ended December 31, 2022, gross profit in the Equipment Sales and Hosting segment decreased $66.4 million compared to the year ended December 31, 2021, reflecting a Hosting segment gross profit margin of 2% for the year ended December 31, 2022, compared to 22% for the year ended December 31, 2021. The decrease in Hosting segment gross profit margin for the year ended December 31, 2022, compared to the year ended December 31, 2021 was primarily due to lower margins on equipment sales, an increase in stock-based compensation expense, which primarily reflected the RSU Amendment, and higher power costs.
For the year ended December 31, 2022, gross profit in the Mining segment decreased $164.1 million compared to the year ended December 31, 2021, due to a lower Mining segment gross profit margin of 1% for the year ended December 31, 2022, compared to 77% for the year ended December 31, 2021. The decrease in the Mining segment gross profit margin was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, which primarily reflected the RSU Amendment, and a 41% decrease in average price per bitcoin mined. The decrease in the Mining segment gross profit margin was partially offset by an increase in our self-mining hash rate, which was 15.70 EH/s at December 31, 2022, compared to 6.66 EH/s at December 31, 2021.

A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in our Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, is as follows:

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$8,400	$238,862	$(230,462)	NM
(Loss) gain on legal settlement	—	(2,636)	2,636	NM
Gain from sales of digital assets	44,298	4,814	39,484	820%
Impairment of digital assets	(231,315)	(37,206)	(194,109)	522%
Impairment of goodwill and other intangibles	(1,059,265)	—	(1,059,265)	NM
Impairment of property, plant and equipment	(590,673)	—	(590,673)	NM
Losses on exchange or disposal of property, plant and equipment	(28,025)	(118)	(27,907)	NM
Operating expenses:
Research and development	26,962	7,674	19,288	251%
Sales and marketing	12,731	4,062	8,669	213%
General and administrative	213,280	60,486	152,794	253%
Total operating expense	252,973	72,222	180,751	250%
Operating (loss) income	(2,109,553)	131,494	(2,241,047)	NM
Non-operating expense, net:
Loss on debt extinguishment and other	287	8,016	(7,729)	NM
Interest expense, net	96,826	44,354	52,472	118%
Fair value adjustment on convertible notes	(37,937)	—	(37,937)	NM
Fair value adjustment on derivative warrant liabilities	186,853	16,047	170,806	NM
Reorganization items, net	(197,405)	—	(197,405)	NM
Other non-operating expenses, net	5,232	2	5,230	NM
Total non-operating expense, net	53,856	68,419	(14,563)	NM
(Loss) income before income taxes	$(2,163,409)	$63,075	$(2,226,484)	NM

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations, including sales of self-mined bitcoin and other digital assets.
Our ability to continue as a going concern is dependent upon our ability to, subject to the Bankruptcy Court’s approval, implement the plan of reorganization, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern.
We have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP and AlixPartners, LLP, as financial advisers, to assist the Company in managing the Chapter 11 Cases and developing, confirming, and consummating a Chapter 11 plan of reorganization or alternative restructuring transaction.
Refer to “Other Events —Chapter 11 and Other Related Matters” below for more information on the Chapter 11 Cases and their effect on our liquidity.
Cash, Cash Equivalents, Restricted Cash, Cash Requirements and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$15,884	$117,871	$(101,987)	NM
Restricted Cash	36,356	13,807	22,549	163%
Total cash, cash equivalents and restricted cash	$52,240	$131,678	$(79,438)	NM
As of December 31, 2022 and 2021, restricted cash of $36.4 million consisted of cash held in escrow under the Original DIP Credit Agreement and $13.8 million consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated.

	December 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash	$52,240	$131,678
Cash provided by (used in)
Operating activities	205,187	(56,735)
Investing activities	(590,778)	(423,840)
Financing activities	306,153	603,532
Cash, cash equivalents and restricted cash – beg. of period	131,678	8,721
Cash, cash equivalents and restricted cash – end of period	$52,240	$131,678
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
Net cash provided by operating activities was $205.2 million for the year ended December 31, 2022, compared to net cash used in operating activities of $56.7 million for the year ended December 31, 2021. The increase in net cash provided by operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to changes in working capital, which increased cash from operating activities by $528.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a $376.0 million decreased in digital assets and a $294.6 million decrease in deposits for equipment sales to customers, partially offset by a $167.9 million decrease in deferred revenue. Offsetting the increase in net cash provided due to changes in working capital was a decrease in net income, excluding non-cash adjustments, of $66.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a $192.8 million decrease in cash inflows on gross profit, a $53.7 million increase in cash outflows from operating expenses and a $30.3 million increase in cash outflows for interest payments on debt, partially offset by cash proceeds from sales of digital assets in excess of their carrying value of $39.5 million.
Investing Activities
Our net cash used in investing activities consists of purchases of property, plant and equipment and acquisitions of intangible assets, net of proceeds from sales of property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2022 and 2021, was $0.59 billion and $423.8 million, respectively, driven primarily by $384.0 million used for the purchase of property, plant and equipment primarily related to the development of facilities and the acquisition of equipment used for generating digital asset mining revenue. For the year ended December 31, 2022, $217.7 million was used for deposits for self-mining equipment.
Financing Activities
Net cash provided by financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
In connection with the filing of the Chapter 11 Cases, the Company recorded approximately $2.5 million in financing costs related to the issuance of the Original DIP Facility for the year ended December 31, 2022.
For the year ended December 31, 2022, net cash provided by financing activities was $306.2 million, primarily related to $261.3 million from the issuance of debt, driven by equipment financing arrangements and $25.0 million of proceeds from the issuance of common stock, net of issuance costs (including $201.0 million in net cash proceeds received from the merger with XPDI after payment of transaction expenses, $21.3 million in cash proceeds received for shares issued under the Equity Line of Credit, and $3.8 million in cash proceeds received for employee stock option exercises). Offsetting this increase to net cash provided by financing activities for the year ended December 31, 2022, was $113.3 million of principal payments on debt, $31.6 million for the repurchase of common shares to pay employee withholding taxes and $30.3 million of principal repayments of finance leases.
For the year ended December 31, 2021, net cash provided by financing activities was $603.5 million, primarily related to $670.8 million from the issuance of debt, including the issuance of $420.9 million of convertible notes, $10.0 million received in January 2021 from a stockholder for the purchase of bitcoin mining equipment, the issuance of a $9.0 million tranche of senior secured notes (net of issuance costs) in February 2021, and $3.8 million, $13.4 million, $25.6 million and $1.0 million of additional loans under a master equipment finance agreement issued in March 2021, May 2021, July 2021 and August 2021, respectively. Offsetting this increase to net cash provided by financing activities for the year ended December 31, 2021, was $49.3 million of principal payments on debt.
Operating and Capital Expenditure Requirements
Historically, a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our $35.0 million undrawn borrowing capacity under the Replacement DIP Facility. We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2022, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments due under the plan of reorganization, pay taxes and make other payments due under the plan of reorganization. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.
However, our ability to continue as a going concern is dependent upon our ability to successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. Refer to “Other Events —Chapter 11 and Other Related Matters” for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.
Commitments and Contractual Obligations
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of December 31, 2022 and 2021, there were no loss contingency accruals for legal matters.
Loss on Legal Settlements—The Company recognized a loss of $2.6 million during the year ended December 31, 2021, with respect to the resolution of legal actions for damages resulting from the early termination of agreements by former customers.

Operating Leases—The Company has entered into non-cancellable operating leases for office and data facilities, with original lease periods expiring through 2028. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $2.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
The Company’s minimum payments under noncancellable operating leases having initial terms and bargain renewal period in excess of one year as of December 31, 2022, are as follows (in thousands):

2023	$2,082
2024	1,810
2025	1,866
2026	1,924
2027	1,985
Thereafter	12,037
Total minimum lease payments	$21,704
In addition to the above, in December 2021, the Company entered into an agreement to lease office space for its new corporate headquarters that the Company anticipates will commence in the second half of 2022. The lease includes base rent of approximately $14 million to be paid over a period of 130 months.
Finance Leases—The Company has entered into arrangements with various parties to finance the acquisition of computer and networking equipment, electrical infrastructure, and office equipment. These arrangements include options exercisable by the Company at the end of the initial terms to renew, purchase the equipment, or to terminate. These arrangements were reclassified as Liabilities subject to compromise at the Petition Date and as of December 31, 2022 the related finance lease obligations were $70.8 million. Prior to the Petition Date these arrangements were classified as finance leases and as of December 31, 2021, the related finance lease obligations were $90.6 million.

As of December 31, 2022, the future minimum lease payments and present value of the net minimum lease payments under these finance leases are as follows (in thousands):

2023	$38,876
2024	39,769
2025	1,972
2026	32
2027	—
Total minimum lease payments	$80,649
Other Events
Chapter 11 and Other Related Matters
Chapter 11 Cases
As an initial step towards implementation of the plan of reorganization, on the Petition Date, the Debtors filed the Chapter 11 Cases. Each Debtor continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under Case No. 22-90341.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business and minimize the effect of the restructuring on the Debtors’ customers and employees, the Debtors filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the “First Day Motions”), including authority to pay employee wages and benefits, and pay vendors and suppliers for goods and services provided both before and after the filing date, which were approved on a final basis for wages and interim basis for vendors on December 22, 2022. Pursuant to the First Day Motions, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business forms; continue to perform intercompany transactions; obtain super priority administrative expense status for post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; and pay certain prepetition taxes and fees.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into the Original DIP Credit Agreement, with Wilmington Savings Fund Society, FSB, as administrative agent, and the Original DIP Lenders.
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement with the Ad Hoc Noteholder Group pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for the Original DIP Facility of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Restructuring Support Agreement was terminated by the Company pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
Replacement DIP Credit Agreement
Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.

The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following Bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility will bear interest at a rate of 10%, which will be payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender will receive an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash. The Replacement DIP Credit Agreement includes representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the Replacement DIP Credit Agreement occurs, the Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement DIP Credit Agreement to be immediately due and payable.
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”). For detailed discussion about the Replacement DIP Facility, refer to Note 21 — Subsequent Events to our consolidated financial statements in Item 8 of Part II of this report.
Financing Activities
In January 2022, as a result of the closing of the merger with XPDI, we received approximately $201.0 million in net cash proceeds after the payment of transaction expenses along with $0.3 million of cash acquired from XPDI.
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

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 are now due in the first half of 2023. The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit (“ELOC”) sales discussed in Note 11 — Notes Payable to our consolidated financial statements in Item 8 of Part II of this report), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.

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

In October 2022, the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including our two bridge promissory notes.
On December 21, 2022, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. In connection therewith, the Debtors entered into the Original DIP Facility, as approved on an interim basis by the Bankruptcy Court on December 23, 2022. On February 2, 2023, the Bankruptcy Court entered the Replacement Interim DIP Order, allowing the Debtors to, among other things, repay the Original DIP Facility. On March 1, 2023, the Bankruptcy Court approved the Replacement DIP Facility and Replacement DIP Credit Agreement on a final basis pursuant to the Final DIP Order.
Related Party Transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the year ended December 31, 2022, we recognized hosting revenue from the contracts with these entities of $29.5 million. For the year ended December 31, 2021, we recognized hosting revenue from the contracts with these entities of $17.0 million. In addition, for the years ended December 31, 2022 and December 31, 2021, we recognized equipment sales revenue of $71.4 million and $109.9 million, respectively, from these entities. A nominal amount was receivable from these entities at December 31, 2022. As of December 31, 2021, we had accounts receivable of $0.3 million from these entities.

Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the years ended December 31, 2022 and 2021, we incurred reimbursements of $1.9 million and $1.4 million, respectively. As of December 31, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars, with a small amount denominated in foreign currencies.
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
Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. The determination of how liabilities will ultimately be settled or treated cannot be made until the confirmed Chapter 11 plan of reorganization becomes effective. Accordingly, the ultimate amount of such liabilities is not determinable at this time. Pre-petition liabilities that are subject to compromise are to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts currently classified as liabilities subject to compromise are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.
Revenue From Contracts With Customers - Digital Asset Mining Income
The Company derives its digital asset mining income from operating its owned computer equipment as part of a pool of users, facilitated by a pool operator, that processes transactions conducted on one or more blockchain networks. The contracts with pool operators are terminable at any time by either party. In exchange for providing computing power to the pool, the Company is entitled to receive digital currency assets from the mining pool operator which is a variable amount based on either (a) the amount of computing power the Company has contributed to the mining pool or (b) a fractional share of the digital currency asset award the mining pool operator receives from the blockchain network upon successfully adding a block to the blockchain, based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in processing the block.
Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s arrangements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration that may be either fixed or variable depending on the payout methodology used by the pool operator. In certain arrangements, the Company does not have a reliable means to estimate its relative share of the rewards until they are paid to it and the variable consideration is constrained until the Company receives the consideration, at which time revenue is recognized. The Company measures consideration at fair value on the date received, which is historically not materially different than the fair value at inception of the arrangement or the time the Company has earned the award from the pools. The Company’s digital asset mining income is sensitive to changes in the market prices of digital currency assets which may be significant.
There is no significant financing component in these transactions.

Revenue From Contracts With Customers - Hosting and Equipment Sales
The Company primarily generates revenue from contracts with customers from hosting services and, sales of computer equipment. The Company generally recognizes revenue when the promised service is performed, or control of the promised equipment is transferred to customers. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services and equipment sales, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services and commitments to acquire and deploy customer equipment that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of December 31, 2022 and 2021, were $159.6 million and $1.05 billion, respectively. The $159.6 million remaining performance obligation as of December 31, 2022, relates solely to the hosting services performance obligation because all equipment sales’ performance obligation commitments had been fulfilled and revenue recognized as of December 31, 2022.
Hosting Services
We regularly enter contracts that include hosting services, for which revenue is recognized as services are performed on a variable (power consumption) basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance).
The Company performs hosting services that enable customers to run blockchain and other high-performance computing operations. The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.
Equipment Sales
We entered contracts with more than one performance obligation. For example, we entered into contacts that include both hosting services and sales of computer equipment to those same customers, for which revenue is recognized at the point in time when control of the equipment is transferred to the customer (typically at the start of the contract period). For these contracts, revenue is recognized based on the relative standalone selling price of each performance obligation in the contract.
The Company recognizes revenue from sales of computer equipment to customers at the point in time when control of the equipment is transferred to the customer, which generally occurs upon deployment of the equipment. Customers make a series of deposits on equipment purchases with the final payment typically being due at least one month prior to deployment. Self-mining computer equipment that is subsequently sold to customers is recognized as Equipment Sales to Customers in the Company’s Consolidated Statements of Operations. Due to the change to Bitmain worldwide sale strategy, we do not expect to enter equipment sales contracts in the future or to have any equipment sales revenue after December 31, 2022.

Stock-Based Compensation
The Black-Scholes assumptions used in evaluating our awards are as follows:

	Year Ended December 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected volatility	72.29%	72.57%
Risk-free interest rate	1.82%	1.39%
Expected life (years)	7.00	6.22
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.
In addition, for awards with performance conditions, primarily restricted stock unit awards, we recognize the estimated fair value of the awards based on management’s judgment as to whether or not it is probable that the performance conditions will be achieved.
Common Stock Valuations
In valuing the fair value of our common stock prior to the Merger, we used the most observable inputs available. We used the market approach, which estimates the value of our business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to our expected financial results.
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
We do not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or choose not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis. During the year ended December 31, 2022, the Company identified goodwill impairment triggering events which, after analysis, resulted in $1.05 billion impairment to goodwill. As of December 31, 2022, after impairment, the Company had no remaining goodwill. As of December 31, 2021, the carrying amount of goodwill was $1.06 billion. The increase in goodwill during the year ended December 31, 2021 was due to $1.00 billion of goodwill added for the Blockcap acquisition on July 30, 2021. There were no impairment losses recorded for the year ended December 31, 2021.

Long-Lived Assets
We test long-lived assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. For the year ended December 31, 2022, we recorded a $4.5 million impairment of other intangibles and a $590.7 million impairment of property, plant and equipment. We did not have any impairments in our long-lived assets for the year ended December 31, 2021.
Digital Assets
Our digital assets, e.g., bitcoin, are accounted for as intangible assets with indefinite useful lives. We initially recognize digital currency assets that are received as digital asset mining income based on the fair value of the digital assets in connection with the Company’s revenue recognition policy. Digital asset disposals are on a first-in-first-out (“FIFO”) basis. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent an impairment loss is recognized, the loss establishes a new carrying value of the bitcoin lot. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its bitcoin to fund operations when needed.
For the years ended December 31, 2022 and 2021, the Company recognized net gains of $44.3 million and $4.8 million, respectively, on sales of digital assets. Purchases and sales of digital assets by the Company and digital assets awarded to the Company are included within Cash flows from operating activities on the Consolidated Statements of Cash Flows regardless of the length of time for which the digital assets are held. Any realized gains or losses from sales of bitcoin are included in Operating income (expense) on the Consolidated Statements of Operations. The Company accounts for its gains or losses by lot on a FIFO basis.
Foreign Currency and Exchange Risk
Substantially all revenue and operating expenses are denominated in U.S. dollars.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this report.
Emerging Growth Company
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Annual Report.

Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of December 31, 2022, we held 43.55 bitcoin, with a carrying value of $0.7 million, all of which were produced from our bitcoin mining operations.
Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. Subsequent reversal of impairment losses is not permitted.
We cannot accurately predict the future market price of bitcoin and, as such, we cannot accurately predict whether we will record impairment of the book value of our bitcoin assets. The future value of bitcoin will affect revenue from our operations, and any future impairment of the value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(1)(a) herein, are incorporated by reference into this Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
To the Stockholders and Board of Directors of
Core Scientific, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Core Scientific, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, has a working capital deficit, and limited cash. In addition, the Company has filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas seeking relief under Chapter 11 of the United States Code. As a result, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2022.
Los Angeles, CA
April 3, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Scientific, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core Scientific, Inc. and subsidiaries (Debtor-in-Possession) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in contingently redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2018 to 2021.
Seattle, Washington
March 31, 2022
except for the impact of the SPAC recapitalization as described in Note 4, Merger Agreement as to which the date is April 3, 2023

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$15,884	$117,871
Restricted cash	36,356	13,807
Accounts receivable, net of allowance of $8,724 and $—, respectively	234	1,382
Accounts receivable from related parties	23	300
Deposits for equipment	—	358,791
Digital assets	724	234,298
Prepaid expenses and other current assets	31,881	30,111
Total Current Assets	85,102	756,560
Property, plant and equipment, net	691,134	597,304
Operating lease right-of-use assets	20,430	—
Goodwill	—	1,055,760
Intangible assets, net	1,704	8,195
Other noncurrent assets	9,316	21,045
Total Assets	$807,686	$2,438,864
Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$53,641	$11,617
Accrued expenses and other current liabilities	17,952	67,862
Operating lease liabilities, current portion	769	—
Deferred revenue	77,689	63,417
Deferred revenue from related parties	496	72,945
Finance lease obligations, current portion	—	28,452
Notes payable, current portion	36,242	75,996
Total Current Liabilities	186,789	320,289
Finance lease obligations, net of current portion	—	62,145
Operating lease liabilities, net of current portion	720	—
Notes payable, net of current portion (includes $— and $557,007 at fair value)	—	652,213
Other noncurrent liabilities	2,210	18,531
Total liabilities not subject to compromise	189,719	1,053,178
Liabilities subject to compromise	1,027,313	—
Total Liabilities	1,217,032	1,053,178
Contingently redeemable preferred stock; $0.0001 par value; 2,000,000 and 50,000 shares authorized at December 31, 2022 and 2021, respectively; — and 10,826 shares issued and outstanding at December 31, 2022 and 2021, respectively; $— and 45,164 total liquidation preference at December 31, 2022 and 2021, respectively	—	44,476
Commitments and contingencies (Note 14)
Stockholders’ (Deficit) Equity:
Common stock; $0.00010 par value; 10,000,000 and 10,000,000 shares authorized at December 31, 2022 and 2021, respectively; 375,225 and 271,576 shares issued and outstanding at December 31, 2022 and 2021, respectively	36	27
Additional paid-in capital	1,764,368	1,379,581
Accumulated deficit	(2,173,750)	(27,432)
Accumulated other comprehensive loss	—	(10,966)

Total Stockholders’ (Deficit) Equity	(409,346)	1,341,210
Total Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ (Deficit) Equity	$807,686	$2,438,864

See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Hosting revenue from customers	$130,234	$62,350	$34,615
Hosting revenue from related parties	29,454	16,973	6,983
Equipment sales to customers	11,391	138,376	11,193
Equipment sales to related parties	71,438	109,859	1,402
Digital asset mining income	397,796	216,925	6,127
Total revenue	640,313	544,483	60,320
Cost of revenue:
Cost of hosting services	169,717	77,678	36,934
Cost of equipment sales	67,114	177,785	11,017
Cost of digital asset mining	395,082	50,158	2,977
Total cost of revenue	631,913	305,621	50,928
Gross profit	8,400	238,862	9,392
(Loss) gain on legal settlement	—	(2,636)	5,814
Gain from sales of digital assets	44,298	4,814	69
Impairment of digital assets	(231,315)	(37,206)	(4)
Impairment of goodwill and other intangibles	(1,059,265)	—	—
Impairment of property, plant and equipment	(590,673)	—	—
Losses on exchange or disposal of property, plant and equipment	(28,025)	(118)	(2)
Operating expenses:
Research and development	26,962	7,674	5,271
Sales and marketing	12,731	4,062	1,771
General and administrative	213,280	60,486	14,554
Total operating expenses	252,973	72,222	21,596
Operating (loss) income	(2,109,553)	131,494	(6,327)
Non-operating expenses, net:
Loss on debt from extinguishment	287	8,016	1,333
Interest expense, net	96,826	44,354	4,436
Fair value adjustment on convertible notes	186,853	16,047	—
Fair value adjustment on derivative warrant liabilities	(37,937)	—	—
Reorganization items, net	(197,405)	—	—
Other non-operating expenses, net	5,232	2	110
Total non-operating expense, net	53,856	68,419	5,879
(Loss) income before income taxes	(2,163,409)	63,075	(12,206)
Income tax (benefit) expense	(17,091)	15,763	—
Net (loss) income	(2,146,318)	47,312	(12,206)
Deemed dividend from common to preferred exchange	—	—	(10,478)
Net (loss) income attributable to common stockholders	$(2,146,318)	$47,312	$(22,684)
Net (loss) income per share (Note 18):
Basic	$(6.30)	$0.23	$(0.14)
Diluted	$(6.30)	$0.20	$(0.14)
Weighted average shares outstanding:

Basic	340,647	207,263	157,602
Diluted	340,647	233,305	157,602

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(2,146,318)	$47,312	$(12,206)
Other comprehensive income (loss), net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— , $— and $—	83,579	(10,966)	—
Release to Reorganization items, net of accumulated fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $— and $—	(72,613)	—	—
Total other comprehensive income (loss), net of income taxes	10,966	(10,966)	—
Comprehensive (loss) income	$(2,135,352)	$36,346	$(12,206)
See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020 (as previously reported)	4,421	$29,526	99,141	$1	$168,866	$(62,538)	$—	$106,329
Retroactive application of the recapitalization	2,653	—	59,499	15	(15)		—	—
Balance at January 1, 2020, as adjusted	7,074	29,526	158,640	16	168,851	(62,538)	—	106,329
Net loss	—	—	—	—	—	(12,206)	—	(12,206)
Stock-based compensation	—	—	—	—	3,037	—	—	3,037
Exchange of common stock for Series A contingently redeemable convertible preferred stock	2,882	12,308	(1,754)	—	(12,308)	—	—	(12,308)
Issuance of Series A contingently redeemable convertible preferred stock	366	1,545	—	—	—	—	—	—
Issuance of Series B contingently redeemable convertible preferred stock	502	1,097	—	—	—	—	—	—
Issuance of common stock - asset acquisition	—	—	899	—	1,967	—	—	1,967
Exercise of warrants and stock options	—	—	—	—	2,405	—	—	2,405
Balance at December 31, 2020	10,826	$44,476	157,786	$16	$163,952	$(74,744)	$—	$89,224
Net income	—	—	—	—	—	47,312	—	47,312
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(10,966)	(10,966)
Stock-based compensation	—	—	40	—	38,937	—	—	38,937
Exercise of stock options	—	—	14	—	7	—	—	7
Issuances of common stock - business combination	—	—	113,456	11	1,173,753	—	—	1,173,764
Issuances of common stock - legal settlements	—	—	240	—	2,436	—	—	2,436
Exercise of warrants and stock options	—	—	40	—	496	—	—	496
Balance at December 31, 2021	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(2,146,318)	—	(2,146,318)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	10,966	10,966
Stock-based compensation	—	—	—	—	182,894	—	—	182,894
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	43,762	4	(31,650)	—	—	(31,646)
Restricted stock awards forfeited	—	—	(2,456)	—	—	—	—	—
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—

Issuances of common stock - equity line of credit	—	—	13,355	1	21,200	—	—	21,201
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at December 31, 2022	—	$—	375,225	$36	$1,764,368	$(2,173,750)	$—	$(409,346)
See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from Operating Activities:
Net (loss) income	$(2,146,318)	$47,312	$(12,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	225,259	33,362	9,403
Amortization of operating lease right-of-use assets	834	—	—
Stock-based compensation	182,894	38,937	3,037
Digital asset mining income	(397,796)	(216,925)	(6,127)
Deferred income taxes	(18,521)	9,528	—
Loss on legal settlements	—	2,636	—
Gain on sale of intangible assets	(5,904)	—	—
Loss on debt extinguishment	287	8,016	1,333
Fair value adjustment on derivative warrant liabilities	(37,937)	—	—
Fair value adjustment on convertible notes	186,853	31,217	—
Fair value adjustment on other liabilities	9,498	—	—
Equity line of credit expenses	1,668	—	—
Amortization of debt discount and debt issuance costs	7,135	1,374	1,300
Losses on disposals of property, plant and equipment	28,025	118	2
Impairments of digital assets	231,315	37,206	4
Impairment of goodwill, other intangibles and property, plant and equipment	1,649,938	—	—
Allowance for doubtful accounts	9,004	—	616
Reorganization	(199,707)	—	—
Changes in working capital components:
Accounts receivable, net	(7,856)	(7,421)	(1,303)
Accounts receivable from related parties	277	16	(243)
Digital assets	400,055	24,011	6,090
Deposits for equipment for sales to customers	50,174	(244,399)	(54,736)
Prepaid expenses and other current assets	51,818	(34,076)	(2,353)
Accounts payable	26,713	(21,991)	(1,770)
Accrued expenses and other	17,229	56,200	1,625
Deferred revenue	16,483	184,340	30,009
Deferred revenue from related parties	(72,449)
Other noncurrent assets and liabilities, net	(3,784)	(6,196)	1,554
Net cash provided by (used in) operating activities	205,187	(56,735)	(23,765)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(383,980)	—	—
Cash paid in acquisitions	—	(365,210)	(13,668)
Deposits (credits) for self-mining equipment	(217,677)	704	(1,568)
Proceeds from sales (acquisition) of intangibles	10,850	(59,275)	—
Other	29	(59)	92
Net cash used in investing activities	(590,778)	(423,840)	(15,144)
Cash flows from Financing Activities:
Proceeds from exercise of stock options and warrants	25,049	513	2,642
Proceeds from the XPDI merger, net of transaction costs	195,010	—	—
Proceeds from debt, net of issuance costs	261,349	670,750	45,178
Repurchase of common shares to pay employee withholding taxes	(31,646)	—	—
Principal repayments of finance leases	(30,319)	(7,768)	(1,831)
Payment for transaction costs	—	(10,682)	—
Principal payments on debt	(113,290)	(49,281)	(5,266)
Net cash provided by financing activities	306,153	603,532	40,723
(Decrease) increase in cash, cash equivalents, and restricted cash	(79,438)	122,957	1,814
Cash, cash equivalents and restricted cash—beginning of period	131,678	8,721	6,907
Cash, cash equivalents and restricted cash—end of period	$52,240	$131,678	$8,721
Supplemental disclosure of other cash flow information:
Cash paid for interest	$86,010	$38,180	$2,903
Income tax payments	$5,756	$9,619	$—

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment obtained in exchange transaction	$62,338	$—	$—
Noncash consideration paid for acquisitions	$—	$1,138,838	$1,966
Accrued capital expenditures	$69,286	$9,002	$2,544
Increase in notes payable for acquisition of property, plant and equipment	$—	$—	$19,882
Decrease in notes payable in exchange for equipment	$—	$6,842	$7,000
Cashless exercise of warrants	$3,001	$—	$—
Property, plant and equipment acquired under finance leases	$—	$93,956	$—
Payment-in-kind interest	31,382	$7,274	$—
Common stock issuances for acquisition of long-lived assets	$—	$—	$1,486
Certain prior year amounts have been reclassified for consistency with the current year presentation. See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017 in the State of Delaware and changed its name to Core Scientific, Inc. (“Old Core”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020 Old Core engaged in a holdco restructuring to facilitate a borrowing arrangement by Old Core pursuant to which Old Core was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Old Core became the stockholders of Core Scientific Holding Co.In July 2021, Core Scientific Holding Co. completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Core Scientific Holding Co to host in the data centers operated by Core Scientific Holding Co Blockcap’s industrial scale digital asset mining operations. On January 19, 2022, following the approval at the special meeting of the stockholders of Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), Core Scientific Holding Co. merged with XPDI, and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”).

The Company, headquartered in Austin, Texas, is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners. We are one of the largest blockchain infrastructure, hosting provider and digital asset mining companies in North America, with approximately 457MW of power as of December 31, 2021, and 592MW of power as of December 31, 2022. We predominately mine bitcoin for third-party hosting customers and for our own account at our eight fully operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). In February 2022, the Muskogee City-County Port Authority (Oklahoma) announced an agreement with us to develop a 500MW data center at the Port of Muskogee John T. Griffin Industrial Park which remains substantially undeveloped.

Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.

We operate in two segments: “mining” consisting of digital asset mining for our own account, and “hosting and equipment sales” consisting of our blockchain infrastructure and third-party hosting business, and associated sales of mining equipment to customers.

Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party colocation business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and take advantage of adjacent opportunities that leverage our mining expertise and capabilities.
Chapter 11 Filing
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern
The consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2022, the Company generated a net loss of $2.1 billion. The Company had unrestricted cash and cash equivalents of $15.9 million as of December 31, 2022, compared to $117.9 million as of December 31, 2021. The decrease in cash and cash equivalents for the year ended December 31, 2022 primarily reflected $205.2 million of cash provided by operating activities (including $58.1 million of interest payments on debt), $590.8 million of cash used in investing activities (including $384.0 million of purchases of property, plant and equipment and $217.7 million of deposits for self-mining equipment), partially offset by $306.2 million of cash provided by financing activities (including $113.3 million of principal payments on debt). The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers.
During the year ended December 31, 2022, the average price of bitcoin declined to $28,198 compared to $47,437 for the year ended December 31, 2021. At the same time the Company’s power costs in its Mining Segment increased $136.5 million compared to the year ended December 31, 2021, reflecting increases in both power usage and power rates. These factors contributed to the Company’s gross profit of $8.4 million for the year ended December 31, 2022, as compared to a gross profit of $238.9 million for the year ended December 31, 2021. In addition, as discussed in Note 14 — Commitments and Contingencies, in July 2022, one of the Company’s largest customers filed for voluntary relief under chapter 11 of the Bankruptcy Code.
Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to successfully consummate the Plan and emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Chapter 11 Cases and the Plan, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
Debtor-in Possession
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain DIP financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.

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
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate its ability to continue as a going concern, the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Merger, the valuation of digital assets, goodwill, other intangible assets and property, plant and equipment, the fair value of convertible debt, derivative warrants, acquisition purchase price accounting, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of December 31, 2022, cash equivalents included $10.2 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow under the Original DIP Credit Agreement and in escrow to pay for construction and development activities.
The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported on the Company’s Consolidated Balance Sheets to the total of the same amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$15,884	$117,871
Restricted Cash	36,356	13,807
Total cash, cash equivalents and restricted cash	$52,240	$131,678
Accounts Receivable and Allowance for Doubtful Accounts
The Company records accounts receivable at the amount billed to the customer based on the contractual terms, net of the allowance for doubtful accounts.
The Company records an allowance for doubtful accounts based on an estimate of amounts that are not collectible. The Company’s credit risk is mitigated by certain customer prepayments, and for transactions that are not prepaid, the relatively short collection period. The Company does not require collateral for accounts receivable, however, the Company’s hosting customer agreements allow the Company to use customer equipment for processing transactions on digital asset networks until the Company has recovered the past due receivables. Accounts receivable also includes sales tax receivable.
The Company records adjustments to the allowance when new information becomes available that indicates they are required. The Company writes off accounts receivable in the period in which it deems the receivable to be uncollectible. The Company records recoveries of accounts receivable previously written off when it is known that they will be received. The Company’s allowance for doubtful accounts was $8.7 million as of December 31, 2022. The Company had no allowance for doubtful accounts as of December 31, 2021.

Valuation of Common Stock
The Company determined the fair value of New Core Common Stock using the most observable inputs available, including quoted prices of XPDI Class A Common Stock and sales the Company’s Series A and Series B Contingently Redeemable Convertible Preferred Stock, discussed in Note 15 — Contingently Redeemable Convertible Preferred Stock. The Company also uses the market approach, which estimates the value of the Company’s business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to the Company’s expected financial results. The Company retained the services of certified valuation specialists to assist with the valuation of the Company’s common stock.
Applying these valuation and allocation approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses, valuation multiples, the selection of comparable public companies and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation as of each valuation date and may have a material impact on the valuation of the Company’s common stock and common stock warrants issued with the Company’s debt and equity instruments.
Digital Assets
The Company’s digital asset policy prior to the Blockcap acquisition on July 30, 2021, included selling all digital assets and converting them into fiat currency shortly after they are mined, typically within 1-3 days, in order to fund the growth of the Company’s operations. Following the Blockcap acquisition, the Company significantly expanded its self-mining operation and consequently reevaluated its digital asset investment policy and, at that time, began holding a more significant portion of its digital assets mined on its balance sheet. Since that time, the Company has sold or held its digital assets as dictated by liquidity and funding

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

needs. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities regardless of the length of time for which the digital assets are held.
The Company’s digital assets are accounted for as intangible assets with indefinite useful lives. The Company initially recognizes digital assets that are received as digital asset mining revenue based on the fair value of the digital assets when received. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset surrendered. As indefinite lived intangible assets digital assets are not amortized, but are evaluated and assessed for impairment on at least an annual basis and more frequently in the interim when indicators of impairment exist. Impairment is indicated and recognized when the carrying amount of the digital asset lot exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. For the years ended December 31, 2022, 2021 and 2020, the Company recognized impairments of digital assets of $231.3 million, $37.2 million, and nil respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized net gains of $44.3 million, $4.8 million, and $0.1 million respectively, on sales of digital assets.
Activity related to our digital asset balances for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Digital assets, beginning of period	$234,298	$63
Digital asset mining revenue	397,796	216,925
Blockcap acquisition	—	77,560
Proceeds from sales of digital assets and other	(444,353)	(27,858)
Gain from sales of digital assets	44,298	4,814
Impairment of digital assets	(231,315)	(37,206)
Digital assets, end of period	$724	$234,298
Digital assets are available to be sold as a source of funds, if needed, for current operations and are classified as current assets on the Company’s Consolidated Balance Sheets, the details of which are presented below.

	December 31 2022	December 31 2021
Bitcoin (BTC)	$724	$224,843
Ethereum (ETH)	—	4,665
Other	—	4,790
Total digital assets	$724	$234,298
The Company does not have any off-balance sheet holdings of digital assets.
Property, Plant and Equipment, Net
Property, plant and equipment includes land, buildings and improvements for datacenter facilities and leasehold improvements for the Company’s corporate headquarters. Property and equipment consists of computer, mining, network, electrical and other equipment, including property and equipment under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Future obligations related to finance leases are presented as Finance lease obligations, current portion and Finance lease obligations, net of current portion in the Company’s Consolidated Balance Sheets. Depreciation expense, including amortization of assets held under finance leases, is primarily included in Cost of Revenue in the Company’s Consolidated Statements of Operations.

Self-mining computer equipment that is subsequently contracted for sale to customers is valued at the lower of cost or net realizable value, with any write-down recognized as Cost of Equipment Sales in the Company’s Consolidated Statements of Operations.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Long-Lived Asset Impairments
The Company tests long-lived asset groups for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. See Note 5 - Property, Plant and Equipment, net for additional discussion of long-lived asset impairments during the year ended December 31, 2022.
Goodwill
The total purchase price of any of the Company’s acquisitions is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. When stock is issued as consideration, the fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions around the valuation of the Company’s common stock at the time of the acquisition.
The Company does not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new cost basis.
As of December 31, 2022, the Company had no remaining Goodwill. As of December 31, 2021, the carrying amount of Goodwill was $1.06 billion with no accumulated impairment losses or impairment losses for the year. See Note 6 - Goodwill for additional discussion on goodwill and its impairments during the year ended December 31, 2022.
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
The Public Warrants and the Private Placement Warrants have been recognized as derivative liabilities. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s Consolidated Statements of Operations and presented as fair value adjustment on derivative warrant liabilities. The initial and subsequent estimated fair value of both the Public Warrants and Private Placement Warrants was based on the listed price in an active market for the Public Warrants.

After the Petition Date, discussed in Note 3 - Chapter 11 Filing and Other Related Matters below, the Public Warrants and Private Placement Warrants were moved to liabilities subject to compromise. See Note 10 - Derivative Warrant Liabilities for additional discussion.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Revenue From Contracts With Customers - Digital Asset Mining Income
The Company derives its digital asset mining income from operating its owned computer equipment as part of a pool of users, facilitated by a pool operator, that processes transactions conducted on one or more blockchain networks. The contracts with pool operators are terminable at any time by either party. In exchange for providing computing power to the pool, the Company is entitled to receive digital currency assets from the mining pool operator which is a variable amount based on either (a) the amount of computing power the Company has contributed to the mining pool or (b) a fractional share of the digital currency asset award the mining pool operator receives from the blockchain network upon successfully adding a block to the blockchain, based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in processing the block.
Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. Providing such computing power is the only performance obligation in the Company’s arrangements with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration that is variable depending on the payout methodology used by the pool operator. In certain arrangements, the Company does not have a reliable means to estimate its relative share of the rewards until they are paid to it and the variable consideration is constrained until the Company receives the consideration, at which time revenue is recognized. The Company measures consideration at fair value on the date received, which is historically not materially different than the fair value at inception of the arrangement or the time the Company has earned the award from the pools. The Company’s digital asset mining income is sensitive to changes in the market prices of digital currency assets which may be significant.
There is no significant financing component in these transactions.
Revenue From Contracts With Customers - Hosting and Equipment Sales
The Company primarily generates revenue from contracts with customers from hosting services and, sales of computer equipment. The Company generally recognizes revenue when the promised service is performed, or control of the promised equipment is transferred to customers. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services and equipment sales, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services and commitments to acquire and deploy customer equipment that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of December 31, 2022 and 2021, were $159.6 million and $1.05 billion, respectively. The $159.6 million remaining performance obligation as of December 31, 2022, relates solely to the hosting services performance obligation because all equipment sales’ performance obligation commitments had been fulfilled and revenue recognized as of December 31,2022.
Hosting Services
We regularly enter contracts that include hosting services, for which revenue is recognized as services are performed on a variable (power consumption) basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance).
The Company performs hosting services that enable customers to run blockchain and other high-performance computing operations. The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Equipment Sales
We entered contracts with more than one performance obligation. For example, we entered into contacts that include both hosting services and sales of computer equipment to those same customers, for which revenue is recognized at the point in time when control of the equipment is transferred to the customer (typically at the start of the contract period). For these contracts, revenue is recognized based on the relative standalone selling price of each performance obligation in the contract.
The Company recognizes revenue from sales of computer equipment to customers at the point in time when control of the equipment is transferred to the customer, which generally occurs upon deployment of the equipment. Customers make a series of deposits on equipment purchases with the final payment typically being due at least one month prior to deployment. Self-mining computer equipment that is subsequently sold to customers is recognized as Equipment Sales to Customers in the Company’s Consolidated Statements of Operations. Due to the change to Bitmain worldwide sale strategy, we do not expect to enter equipment sales contracts in the future or to have any equipment sales revenue after December 31, 2022.
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Company’s Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s current and non-current deferred revenue balance as of December 31, 2022 and 2021, was $80.4 million and $136.4 million, respectively, all from advance payments received during the years then ended.
In the year ended December 31, 2022, the Company recognized $88.6 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the deployment of customer equipment for which advanced payment had been received from customers prior to January 1, 2021.
In the year ended December 31, 2021, the Company recognized $44.5 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the performance of hosting services for which advance payments had been received from customers prior to January 1, 2020.
Advanced payments for hosting services are typically recognized in the following month and advanced payments for equipment sales are generally recognized within one year.
Deposits for Equipment
The Company has entered into agreements with vendors to supply equipment for its customers and for the Company’s own digital asset mining operations. These agreements generally require significant refundable deposits payable months in advance of delivery and additional advance payments in monthly installments thereafter.

The Company classifies deposits for digital asset mining equipment based on the expected predominant source and use of the cash flows for the equipment that has been contracted for purchase. Prior to the acquisition of Blockcap on July 30, 2021, described in Note 4 — Business Combinations, Acquisitions and Restructuring, the Company expected that the predominant source and use of the cash flows for orders of digital asset mining equipment would be related to customer sales. Beginning with orders placed subsequent to July 30 2021, the Company expects that the predominant source and use of cash flows for digital asset mining equipment will be related to the Company’s own self-mining operations. Therefore, the Company has classified deposits for equipment related to orders prior to July 30, 2021, as cash flow from operating activities and has classified deposits for equipment related to orders made subsequent to July 30, 2021, as cash flows from investing activities.
Costs of Revenue
The Company’s Cost of Hosting Services and Cost of Digital Asset Mining primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform hosting services and mining operations and other related costs. Cost of Equipment Sales represents costs of computer equipment sold to customers.
Research and Development
The Company’s research and development expenses primarily include personnel costs associated with technology and product development and data science research. Research and development costs are expensed as incurred.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Stock-Based Compensation
The Company recognizes the cost of services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. For the years ended December 31, 2022, 2021 and 2020, the Company’s consolidated operating results included $36.6 million, $0.9 million, and $0.4 million of stock-based compensation expense related to restricted stock units issued to employees, respectively, and $146.3 million, $5.8 million, and $2.6 million of stock-based compensation expense related to stock options issued to employees and consultants, respectively. In addition, for the year ended December 31, 2021, the Company recognized $32.2 million of post-combination expense for share-based compensation awards related to the Blockcap acquisition described in Note 4 — Business Combinations, Acquisitions and Restructuring. The total tax benefit related to stock-based compensation was nil, $6.1 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 is included in the Company’s Consolidated Statements of Operations as follow:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$25,779	$4,084	$—
Research and development	22,093	1,140	—
Sales and marketing	9,401	836	—
General and administrative[1]	125,621	32,877	3,038
Total stock-based compensation expense[1]	$182,894	$38,937	$3,038
1 Includes $1.0 million of stock-based compensation that was provided in severance as part of restructuring charges incurred during the year ended December 31, 2022.
Stock-based compensation expense is measured at the grant date based on the value of the equity award. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock unit awards is estimated on the date of grant using the estimated fair value of the Company’s common stock on the date of grant.
For awards with only service conditions, primarily stock options and certain restricted stock units, the estimated fair value of the equity awards is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service period for the entire award, which is generally the vesting period.
For awards with service and performance conditions, primarily restricted stock unit awards, the compensation expense is recognized separately for each tranche of each award as if it were a separate award with its own vesting date (i.e., on an accelerated attribution basis) and the estimated fair value of the equity awards is recognized as expense when it is probable that the performance conditions will be achieved. If the performance conditions become probable of being achieved before the end of the requisite service period, the unrecognized compensation costs for which the requisite service have been provided is recognized in the period in which achievement becomes probable and the remaining unrecognized compensation costs for which requisite service has not been provided is recognized as expense prospectively on an accelerated attribution basis over the remaining requisite service period for the entire award, less actual forfeitures as they occur. See Note 16 — Stockholders' (Deficit) Equity for more information about the service and performance conditions associated with the Company’s equity awards.
Employee Benefit Plan
The Company currently maintains a defined contribution retirement and savings plan for the benefit of our employees who satisfy certain eligibility requirements (the “401(k) Plan”). The U.S. Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Prior to January 1, 2022, the Company did not match contributions made by participants in the 401(k) Plan.
Earnings Per Share
The Company computes earnings per share (“EPS”) following Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.
Income Taxes
The Company is subject to income taxes mainly in the jurisdictions in which it provides various infrastructure, technology and colocation and hosting services. The Company’s tax position requires significant judgment in order to properly evaluate and quantify tax positions and to determine the provision for income taxes.
The Company uses the assets and liabilities method to account for income taxes, which requires that deferred tax assets and deferred tax liabilities be determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to be reversed. The Company estimates its actual current tax expense, including permanent charges and benefits, and the temporary differences resulting from differing treatment of items, for tax and financial accounting purposes.
The Company assesses whether it is more likely than not that its deferred tax assets will be realized by considering both positive and negative evidence. If the Company believes that recovery of these deferred tax assets is not more likely than not, the Company establishes a valuation allowance. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considered all available evidence, including recent operating results, projections of future taxable income, the reversal of taxable temporary differences, and the feasibility of tax planning strategies.
GAAP sets forth a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are included within Income Tax Expense. Accrued interest and penalties are included in the related tax liability line in the Company’s Consolidated Balance Sheets. No penalties or interest have been recognized or accrued for unrecognized tax benefits for the years ended December 31, 2022 and 2021.
The Company adjusts its reserves for tax positions in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate based on new facts or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, the differences are recorded as adjustments to the provision for income taxes in the period in which such determination is made. The provision (benefit) for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company’s future effective tax rates could be adversely affected by changes in the valuation of the Company’s deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, the Company is subject to examination of income tax returns by various tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provisions for income taxes.
Recently Adopted Accounting Standards
Simplifying Income Taxes
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, the requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, the evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The standard was applied on a prospective basis beginning January 1, 2022 and the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard on January 1, 2022, and used the effective date as the date of initial application. Consequently, financial information has not been updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.
The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company has not elected the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has not elected to apply the practical expedient to not separate lease and non-lease components for the Company’s leases as of the transition date of January 1, 2022, but may apply the practical expedient prospectively to certain asset classes.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The cumulative effect of initially applying the new lease standard on January 1, 2022 is as follows (in thousands):

	January 1, 2022
	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Prepaid expenses and other current assets	$30,111	$(453)	$29,658
Other noncurrent assets	$21,045	$1,814	$22,859
Liabilities
Accrued expenses and other current liabilities	$67,862	$(188)	$67,674
Other noncurrent liabilities	$18,531	$(1,173)	$17,358
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
•Certain line items in the Company’s Consolidated Balance Sheets have been renamed to align with the new terminology presented in the new lease standard; “Capital lease obligations, current portion” and “Capital lease obligations, net of current portion” are now presented as “Finance lease liabilities, current portion” and “Finance lease liabilities, net of current portion” on the Consolidated Balance Sheets, respectively.
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
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This update will be effective for and adopted by the Company during the annual reporting period beginning January 1, 2023, including interim periods within that reporting period. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

3. CHAPTER 11 FILING AND OTHER RELATED MATTERS
Chapter 11
On December 21, 2022 (the “Petition Date”), the “Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder, and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (collectively, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of its convertible notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Restructuring Support Agreement was terminated by the Company pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
Replacement DIP Credit Agreement
On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a Senior Secured Super-Priority Replacement Debtor-in-Possession Loan and Security Agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following Bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility will bear interest at a rate of 10%, which will be payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender will receive an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash. The Replacement DIP Credit Agreement includes representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the Replacement DIP Credit Agreement occurs, the Administrative Agent may,

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement DIP Credit Agreement to be immediately due and payable.
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”). For detailed discussion about the Replacement DIP Facility, refer to Note 21 — Subsequent Events.
Reorganization items, net and Liabilities Subject to Compromise
Effective on December 21, 2022, we began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the consolidated statements of operations beginning December 21, 2022, the date of filing of the Chapter 11 Cases. Liabilities that may be affected by the Plan must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.
As a result of the filing of the Chapter 11 Cases on December 21, 2022, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors’ to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows (in thousands):

Year Ended December 31, 2022
Write-off of debt issuance costs and original issue net discount on liabilities subject to compromise	$3,529
(Gain) from adjustment of liabilities subject to compromise fair value to expected allowed amount	(203,236)
Professional fees and other bankruptcy related costs	2,302
Reorganization items, net	$(197,405)
The Company has incurred and continues to incur significant costs associated with the reorganization, primarily legal and professional fees, which were classified as Reorganization items, net subsequent to our petition. Write-off of deferred debt issuance

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

costs, the write-off of original issue net discount related to debt subject to compromise, and the derecognition of the fair value adjustments to liabilities transferred to subject to compromise were also included in Reorganization items, net.
The accompanying consolidated balance sheets as of December 31, 2022, includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.
Liabilities subject to compromise consisted of the following (in thousands):

December 31, 2022
Accounts payable	$20,908
Other current liabilities	64,493
Accounts payable, and other current liabilities	$85,401

Operating lease liability	13,868
Financing lease liability	70,796
Debt subject to compromise	844,695
Accrued interest on liabilities subject to compromise	12,553
Leases, debt and accrued interest	$941,912
Liabilities subject to compromise	$1,027,313
Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan becomes effective and the Company emerges from bankruptcy. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities. Such adjustments may be material. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities subject to compromise may change.
4. BUSINESS COMBINATIONS, ACQUISITIONS AND RESTRUCTURING
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
Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Core Scientific Holding Co., XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Core Scientific (“Blockcap”), the Merger was effected by (i) the merger of Merger Sub with and into Core Scientific (the “First Merger”), which occurred on January 19, 2022 (the “Closing Date”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Core Scientific with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger, and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger (such effective time of the First Merger, the “Effective Time”), XPDI filed a Second Amended and Restated Certificate of Incorporation (the “Post-Combination Charter”) with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” (hereinafter referred to as the “Company” or “New Core”) and redesignated its Class A common stock, par value $0.0001 per share (“XPDI Class A Common Stock”), and Class B common stock, par value $0.0001 per share (“XPDI Class B Common Stock”), as common stock, par value $0.0001, of the Company (“New Core Common Stock”). The Exchange Ratio (as defined in the Merger Agreement) was 1.6001528688 of a share of New Core Common Stock per fully-diluted share of Old Core.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

In connection with the Special Meeting and the Merger, holders of 12.3 million of the 34.5 million then-outstanding shares of XPDI Class A Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123.5 million.
The Merger provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $201.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses, which is presented within proceeds from issuance of common stock, net of transaction costs on the consolidated statements of cash flows. Following the Merger, Old Core stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of New Core Common Stock, excluding the impact of unvested restricted stock units and options. The proceeds from the Merger were used to fund mining equipment purchases and infrastructure build-out.
The Merger is accounted for as a reverse recapitalization with the Company being the accounting acquirer. A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Core Scientific Holding Co. issuing stock for the net assets of XPDI, accompanied by a recapitalization. The net assets of XPDI are stated at historical costs, with no goodwill or other intangible assets recorded. The Company identified $18.6 million of direct and incremental transaction costs, which consist of legal, accounting, and other professional services directly related to the Merger, of which $10.7 million were recorded in other noncurrent assets on the Company’s Consolidated Balance Sheets as of December 31, 2021, and the remaining $7.9 million were recognized during the year ended December 31, 2022. These transaction costs have been allocated to all instruments assumed or issued in the Merger on a relative fair value basis as of the date of the Merger. Transaction costs of $16.6 million have been allocated to equity-classified instruments and recognized as an adjustment to additional paid-in capital within total stockholders’ (deficit) equity. The cash outflows related to these costs have been netted against the proceeds from the issuance of New Core Common Stock upon the Merger with XPDI within financing activities on the Company’s consolidated statement of cash flows. Transaction costs of $2.0 million have been allocated to liability-classified instruments that are measured at fair value through earnings and have been recognized as a charge within general and administrative expenses for the year ended December 31, 2022.
Immediately prior to the Effective Time, each share of Series A convertible preferred stock, par value $0.00001, of Old Core automatically converted into one share of New Core Common Stock, and each share of Series B convertible preferred stock, par value $0.00001, of Old Core automatically converted into one share of New Core Common Stock.
In addition, immediately prior to the Effective Time, each share of XPDI Class B Common Stock automatically converted into one share of New Core Common Stock. 1.7 million shares (“SPAC Vesting Shares”) are subject to vesting conditions, and will vest i) upon the date on which New Core Common Stock’s volume-weighted average price is greater than $12.50 per share for any 20 trading days within any 30 consecutive trading day period within five years of the Closing Date or ii) upon any change in control of the Company, or a sale of substantially all of the Company’s assets that results in a change of control that is consummated within five years of the Closing Date that results in a price per share paid to the holders of the Company’s Common Stock equal to or in excess of $12.50 per share.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
The following table summarizes the fair values for each major class of assets acquired and liabilities assumed at the acquisition date. The Company retained the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities. Amounts initially disclosed for the estimated values of certain acquired assets and liabilities assumed were adjusted through December 31, 2022, based on information arising after the initial preliminary valuation.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Purchase Price Allocation

Consideration (in thousands):
113.9 million common shares valued at $10.11 per share[1,2]	$1,151,985
Fair value of replaced Blockcap share-based payments attributable to pre-combination service[3]	21,768
Settlement of Blockcap debt[4]	25,607
Settlement of preexisting contracts[5]	(60,522)
Total Consideration	$1,138,838
Fair value of assets acquired, and liabilities assumed:
Cash and cash equivalents	$704
Digital assets-Bitcoin	73,304
Digital assets-Ethereum	365
Digital assets-Bitcoin cash	8
Digital assets-Siacoin	554
Digital assets-Other	3,329
Other current assets	633
Intangible assets, net	2,925
Property, plant and equipment, net	98,965
Other noncurrent assets	1,293
Total assets acquired	182,080
Accounts payable	492
Accrued expenses and other	22,647
Deferred revenue	414
Other current liabilities	7,204
Deferred tax liability	9,003
Total liabilities assumed	$39,760
Total identifiable net assets	$142,320
Goodwill on acquisition	$996,518
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
3 Reflects the estimated fair value of replaced Blockcap share-based payments allocated to purchase price based on the proportion of service related to the pre-combination period
4 Reflects the fair value of loans issued by the Company in July 2021 that were effectively used to settle debt that had previously been held by Blockcap. Refer to Note 12 for further discussion of the debt issuance.
5 Blockcap had preexisting hosting and equipment contracts with the Company that were effectively settled by the Company’s acquisition of Blockcap. As a result, the consideration transferred to Blockcap has been adjusted by the deferred revenue balances that were settled at the time of acquisition.
See Note 6 — Goodwill for a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period.
Intangible Assets
Other intangible assets acquired in the Blockcap acquisition consisted of $2.8 million developed technology intangibles and $0.1 million of customer relationships with a weighted-average useful life of 3 years.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Transaction Costs
The Company recognized transaction costs of $1.1 million for the year ended December 31, 2021. These costs were associated with legal and professional services and were recognized as General and administrative expenses in the Company’s Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma financial information gives effect to the Blockcap acquisition as if it had been completed on January 1, 2020. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone Core Scientific prior to July 30, 2021, historical results for Core Scientific from July 30, 2021 that reflect the acquisition and are inclusive of the results and operations of Blockcap, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the year ended December 31, 2021 include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition (in thousands).

	Year Ended December 31,
	2021	2020
Total revenue	$586,991	$70,948
Operating income	$137,109	$(23,354)
Significant pro forma adjustments include:
•Transaction costs of $1.9 million are assumed to have occurred on the pro forma close date of January 1, 2020, and are recognized as if incurred in the first quarter of 2020;
•Tangible and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2020 and are depreciated or amortized over their estimated useful lives; and
•Accounting policies of Blockcap are conformed to those of Core Scientific including depreciation for mining equipment.
•Share-based compensation awards of Blockcap for which the performance condition of the award is assumed to be probable of being met as of January 1, 2020 and expensed as they are earned based on the service condition.
•The elimination of $19.2 million of expense recognized by Blockcap in July 2021 for the acceleration of certain equity awards of its CEO and others. Because this acceleration was deemed to be in contemplation of the Merger, Core Scientific has recorded $23.3 million of compensation expense for the acceleration in its financial statements for the period ending December 31, 2021, which was determined based on the fair value of the awards at the time of the Merger. This adjustment is necessary to avoid duplication of the expense attributable to the combined company related to the acceleration of the same awards.
The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the acquisition actually occurred on January 1, 2021, nor do they purport to project the future consolidated results of operations.
For the periods subsequent to the acquisition, Blockcap contributed total revenues of $42.6 million and operating income of $15.5 million for the year ended December 31, 2021, that were included in the Company’s Consolidated Statements of Operations.
Restructuring Activities
During the second quarter of 2022 market conditions led management to evaluate its operations and refocus its efforts and resources on the core activities of its hosting and mining segments. Management initiated a plan to exit certain activities, technologies and ancillary businesses, and to reduce portions of the Company’s workforce including those acquired through Blockcap’s acquisition of RADAR. Management completed the restructuring plan in October 2022 and all expected costs of the restructuring plan have been recognized as of December 31, 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

At June 30, 2022 Core had accrued and expensed estimated cash restructuring charges of $1.4 million relating to this restructuring plan. Cash severance and related payments under the Company’s ongoing severance policy of $0.9 million were paid as compensation for the year ended December 31, 2022. In addition to the cash restructuring charges, $1.0 million of stock based compensation was paid in severance during the year ended December 31, 2022. Total cash and stock-based restructuring charges of $2.3 million were recognized in general and administrative expenses for the year ended December 31, 2022.
As a result of exiting Blockchain Technologies during the second quarter of 2022, $2.0 million of intangible assets will cease to be used. Additionally, the Company determined that $2.5 million of software intangible assets that were previously acquired from Stax Digital LLC would no longer be used as a result of current and planned software upgrades. Consequently, the Company recorded an impairment of other intangible assets of $4.5 million for the year ended December 31, 2022, which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations. Goodwill associated with these activities was included in the goodwill impairment charge of $1.05 billion for the year ended December 31, 2022, of which $996.5 million was related to the Mining reporting unit and $58.2 million was related to the Equipment Sales and Hosting reporting unit.
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021	Estimated Useful Lives
Land and improvements[1]	$27,758	$12,995	20 years
Building and improvements	294,480	93,064	12 to 39 years
Computer, mining and network equipment[2]	464,823	475,331	1 to 5 years
Electrical equipment[3]	170,793	59,253	5 to 10 years
Other property, plant and equipment[4]	1,513	1,156	5 to 7 years
Total	959,367	641,799
Less: accumulated depreciation and amortization[5]	268,233	44,495
Property, plant and equipment, net	$691,134	$597,304
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $112.7 million and $103.9 million at December 31, 2022 and 2021, respectively.
3 Includes finance lease assets of $12.6 million and $12.6 million at December 31, 2022 and 2021, respectively.
4 Includes finance lease assets of $0.4 million and $0.4 million at December 31, 2022 and 2021, respectively.
5 Includes accumulated amortization for assets under finance leases of $41.7 million and $10.3 million at December 31, 2022 and 2021, respectively.
Depreciation expense, including amortization of finance lease assets, for the years ended December 31, 2022 and 2021, was $224.1 million and $31.8 million, respectively. Depreciation for the year ended December 31, 2022 and 2021, allocated to costs of revenue was $223.6 million and was $31.7 million, respectively.

During the year ended December 31, 2022, the Company’s operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for ASIC miners of the type used by the Company in its business operations have decreased significantly from previous levels.

During the quarter ended September 30, 2022, the Company evaluated whether the estimated future undiscounted cash flows from the operation of its data center facilities would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of the property, plant and equipment at the Cedarvale, Texas facility site may no longer be fully recoverable by the cash flows of the site. The Company measured the amount of impairment at the Cedarvale facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the quarter ended September 30, 2022.

During the quarter ended December 31, 2022, the Company evaluated whether the estimated future undiscounted cash flows from its operations would recover the carrying value of the property, plant and equipment asset groups located at the sites and used in

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of its entire fleet of mining equipment and the other property, plant and equipment at the Cedarvale and Cottonwood, Texas facility sites may no longer be fully recoverable by the cash flows of those asset groups. The Company measured the amount of impairment of its fleet of mining equipment as the difference between their carrying amount of $668.5 million and their estimated fair value of $176.3 million resulting in an impairment of the fleet of mining equipment of $492.2 million. The Company measured the amount of impairment of its other property, plant and equipment at the Cedarvale and Cottonwood, Texas facility sites as the difference between their carrying amount of $174.3 million and their estimated fair value of $135.1 million resulting in an impairment of the other site property, plant and equipment of $39.2 million.

During the year ended December 31, 2022, the Company recognized impairments to property, plant and equipment of $590.7 million. There were no impairments to long-lived assets for the years ended December 31, 2021 and 2020.

The Company’s analysis involved the use of a combination and corroboration of cost and market approaches. The cost approach has been used to estimate the fair value of some buildings, improvements, electrical equipment and other tangible assets used in combination with other assets. The cost approach was also used to corroborate certain estimates made using the market approach. Significant assumptions used in the cost approach include reproduction and replacement costs, useful service life, and orderly liquidation values. The cost approach utilizes useful service life and other estimates developed by the Company to determine fair value, which are unobservable Level 3 inputs. The market approach has been used to estimate the fair value of the Company’s ASIC miners, network equipment, real estate, and other of its buildings, improvements, electrical equipment and other tangible assets. The market approach was also used to corroborate certain estimates made using the cost approach. Valuations using the market approach are derived from manufacturer and secondary market pricing sources and, when available, comparable secondary market transactions. Significant judgment in using the market approach includes the selection of comparable assets based on the most relevant attributes of the evaluated asset, a selection of and modifications to transactions according to comparable use, size, geography and other traits, and the use of broker indications of relative market price metrics. The market approach utilizes comparable use, relative efficiency and other estimates developed by the Company to determine fair value, which are unobservable Level 3 inputs. Unobservable Level 3 inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed its estimates using the best information available at the time. Changes in management’s estimates or any of its other assumptions used in its analysis could result in a different conclusion. Continued elevated power costs, continued increases in the bitcoin network hash rate and a continuing depression or further decrease of bitcoin’s value in the market could result in further impairment of the Company’s property, plant and equipment.
6. GOODWILL

The following table provides the reconciliation of the carrying amount of goodwill by segment at the beginning and end of the reporting period (in thousands):

	Equipment Sales and Hosting Segment	Mining Segment	Total Goodwill
Balance as of December 31, 2021	$58,241	$997,519	$1,055,760
Subsequent measurement period adjustment	—	(1,000)	(1,000)
Impairment of goodwill	(58,241)	(996,519)	(1,054,760)
Balance as of December 31, 2022	$—	$—	$—

As of December 31, 2022, after impairment, the Company had no remaining goodwill. At December 31, 2021, the carrying amount of goodwill was $1.06 billion. For the year ended December 31, 2022 there was a measurement period adjustment reducing goodwill by $1.0 million and accumulated impairment losses of $1.05 billion. There were no goodwill adjustments or impairment losses for the year ended December 31, 2021.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
The Company identified goodwill impairment triggering events during the year ended December 31, 2022. These events included declines in the market price of bitcoin, the market price of the Company’s stock and the Company’s market capitalization. As a result, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit at June 30, 2022. Sustained and further deterioration in market prices and in the Company’s financial position resulted in additional quantitative testing at September 30, 2022. The Company concluded that the carrying value of the Mining reporting unit exceeded its fair value and, as such, recorded a $996.5 million impairment of goodwill in its Mining reporting unit for the year ended December 31, 2022. The Company concluded the carrying amount of the Equipment Sales and Hosting reporting unit exceeded its fair value and, as such, recorded a $58.2 million impairment of goodwill in its Equipment Sales and Hosting reporting unit for the year ended December 31, 2022. These impairments are presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations.
The Company’s analysis during the year ended December 31, 2022, involved the use of a market approach. Valuations using the market approach are derived from metrics of market transactions. Significant judgments and assumptions used in the market approach includes the selection of comparable businesses based on the characteristics of each reporting unit, the consideration and application of relevant relative metrics and a reconciliation to the Company’s market capitalization to the fair value measured. Sustained depressed bitcoin market value, increased power costs, decreased liquidity, and increased cost of financing, along with other factors have contributed to significant and sustained deterioration in the Company’s market capitalization. The Company concluded that the fair value of its reporting units would no longer support the remaining acquired goodwill carrying values. The Company developed its estimates using the best information available at the time. Changes in management’s estimates or any of its other assumptions used in its analysis could result in a different conclusion.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

7. INTANGIBLE ASSETS, NET
Intangible assets, net as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022
	Gross	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Internally-developed software	$1,452	$(87)	$1,365	3-8 years
Patents	344	(22)	322	20 years
Trademarks	66	(49)	17	8 years
Total intangible assets, net	$1,862	$(158)	$1,704

	December 31, 2021
	Gross	Accumulated Amortization	Net Carrying Amount	Estimated Useful Lives
Internally-developed software	$10,093	$(2,503)	$7,590	3-8 years
Patents	423	(9)	414	20 years
Customer relationships	150	(21)	129	3 years
Trademarks	73	(11)	62	8 years
Total intangible assets, net	$10,739	$(2,544)	$8,195
The Company amortizes intangible assets subject to amortization over their estimated useful lives. Amortization of intangible assets is included within general and administrative expenses in the Company’s Consolidated Statements of Operations. Amortization expense for intangible assets was $1.2 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company recorded a $590.7 million impairment charge to internally developed software within impairment of goodwill and other intangibles in the Consolidated Statements of Operations.

The future five-year amortization of intangibles subject to amortization as of December 31, 2022 was as follows (in thousands):

Amortization
2023	$598
2024	550
2025	421
2026	15
2027	12
Thereafter	108
Total	$1,704
Sale of Intangible Assets
In March 2022, the Company reclassified $2.2 million of intangible assets that were previously acquired from Atrio Inc. and RStor, Inc. to be held for sale as a result of the expected sale of the software and related patents. The intangible assets were sold in June 2022 for proceeds of $10.9 million, resulting in a gain on sale of intangible assets of $5.9 million. The resulting gain is reflected within other non-operating expenses, net in the Consolidated Statements of Operations.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

8. OTHER ASSETS
Prepaid expenses and other current assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Prepaid expenses	$28,308	$27,055
Security deposits	241	355
Prepaid rent	46	453
Other	3,286	2,248
Total prepaid expenses and other current assets	$31,881	$30,111
Prepaid expenses include prepayments of insurance premiums, rent expense, licenses, and subscriptions. Security deposits represent payments by the Company primarily associated with utilities and leases.
Other noncurrent assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Security deposits	$9,084	$2,079
Utility construction contributions	—	2,453
Prepaid rent	232	4,478
Capitalized transaction costs	—	10,682
Other	—	1,353
Total other noncurrent assets	$9,316	$21,045
Security deposits represents payments by the Company primarily associated with utilities and leases. Utility construction contributions include amounts contributed to utilities for the construction of assets that allow the Company to obtain utility services, primarily electricity.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other as of December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Accrued expenses and other	$11,590	$25,332
Accrued taxes	4,720	5,736
Vendor payable	—	21,313
Customer deposits[1]	—	5,570
Accrued interest	—	5,521
Other current liabilities	1,642	4,390
Total accrued expenses and other	$17,952	$67,862
1 Consists of amounts deposited by the Company’s customers relating to future tax estimates. Should the deposits be unnecessary once the customer units are owned and deployed, the deposits are either applied against an existing equipment balance due, or applied against future hosting invoices.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

10. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022, the Company had 14.9 million warrants outstanding, including: (a) 8.6 million Public Warrants and (b) 6.3 million Private Placement Warrants issued to XPDI Sponsor LLC (“Sponsor”) and certain institutional investors (“Anchor Investors”).
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
• in whole and not in part;
• at a price of $0.01 per warrant;
• upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
• if, and only if, the last reported sale price of common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).
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
• if, and only if, the last reported sales price of the Company’s common stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given (the “Reference Value”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and
• if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.
• The “fair market value” of common stock shall mean the volume-weighted average price of common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Effect of Chapter 11 Filing
As discussed in Note 3 - Chapter 11 Filing and Other Related Matters, liabilities that may be affected by the Plan must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court. The warrants have been classified as liabilities subject to compromise at their expected allowed amount of zero at December 31, 2022. Their fair value of $335 thousand was derecognized as a gain in Reorganization items, net in the Company’s Consolidated Statements of Operations at December 31, 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

11. NOTES PAYABLE
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company's debt agreements. Accordingly, all debt not reclassified as liabilities subject to compromise with original long-term stated maturities was classified as current on the consolidated balance sheets as of December 31, 2022. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors' rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 3 — Chapter 11 Filing and Other Related Matters for further information.
Notes payable as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31 2022	December 31 2021
Kentucky note	$529	$1,032
Genesis loan	—	552
NYDIG loan	38,573	67,435
Stockholder loan	10,000	10,000
Trinity loan	23,356	19,641
Bremer	18,331	15,066
Blockfi	53,913	60,000
Anchor Labs loan	25,159	—
Mass Mutual Barings loans	63,844	—
B. Riley Bridge loans	41,777	—
Liberty loan	6,968	—
Secured Convertible Notes[1]	237,584	220,871
Other Convertible Notes[2]	322,396	301,226
Original DIP Credit Agreement[3]	35,547
Other	2,960	663
Notes payable, prior to reclassification to Liabilities subject to compromise	880,937	696,486
Less: Notes payable in Liabilities subject to compromise[4]	844,695	—
Unamortized discount and debt issuance costs[5]	(36,456)	(3,187)
Fair value adjustments to convertible notes[6]	(808,148)	34,910
Total notes payable, net	$36,242	$728,209
1 Secured Convertible Notes includes principal balance at issuance and PIK interest.
2 Other Convertible Notes includes principal balance at issuance and PIK interest.
3 Original DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
4 In connection with the Company's Chapter 11 Cases, $844.7 million of outstanding notes payable have been reclassified to Liabilities subject to compromise in the
Company's consolidated balance sheets as of December 31, 2022 at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. At December 31, 2022 $12.6 million of accrued interest was classified as liabilities subject to compromise.
5 As a result of the Company's Chapter 11 Cases, the Company expensed $3.5 million of unamortized discount and debt issuance costs, net recorded in Reorganization items, net in the year ended December 31, 2022.
6 As a result of the Company's Chapter 11 Cases, the Company recognized a gain of $202.9 million from the derecognition of accumulated fair value adjustments recorded in Reorganization items, net in the year ended December 31, 2022.

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain of the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan is $0.8 million. In order to receive the interest buydown incentive, the Company must (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinues operation in the jurisdiction within the next five years, it is obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company does not employ 13 new full-time employees, the interest buydown will be prorated to reflect any partial fulfillment and the Company, at a minimum, is required to pay back the value of the incentive to the Bank of North Dakota. For the years ended December 31, 2022 and 2021, there was no interest buydown.

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

Mass Mutual Barings Loans—In March 2022, the Company entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Mass Mutual Barings”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed the first tranche of $30.0 million in March 2022 and borrowed the second tranche of $39.6 million in April 2022. On June 30, 2022, the remaining $30.4 million funding commitment expired unused. The loans under the agreement have a term of 36 months from issuance. Interest expense on the loans have been recognized based on an effective interest rate of 9.8%. The loans are secured by certain blockchain computing equipment.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

B. Riley Bridge Notes—In April 2022, the Company entered into a $60.0 million bridge promissory note with B. Riley Commercial Capital, LLC and a $15.0 million bridge promissory note with an affiliate of B. Riley Commercial Capital, LLC (the “Bridge Notes”) maturing in December 2022. Interest expense on the Bridge Notes has been recognized based on an effective interest rate of 7.0%.

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 are now due in the first half of 2023. The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 16 — Stockholders' (Deficit) Equity (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.
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
Convertible Notes—In April 2021, the Company entered into a secured convertible note purchase agreement and issued $215.0 million of secured convertible notes to new and existing lenders (the “Secured Convertible Notes”). In addition, in August 2021 the Company entered into a convertible note purchase agreement and issued $299.8 million of convertible notes in August through November 2021 under substantially the same terms and conditions as the original April 2021 notes except that the August through November 2021 notes have a minimum payoff based on the face value plus accrued interest rather than two times the outstanding face amount plus accrued interest. In addition, the August through November 2021 notes were unsecured until an initial public offering or SPAC merger and then became secured by a lien on the same collateral securing the Secured Convertible Notes in January 2022 upon the closing of the Merger Agreement with XPDI (together with the Secured Convertible Notes, the “Convertible Notes”). In addition, the Company also issued $31.4 million from issuance through December 31, 2022 as payment-in-kind interest on convertible notes outstanding at the end of the period. The Convertible Notes have a maturity date of April 2025 and bear interest at a rate of 10% per annum, of which 4% is payable in cash and 6% is payable in kind. Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share. The proceeds from the Convertible Notes were used, in part, to repay $30.0 million of senior secured loans to Silverpeak Credit Partners LP. During the year ended December 31, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.
As discussed in Note 12 — Fair Value Measurements, the Company had elected to measure its Convertible Notes at fair value prior to the Petition Date and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within interest expense, net in the Company’s Consolidated Statements of Operations. The Company presented changes in fair value of the Convertible Notes during the periods prior to the Petition Date as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) was presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk were presented within Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and as a component of Other comprehensive income (loss) on the Consolidated Statements of Comprehensive (Loss) Income; and (3) other fair value changes were presented within Non-operating expenses, net on the Consolidated Statements of Operations. The fair value option is not available to liabilities subject to compromise as they are recorded at their expected allowed amount. At the Petition Date the accumulated fair value adjustment on the Convertible Notes was $130.3 million and the Accumulated other comprehensive loss related to changes in fair value attributable to the Company’s own credit risk was $72.6 million, these amounts were derecognized for a gain of $202.9 million reported in Reorganization items, net when the Convertible Notes were reclassified as Liabilities subject to compromise.
The fair value of the Company’s Convertible Notes as of December 31, 2021, included the effect of a negotiation discount, which is a calibration adjustment that reflects the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, the Company deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represents the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value resulted in a

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

significant increase in the fair value of the convertible notes (excluding interest expense and instrument-specific credit risk) for the year up until the Petition Date.
The following summarizes the fair value adjustments and debt issuance costs recognized on the Convertible Notes (in thousands):

		Year Ended December 31,
	Financial statement line item	2022	2021
Cash interest payments	Interest expense, net	$21,581	$10,114
Payment-in-kind (PIK) interest	Interest expense, net	31,550	15,170
Instrument-specific credit risk	Other comprehensive income, net of income taxes	(83,579)	10,966
Other fair value adjustments	Fair value adjustment on convertible notes	(103,274)	16,047
Reclass to Reorganization items, net	Reorganization items, net	202,900	—
Total fair value adjustments		$69,178	$52,297
Debt issuance costs	Reorganization items, net	$2,788	$12,831
The principal amount of the Convertible Notes as of December 31, 2022, reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of December 31, 2022, are scheduled to mature on April 19, 2025, which includes $237.6 million for the face value of the Secured Convertible Notes which have payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of December 31, 2022, if held to maturity was $475.2 million. The total amount that would be owed on the Convertible Notes if prepaid as of December 31, 2022, was $811.3 million. See Note 12 — Fair Value Measurements for further information on fair value measurement of the Convertible Notes.
12. FAIR VALUE MEASUREMENTS
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Recurring fair value measurements
Prior to the Petition Date the Public Warrants and the Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to remeasurement at each balance sheet date until exercised, and any change in fair value were recognized in the Company’s Consolidated Statements of Operations. The initial and subsequent fair value estimates of the Public Warrants and Private Placement Warrants are based on the listed price in an active market for such warrants. After the Petition Date the Public Warrants and Private Placement Warrants were transferred to Liabilities subject to compromise at the expected allowed amount of zero dollars. A gain of $0.3 million from the derecognition of the prior fair value is reported in Reorganization items, net.
The Company had elected prior to the Petition Date to measure its Convertible Notes at fair value on a recurring basis because the Company believed it better reflected the underlying economics of the Convertible Notes, which contain multiple embedded derivative features. The fair value of the Company’s convertible notes payable is determined using a market approach based on observable market prices for similar securities when available.
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
Due to the occurrence of the SPAC merger and the subsequent significant decline in the Company’s stock price below the conversion price, the fair value of the Company’s convertible notes beginning with the three months ended June 30, 2022 was determined using a discounted cash flow model that considered the principal and interest payments, including the minimum payoff at maturity of two times the face value of the note plus accrued interest for the Secured Convertible Notes and the value of the call option that includes certain unobservable inputs that may be significant to the fair value measurement such as expected term and volatility of the call option.
At December 31, 2022 the Company did not have any remaining recurring fair value measurements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following presents the levels of the fair value hierarchy for the Company's derivative warrant liabilities and the Convertible Notes by issuance date measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	December 31, 2021
		Fair value hierarchy
	Principal	Level 1	Level 2	Level 3	Fair value
Convertible notes:
April 19, 2021[1]	$91,430	$—	$—	$101,078	$101,078
April 21, 2021[1]	5,137	—	—	5,674	5,674
April 23, 2021[1]	46,229	—	—	51,062	51,062
April 26, 2021[1]	78,075	—	—	86,165	86,165
August 20, 2021[2]	50,597	—	—	50,941	50,941
September 10, 2021[2]	16,110	—	—	16,472	16,472
September 23, 2021[2]	76,051	—	—	77,559	77,559
September 24, 2021[2]	60,016	—	—	61,179	61,179
September 27, 2021[2]	1,974	—	—	2,012	2,012
October 1, 2021[2]	86,655	—	—	87,150	87,150
November 10, 2021[2]	9,823	—	—	9,819	9,819
Accrued PIK interest[1,2,3]	—	—	—	7,896	7,896
Total convertible notes	$522,097	$—	$—	$557,007	$557,007
1 Secured Convertible Notes (includes principal balance at issuance and PIK interest) which considers the minimum payoff at maturity of two times the face value of the note plus accrued interest.
2 Other Convertible Notes (other than the Secured Convertible notes) which considers the minimum payoff at maturity of one times the face value of the note plus accrued interest.
3 Represents PIK interest accrued as of December 31, 2021 which was recorded as additional principal for each respective convertible note on January 1, 2022.
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the Convertible Notes measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2022 (in thousands):

Convertible Notes (Level 3)
Balance at December 31, 2021	$557,007
Issuances (PIK principal recorded)	31,382
Settlements (including interest payments and conversions)	(23,144)
Unrealized gains	186,853
Transfers out of Level 3	(752,098)
Balance at December 31, 2022	$—
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of December 31, 2022, there were no Level 3 financial instruments. During the year ended December 31, 2022, the Convertible Notes were transferred from Level 3 out of recurring fair value measurements. During the year ended December 31, 2021, the Convertible Notes were transferred from Level 2 to Level 3.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Nonrecurring fair value measurements
The Company’s non-financial assets, including digital assets, property, plant and equipment, goodwill, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Refer to Note 2 — Summary of Significant Accounting Policies, Note 5 — Property, Plant and Equipment, Net, Note 6 — Goodwill and Note 7 — Intangible Assets, Net for more information regarding fair value considerations when measuring impairment. The estimated fair value of the Company’s digital assets as of December 31, 2022 and 2021, was $0.7 million and $248.1 million, respectively.
No non-financial assets were classified as Level 3 as of December 31, 2022, or December 31, 2021.
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
The fair value of the Company’s notes payable (excluding the Convertible Notes carried at fair value described above and the expected allowed amount transferred to Liabilities subject to compromise), which are carried at amortized cost, was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. We classified the other notes payable as Level 3 financial instruments due to the considerable judgment required to develop assumptions of the Company’s standalone credit risk and the significance of those assumptions to the fair value measurement. At December 31, 2022, the estimated fair value of the Company’s other notes payable, including both the current and noncurrent portion, was $36.2 million and equaled the carrying value of the Company’s other notes payable, including both the current and noncurrent portion. At December 31, 2021, the estimated fair value and carrying value of the Company’s notes payable, including both the current and noncurrent portion, was $184.7 million and $171.2 million, respectively.
13. LEASES
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with original lease periods expiring through 2033. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the Company’s Consolidated Balance Sheets. For certain leases, the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

operating lease liabilities on the Company’s Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,430
Finance lease right-of-use assets	Property, plant and equipment, net	$84,092
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$769
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$720
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$—
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$—
Operating and finance lease liabilities subject to compromise	Liabilities subject to compromise	$84,664
The components of lease expense were as follows (in thousands):

	Financial statement line item	Year Ended December 31, 2022

Operating lease expense	General and administrative expenses	$1,937
Short-term lease expense	General and administrative expenses	24
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	31,372
Interest on lease liabilities	Interest expense, net	7,080
Total finance lease expense		38,452
Total lease expense		$40,413
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
Information relating to the lease term and discount rate is as follows:

December 31, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	10.5
Finance leases	2.1
Weighted Average Discount Rate
Operating leases	6.5%
Finance leases	12.4%

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table summarizes the Company’s supplemental cash flow information (in thousands):

Year Ended December 31, 2022
Lease Payments
Operating lease payments	$726
Finance lease payments	$36,740
Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations[1]	$14,195
Finance lease right-of-use assets obtained in exchange for lease obligations	$10,557
Increase in finance lease right-of-use assets as a result of lease modification	$693
1 Includes operating lease right-of-use assets of $6.7 million that were recorded upon adoption of Topic 842 on January 1, 2022. Refer to Note 2 for further information.
The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at December 31, 2022, and thereafter (in thousands):

	Operating leases	Finance leases
2023	2,082	38,876
2024	1,810	39,769
2025	1,866	1,972
2026	1,924	32
2027	1,985	—
Thereafter	12,037	—
Total lease payments	21,704	80,649
Less: imputed interest	6,347	9,853
Less: Liabilities subject to compromise	13,868	70,796
Total	$1,489	$—
Operating leases
In September 2021, the Company entered into operating lease agreements with Minnkota Power Cooperative to develop a hosting facility in Grand Forks, North Dakota as well as enter into a power supply purchase agreement to purchase 100 megawatts of power supply once construction of the facility is complete. As a result of the agreements being entered into contemporaneously and in contemplation of one another, the agreements are considered to be a single unit of account and consideration has been allocated between lease and non-lease components based on relative standalone selling price with approximately $5.3 million allocated to the lease components and $2.6 million allocated to the non-lease components. Substantially all of the payments for the intended leases would be for a five-year to thirty-year term (comprising an initial five-year term with five five-year bargain renewal options to renew) with purchase options exercisable at any time for approximately $5.6 million less any rent paid to date and subject to certain other adjustments.
In addition to the above, in December 2021, the Company entered into an agreement to lease office space for its new corporate headquarters that commenced in July of 2022. The lease includes base rent of approximately $14.0 million to be paid over a period of 130 months. On November 11, 2022, the landlord notified the Company that it was terminating the lease.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Balance Sheet Classification
As discussed in Note 11 — Notes Payable, in October 2022, the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods and pursuant to any confirmed plan of reorganization, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. The Company has classified all of its finance lease liabilities as current liabilities as of December 31, 2022.
14. COMMITMENTS AND CONTINGENCIES
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
In July 2022, one of the Company’s largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. On September 28, 2022, Celsius filed a motion in the chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and the Company (the “Celsius Agreement”). Celsius is also using its Chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. The Company strongly disagrees with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and is vigorously defending its interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing scheduled for November 18, 2022. There can be no guarantee that the bankruptcy court will rule in the Company’s favor in a timely manner or that Celsius will honor the terms of the Celsius Agreement. An adverse ruling by the bankruptcy court that provides Celsius the benefits of the Company’s hosting services without Celsius fully paying the costs of such services would have a material effect on the Company’s business, financial condition, results of operations and cash flows. As of December 31, 2022, the Company had accrued $8.7 million as an allowance against amounts due from Celsius.
In November 2022, Sphere 3D Corp. filed a demand for arbitration with JAMS alleging the existence and breach of a contract for hosting services. The arbitration demand alleges that the Company has failed to provide contracted for services and to return prepayments allegedly made by Sphere 3D for such services. The Company denies the allegations contained in Sphere 3D’s arbitration demand and intends to vigorously defend its interests. The arbitration demand was stayed by the filing of the Company Parties’ Chapter 11 Cases. Refer to the discussion contained within this footnote under the subtitle “Effect of Automatic Stay.”
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

the Company's profitability and ability to continue as a going concern. The Company denies the allegations contained in the complaint and intends to vigorously defend its interests.
As of December 31, 2022 and 2021, there were no other material loss contingency accruals for legal matters.
Effect of Automatic Stay
Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
Leases—See Note 13 — Leases for further information.
Loss on legal settlements—The Company recognized a loss of $2.6 million during the year ended December 31, 2021 with respect to the resolution of legal actions for damages resulting from the early termination of agreements by former customers.
15. CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company is authorized to issue 2.00 billion shares of preferred stock, $0.00010 par value. Prior to the Merger with XPDI, the Company was authorized to issue 50.0 million shares of preferred stock, $0.0001 par value. As of December 31, 2021, 10.8 million shares of preferred stock were issued and outstanding.
Upon the closing of the merger with XPDI on January 19, 2022, each share of Series A and Series B Preferred Stock automatically converted into one share of Old Core Common Stock and each outstanding share of Old Core Common Stock issued as a result of the conversion of Series A and Series B Preferred Stock in connection with the Merger was cancelled and extinguished and converted into the right to receive a number of shares of New Core Common Stock equal to the Exchange Ratio of 1.6001528688. All of the Company’s shares of contingently redeemable convertible preferred stock were converted into 10.8 million shares of New Core Common Stock during the year ended December 31, 2022.
As of December 31, 2021, 10.8 million shares of preferred stock were issued and outstanding (the below table is in thousands, except per share amounts).

	Year Ended December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Issuance Price per Share	Net Proceeds	Liquidation preference
Contingently Redeemable Convertible Preferred Stock:
Series A	14,641	10,324	$4.27	$31,070	$44,064
Series B	14,327	502	2.19	1,097	1,100
Undesignated	21,032	—		—	—
Total contingently redeemable convertible preferred stock	50,000	10,826		$32,167	$45,164
There were no additional contingently redeemable convertible preferred stock issuances in 2021.
16. STOCKHOLDERS' (DEFICIT) EQUITY
Authorized Capital—As of December 31, 2022, the Company was authorized to issue 10.0 billion shares of common stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share.
In January 2021, in connection with the stockholder loan described in Note 11 — Notes Payable, the Company issued a warrant to the stockholder to purchase up to 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant is set to expire in January 2023 and is exercisable and unexercised as of December 31, 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2022, the Company issued 13.4 million shares under the Equity Line of Credit for a total sales price to B. Riley of $20.7 million is net of $0.6 million for the fixed 3.0% discount to the VWAP described above which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations and presented as equity line of credit expenses on the Consolidated Statements of Cash Flows. As of December 31, 2022, 56.9 million shares of Common Stock were available to be issued under the Equity Line of Credit.
As discussed in Note 11 — Notes Payable, 25% of the net cash proceeds received for shares issued under the Equity Line of Credit is required to be applied by the Company to repay the outstanding principal amount of the Amended Bridge Notes. As of December 31, 2022, the Company owed $5.3 million on the Amended Bridge Notes related to proceeds received under the Equity Line of Credit.
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
During the year ended December 31, 2022, 4.4 million of the warrants were exercised in a cashless exercise resulting in 3.0 million net shares issued to the warrant holders.
Convertible Note Exercises
As discussed in Note 11 — Notes Payable, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $31.4 million from issuance through December 31, 2022, as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the year ended December 31, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised.
SPAC Vesting Shares
1.7 million common shares are subject to vesting requirements, as described further in Note 1 — Organization and Description of Business. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Company’s Consolidated Balance Sheets as of December 31, 2022.
Vendor Settlement

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition. In addition, the vendor liability requires settlement in cash based on the difference between the weighted average of the closing price of the Company’s common stock for each day there was a closing price during the thirty consecutive days immediately prior to the expiration of the lockup period (defined in the agreement as 180 days from the date from the closing of the XPDI merger) and the $21.3 million contractual amount of the liability. During the year ended December 31, 2022, we recorded $9.5 million, within Other non-operating expenses, net on the Consolidated Statements of Operations related to changes in the fair value of the vendor liability. As of December 31, 2022, the fair value of the liability of $18.1 million was recorded within Liabilities subject to compromise on the Consolidated Balance Sheets.
Equity Incentive Plans
The Company has outstanding awards under the 2018 Omnibus Incentive Plan (the “2018 Plan”). No new awards can be made under the 2018 Plan subsequent to the XPDI Merger, as described below. Awards that were granted under the 2018 Plan included incentive stock options (must meet all statutory requirements), non-qualified stock options and restricted stock units. Awards granted under the 2018 Plan were subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and were required to be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s board of directors (the “Board”).
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
At the Special Meeting in connection with the XPDI Merger, the stockholders of XPDI approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Awards granted under the 2021 Plan may be incentive stock options (subject to satisfaction of applicable statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2021 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s Board. Following the consummation of the Merger, the Company expects that its Board will make grants of awards under the 2021 Plan to eligible participants. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 45.0 million shares, of which 30.6 million was available for issuance as of December 31, 2022.
Stock-Based Compensation
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of December 31, 2022, we had unvested or unexercised stock-based awards outstanding representing approximately 69.1 million shares of our common stock, consisting of approximately 45.2 million RSAs and RSUs and options to purchase approximately 23.9 million shares of our common stock.
On June 8, 2022, the compensation committee (the “Compensation Committee”) of the Board of the Company approved an amendment to the Company’s award agreement for the RSUs outstanding under the 2018 Plan, to provide for the waiver and elimination of the requirement that the Company undergo a “change in control” or a “public offering” for full vesting of the previously outstanding time-vested award (the “RSU Amendment”). Although the mergers that the Company underwent did not satisfy the event-based vesting requirement, they significantly reduced the possibility of the requirement being met as contemplated under the 2018 Plan. The RSU Amendment was authorized and approved by the Board and the Compensation Committee as necessary, desirable, and in the best interest of the Company and its stockholders. As a result of the RSU Amendment, all outstanding RSUs under the 2018 Plan are subject only to time-based vesting, of which RSUs covering approximately 42 million shares of Common Stock were net settled, with approximately 15 million shares of Common Stock to be canceled and forfeited to satisfy tax withholding obligations in June 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Stock Options—Stock options granted under the 2018 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over 4 years and are exercisable for up to 10 years. Determining the fair value of stock options at the grant date requires judgment, including estimating the expected term, expected volatility, risk-free interest rate, and expected dividends.
Expected Term—The Company’s expected term is determined using the simplified method and represents the midpoint between the vesting period and the contractual term of the awards.
Expected Volatility—The Company’s volatility factor is estimated using comparable public company volatility for similar terms.
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on US Treasury zero coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
Expected Dividends—The Company has no history of paying cash dividends and has no present intention to pay common stock cash dividends in the future; as a result, the expected dividend yield is 0% as of December 31, 2022 and 2021.

The weighted-average assumptions for options granted for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected volatility	72.29%	72.57%
Risk-free interest rate	1.82%	1.39%
Expected life (years)	7.00	6.22
A summary of stock option activity for the year ended December 31, 2022 is as follows (amounts in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2021	31,942	8.76
Granted	—	—
Exercised	(1,321)	2.91
Forfeited	(5,528)	10.45
Expired	(1,178)	10.04
Options outstanding - December 31, 2022	23,915	$8.64	7.6	$—
Options vested and expected to vest as of December 31, 2022	23,915	$8.64	8.8	$—
Options vested and exercisable as of December 31, 2022	7,521	$5.42	5.0	$—
The weighted-average grant date fair value of options granted for the year ended December 31, 2021, was $10.92. The total fair value of stock options vested during the year ended December 31, 2022 and 2021, was $0.6 million and $35.6 million, respectively.
As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was approximately $83.0 million, which is expected to be recognized over a weighted-average time period of 3.1 years.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Restricted Stock Units—Restricted stock units (“RSUs”) granted in 2018 required that the holder elect before the date of grant whether the RSUs will vest either
•Over a 4-year service period, or
•Over a 4-year service period and upon either i) completion of an initial public offering of the Company’s common stock, or ii) upon consummation of a transaction resulting in a change in control of the Company.
RSUs granted in 2022 and 2021 generally vest over a 4-year service period and upon either i) completion of an initial public offering of the Company’s common stock, or ii) upon consummation of a transaction resulting in a change in control of the Company. RSUs granted as replacement awards in the Blockcap acquisition on July 30, 2021 vest based on a service period only and are not subject to any transaction-based vesting conditions.
A summary of RSU activity for the year ended December 31, 2022 is as follows (amounts in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2021	88,600	$7.74
Granted	28,897	2.84
Vested	(53,908)	2.49
Forfeited	(18,372)	4.65
Unvested - December 31, 2022	45,217	$2.79
As of December 31, 2022, the Company had approximately $98.2 million of unrecognized stock-based compensation expense, of which $75.3 million is expected to be recognized over a weighted-average time period of 3.0 years and $22.9 million is related to RSUs for which some or all of the requisite service had been provided under the service condition but had performance conditions that had not yet been achieved. For RSUs subject to both the service and performance conditions, the unrecognized compensation expense will be recognized as expense when it is probable that the performance conditions will be achieved. The performance conditions for the RSUs are satisfied upon the earlier of a change in control or an initial public offering. The closing of the Merger Agreement with XPDI in January 2022 did not meet the definition of a change in control or an initial public offering. The performance condition can be met in future years only with respect to a change in control or waiver of the condition by the Company’s board of directors and is not expected to occur, if at all, prior to expiration of the applicable lock-up period. If the performance conditions become probable of being achieved before the end of the requisite service period, the unrecognized compensation expense for which requisite service has not been provided will be recognized as expense prospectively on an accelerated attribution basis over the remaining requisite service period.
17. INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. The Company had $17.1 million of income tax benefit for the year ended December 31, 2022 and $15.8 million income tax expense for the year ended December 31, 2021. There was no income tax expense for the year ended December 31, 2020.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
Current tax:
Federal	$74	$—	$—
State	1,356	6,235	—
Total current tax	1,430	6,235	—
Deferred tax:
Federal	(18,532)	11,218	—
State	11	(1,690)	—
Total deferred tax	(18,521)	9,528	—
Total income tax (benefit) expense	$(17,091)	$15,763	$—

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The reconciliation between the U.S. statutory tax rate and the Company’s effective tax rate is presented as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax (benefit) expense applied to loss before income taxes	$(454,316)	$13,246	$(2,563)
State income taxes, net of federal benefit	(31,667)	3,591	(410)
Stock compensation	4,789	141	—
Non-deductible interest	11,366	5,310	—
Fair value adjustment - convertible notes	(10,942)	3,370	—
Non-deductible expenses	288	(702)	—
Valuation allowance	241,892	(9,180)	1,106
Deferred tax adjustments	—	—	1,827
Goodwill impairment	221,499	—
Other permanent items	—	(13)	40
Total income tax expense	$(17,091)	$15,763	$—

The Company’s deferred tax assets and liabilities are detailed as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforward	$79,729	$29,837	$10,674
Capital loss carryforward	52,765	—	—
Deferred interest carryforward	11,289	—	137
Research tax credit carryforward	404	404	—
Reserves and accruals	4,248	148	159
Stock-based compensation	16,917	15,190	3,579
Unrealized capital loss	—	—	548
Property, plant and equipment, net	70,464	—	—
Digital asset impairment loss	—	8,368	61
Debt extinguishment loss	2,561	2,558	406
Intangibles (other than goodwill)	2,301	2,270	3,015
Leases	7,062	5,231	—
Capitalized research and development expenses	801	—	—
Other	169	3	—
Gross deferred tax assets	248,710	64,009	18,579
Valuation allowance	(248,710)	(6,781)	(15,961)
Deferred tax assets, net of valuation allowance	—	57,228	2,618
Deferred tax liabilities:
Property, plant and equipment, net	—	(75,759)	(2,618)
Deferred tax liabilities, net	—	(75,759)	(2,618)
Total net deferred tax assets (liabilities)	$—	$(18,531)	$—

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$6,781	$15,961	$14,855
Change related to current net operating losses and impairments	241,892	20,680	2,238
Net change related to generation of tax attributes	—	(695)	695
Change related to deferred tax adjustments	37	(20,025)	(1,827)
Change related to prior period adjustments	—	(137)	—
Acquisition deferred tax liabilities	—	(9,003)	—
Ending Balance	$248,710	$6,781	$15,961
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the positive and negative evidence available, the Company has recorded a valuation allowance of $248.7 million. The valuation allowance primarily relates to deferred tax assets for fixed assets, net operating loss carryforwards and capital loss carryforwards.
In connection with the Blockcap and Radar acquisition on July 30, 2021, the Company recognized a deferred tax liability of $9.0 million during the year. As a result, the Company recorded an income tax benefit of $9.0 million for the release of the valuation allowance on the existing deferred tax assets because of the offset of the deferred tax liabilities established for fixed and intangible assets from the acquisition.
As of December 31, 2022, the Company has federal and state net operating loss carryforwards in the amount of $344.6 million and $198.5 million, respectively. As of December 31, 2021, the Company had federal and state net operating loss carryforwards in the amount of $142.3 million and $16.0 million, respectively. The federal net operating loss can be carried forward indefinitely, however the utilization of the federal net operating loss for a tax year is equal to the lesser of (1) the aggregate of the net operating loss carryovers to such year, plus the net operating carrybacks to such tax year, or (2) 80% of taxable income determined without regard to the deduction. The Company's state net operating loss carryforwards range from 2035 to indefinite. As of December 31, 2022, the Company had U.S. federal and state capital loss carryforwards of $220.7 million and $193.4 million, respectively. The capital loss carryforwards begin to expire in 2027.
In addition, the Company's net operating loss may be subject to utilization limitations due to changes of control, as defined by tax law under Internal Revenue Code Sections 382. Similar provisions may subject the capital loss carryforwards to utilization limitation. The Company completed a Section 382 study related to the acquired Blockcap tax attributes and determined there are no limitations on future utilization of the acquired attributes.
The Company had no unrecognized income tax benefits for the years ended December 31, 2022, 2021 and 2020. To date, no interest and penalties have been recognized related to the underpayment of income taxes. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company's estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s 2018 through 2021 tax years are subject to U.S. federal and state examination.
18. NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
As discussed in Note 1 — Organization and Description of Business, the shares and corresponding capital amounts and earnings per share available for common stockholders prior to the Merger with XPDI have been retroactively restated as shares reflecting the exchange ratio established in the Merger. As a result of the Merger, the Company has retrospectively adjusted the weighted average number of shares of common stock outstanding prior to January 19, 2022, by multiplying them by the exchange ratio of 1.6001528688 used to determine the number of shares of Class A common stock into which they converted.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(2,146,318)	$47,312	$(12,206)
Deemed dividend from common to preferred exchange	—	—	(10,478)
	$(2,146,318)	$47,312	$(22,684)

Weighted average shares outstanding - basic	340,647	207,263	157,602
Add: Dilutive share-based compensation awards	—	26,042	—
Weighted average shares outstanding - diluted	340,647	233,305	157,602

Net (loss) income per share - basic	$(6.30)	$0.23	$(0.14)
Net (loss) income per share - diluted	$(6.30)	$0.20	$(0.14)
Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	December 31,
	2022	2021	2020
Stock options	23,915	6,716	4,048
Preferred stock	—	—	10,827
Warrants	18,311	—	6,617
Restricted stock	45,217	84,035	60,719
Share settled liability	—	1,943	—
SPAC vesting shares	1,725	—	—
Total potentially dilutive shares	89,168	92,694	82,211
19. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has two operating segments: “Equipment Sales and Hosting” which consists primarily of its blockchain infrastructure and third-party hosting business and equipment sales to customers, and “Mining” consisting of digital asset mining for its own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for its hosting services which are recurring in nature. Equipment sales revenue is derived from its ability to leverage its partnership with leading equipment manufacturers to secure equipment in advance, which is then sold to its customers when they are unable to obtain them otherwise. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Equipment Sales and Hosting Segment
Revenue:
Hosting revenue	$159,688	$79,323	$41,598
Equipment sales	82,829	248,235	12,595
Total revenue	242,517	327,558	54,193
Cost of revenue:
Cost of hosting services	169,717	77,678	36,934
Cost of equipment sales	67,114	177,785	11,017
Total cost of revenue	$236,831	$255,463	$47,951
Gross profit	$5,686	$72,095	$6,242
Mining Segment
Digital asset mining income	$397,796	$216,925	$6,127
Total revenue	397,796	216,925	6,127
Cost of revenue	395,082	50,158	2,977
Gross profit	$2,714	$166,767	$3,150
Consolidated total revenue	$640,313	$544,483	$60,320
Consolidated cost of revenue	$631,913	$305,621	$50,928
Consolidated gross profit	$8,400	$238,862	$9,392
For the years ended December 31, 2022, 2021 and 2020, cost of revenue included depreciation expense of $12.1 million, $7.4 million and $7.4 million, respectively for the Equipment Sales and Hosting segment. For the years ended December 31, 2022, 2021 and 2020, cost of revenue included depreciation expense of $223.6 million, $24.3 million and $1.1 million, respectively for the Mining segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of December 31, 2022 and 2021, all of the Company’s fixed assets were located in the United States. For the years ended December 31, 2022 and 2021, 99% and 100% of the Company’s revenue was generated in the United States, respectively. For the years ended December 31, 2022 and 2021, 62% and 40%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of December 31, 2022 and 2021, substantially all of our digital assets were held by two third-party digital asset services.
For the years ended December 31, 2022, 2021 and 2020, the concentration of customers comprising 10% or more of the Company’s total revenue and Equipment Sales and Hosting segment revenue was as follows:

	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	Percent of total revenue:			Percent of Equipment Sales and Hosting segment:
Customer
A	N/A	15%	N/A	N/A	26%	N/A
B	N/A	14%	N/A	N/A	23%	N/A
C	N/A	N/A	24%	N/A	N/A	27%
D	N/A	N/A	13%	N/A	N/A	14%

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reportable segment gross profit	$8,400	$238,862	$9,392
(Loss) gain on legal settlement	—	(2,636)	5,814
Gain from sales of digital assets	44,298	4,814	69
Impairment of digital assets	(231,315)	(37,206)	(4)
Impairment of goodwill and other intangibles	(1,059,265)	—	—
Impairment of property, plant and equipment	(590,673)	—	—
Losses on exchange or disposal of property, plant and equipment	(28,025)	(118)	(2)
Operating expense:
Research and development	26,962	7,674	5,271
Sales and marketing	12,731	4,062	1,771
General and administrative	213,280	60,486	14,554
Total operating expense	252,973	72,222	21,596
Operating (loss) income	(2,109,553)	131,494	(6,327)
Non-operating expense, net:
Loss on debt extinguishment and other	287	8,016	1,333
Interest expense, net	96,826	44,354	4,436
Fair value adjustment on convertible notes	186,853	16,047	—
Fair value adjustment on derivative warrant liabilities	(37,937)	—	—
Reorganization items, net	(197,405)	—	—
Other non-operating expenses, net	5,232	2	110
Total non-operating expense, net	53,856	68,419	5,879
(Loss) income before income taxes	$(2,163,409)	$63,075	$(12,206)

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

20. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the years ended December 31, 2022 and 2021, the Company recognized hosting revenue from the contracts with these entities of $29.5 million and $17.0 million, respectively. In addition, for the years ended December 31, 2022 and 2021, there was equipment sales revenue recognized of $71.4 million and $109.9 million to these same various entities. A nominal amount was receivable from these entities at December 31, 2022. As of December 31, 2021, the Company had accounts receivable of $0.3 million from these entities.
During the year ended December 31, 2021, the Company entered various promissory notes with Blockcap, a related party entity that was managed by individuals that are directors and executives of the Company. The Company had existing contracts for equipment sales and hosting services with Blockcap prior to the Company acquiring Blockcap on July 30, 2021, as described above. The promissory notes deferred $32.7 million of amounts originally due in June through July 2021, from Blockcap contracts until August 2021. The promissory notes were effectively settled by the Company’s acquisition of Blockcap.
During the year ended December 31, 2021, Company paid $0.1 million for management and professional fees from an affiliated company that had been accrued by Blockcap prior to being acquired on July 30, 2021.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the years ended December 31, 2022 and 2021, the Company incurred reimbursements of $1.9 million and $1.4 million, respectively. Nominal amounts were payable at December 31, 2022 and 2021.
21. SUBSEQUENT EVENTS
The Replacement DIP Facility
As previously discussed in Note 3 — Chapter 11 Filing and Other Related Matters, in connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto, which was authorized, on an interim basis, pursuant to an order of the Bankruptcy Court on December 23, 2022 (the “Original Interim DIP Order”). In connection therewith, the Company utilized $37.5 million of the approximately $57.3 million available under the Original DIP Credit Agreement.
Subsequent to the Original Interim DIP Order, the Debtors sought new financing with improved terms to replace the Original DIP Credit Agreement. On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to (i) obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”) from B. Riley Commercial Capital, LLC (the “Replacement DIP Lender”) and (ii) refinance the Original DIP Credit Agreement.
The Replacement DIP Facility, among other things, provides for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was available following Bankruptcy Court approval pursuant to the Replacement Interim DIP Order and (ii) up to $35 million became available following Bankruptcy Court approval on a final basis (the “Final DIP Order”).
DIP Loans under the Replacement DIP Facility will bear interest at a rate of 10% which will be payable in kind in arrears on the first day of each month. The Replacement DIP Lender will receive an upfront commitment fee equal to 3.5% of the aggregate commitments under the Replacement DIP Facility, payable in kind, and exit fees equal to 5% of the amount of the DIP Loans being repaid, reduced or satisfied. The Replacement DIP Facility includes representations and warranties, covenants applicable to the Debtors, and events of default. If an Event of Default under the Replacement DIP Facility occurs, the Replacement DIP Lender may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the Replacement DIP Facility to be immediately due and payable.
The maturity date of the Replacement DIP Facility is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Facility will also terminate on the date that is the earliest of the following (i) the effective date of any chapter 11 plan of reorganization with respect to the Borrowers or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments; (iv) the date of the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

DIP Agent’s written notice to the Borrowers of the occurrence of an Event of Default under the Replacement DIP Facility; and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agree that the Debtors would transfer the ASICs serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The Company anticipates that the final shipment of ASICs serving as collateral under the NYDIG loan to occur on or about March 31, 2023, after which the NYDIG Loan will be extinguished in full.
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
As previously reported in our Current Report on Form 8-K filed with the SEC on October 28, 2022 (the “October 28th Form 8-K”), at a meeting held on October 24, 2022, the Audit Committee of the Board of Directors of Core Scientific, Inc. (the “Company”) approved the engagement of Marcum LLP (“Marcum”) as its independent registered public accounting firm for the fiscal year ending December 31, 2022, subject to Marcum’s completion of their client acceptance procedures. At the same meeting, the Audit Committee approved the dismissal of Ernst & Young LLP (“EY”) as independent registered public accounting firm of the Company effective upon the date of the filing of the quarterly report on Form 10-Q for the quarter ending September 30, 2022.
The report of EY on the financial statements of Core Scientific Holding Co. and its subsidiaries (“Legacy Core”) for the fiscal years ended December 31, 2021 and December 31, 2020, included in the Form 8-K/A of Core Scientific, Inc., which was filed with the SEC on March 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
In connection with the audits of Legacy Core’s consolidated financial statements for each of the two fiscal years ended December 31, 2021 and December 31, 2020, and for the Company’s financial statements in the subsequent interim periods through the date of the October 28th Form 8-K there were no (i) disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, between the Company and EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the matter in their reports for such fiscal years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the following material weaknesses identified in connection with the audit of Legacy Core’s consolidated financial statements for the two fiscal years ended December 31, 2021 and December 31, 2020 and the review of the Company’s consolidated financial statements for the interim period ended March 31, 2022 and the interim period ended June 30, 2022 in Core Scientific’s internal control over financial reporting related to (i) insufficient accounting and supervision with respect to the appropriate level of technical accounting experience and appropriate processes and procedures to assess and apply the relevant accounting framework, particularly in new or non-routine areas, (ii) a lack of appropriate communication and recordkeeping, particularly related to equity transactions, (iii) design deficiencies in internal controls necessary to enforce appropriate segregation of duties for manual journal entries to our books and records, and (iv) design deficiencies in internal controls necessary to enforce appropriate segregation of duties for our digital asset wallets.
The Company provided EY with a copy of the disclosures it is making in the October 28th Form 8-K and requested that EY furnish the Company a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of EY’s letter, dated October 28, 2022, was filed as Exhibit 16.1 to the October 28th Form 8-K.
Subsequently, as reported on our Current Report on Form 8-K/A filed with the SEC on November 23, 2022 (the “November 23rd 8-K/A), on November 22, 2022, Marcum completed its client acceptance procedures. During the Company’s two most recent fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through November 22, 2022, neither the Company nor anyone acting on its behalf consulted with Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in connection with which either a written report or oral advice was provided to the Company that Marcum concluded was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Based upon this evaluation and as discussed within this annual report, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on these criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, our material weaknesses are as follows:
i.The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
ii.The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
iii.The Company’s internal controls over financial reporting did not operate effectively at all times to ensure transactions were recorded timely and in accordance with GAAP. Appropriate segregation of duties was also not maintained at all times during the year.
With the oversight of our senior management and audit committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including hiring additional key supporting accounting personnel with public company reporting and accounting operations experience. In addition, we are formalizing inter-departmental communication, including establishing appropriate standing and ad hoc committees, and enhancing electronic document storage for key financial transactions. We believe the measures described above will remediate the material weaknesses identified and strengthen our internal control.
This annual report on Form 10-K does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there was no change in Core Scientific, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Efforts to Address Previously Disclosed Material Weakness
Our management, with oversight from our audit committee, has taken steps to implement the following remediation actions to address the previously disclosed material weakness and to improve our internal control over financial reporting, primarily through:

•increasing the depth and experience within our accounting and finance organization;
•enhancing the communication and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures; and
•implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.
While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Description of the Business Combination Completed in January 2022
Although our business operations date uninterrupted back to 2018 (and was known as “Core Scientific” (through the corporation known as Core Scientific Holding Co., a Delaware corporation and its subsidiary entities, collectively “Legacy Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business such as Legacy Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”) entered into an Agreement and Plan of Reorganization of Merger (as amended on October 1, 2021, and as further amended on December 29,2021, the “Merger Agreement”). Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Legacy Core, XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Legacy Core (“Blockcap”), the Business Combination (as defined below) was effected by (i) the merger of Merger Sub with and into Legacy Core (the “First Merger”), which occurred on January 19, 2022, with Legacy Core surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Legacy Core with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger, and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger” and collectively with the First Merger, the Second Merger and the other transactions described in the Merger Agreement, the “Business Combination”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger, XPDI filed a Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.”
As the context requires, any reference in this Part III of this Annual Report on Form 10-K to “Core,” “we,” “us” or “our” refers to Legacy Core and the business conducted by Legacy Core and its consolidated subsidiaries prior to the consummation of the Business Combination and/or to the current entity Core Scientific, Inc. and its consolidated subsidiaries following the Business Combination, as applicable. All share counts in this section are shown on a post-Business Combination basis.
Directors and Executive Officers
The following table sets forth information covering our current directors and executive officers. There are no family relationships between any of our directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Title
Michael Levitt	64	Chief Executive Officer and Co-Chair of the Board of Directors
Todd M. DuChene	59	President and Chief Legal Officer
Denise Sterling	58	Executive Vice President, Chief Financial Officer
Darin Feinstein	51	Executive Vice President, Corporate Strategy and Co-Chair of the Board of Directors
Jarvis Hollingsworth	60	Director
Matt Minnis	58	Director
Kneeland Youngblood	67	Director
Neal P. Goldman	53	Director
Michael Levitt. Mr. Levitt has served as our Chief Executive Officer and Co-Chair and a member of the Company’s Board of Directors since January 2022. Mr. Levitt served as the Chief Executive Officer of Legacy Core from May 2021 until the Business Combination, and as Chairman and a member of Legacy Core’s board of directors from June 2018 until the Business Combination. Mr. Levitt has also served as Chairman of Irradiant Partners, LP since October 2021. From July 2016 to July 2021, Mr. Levitt was the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. Prior to joining Kayne, Mr. Levitt served as a Vice Chairman and Partner of Apollo Global Management, LLC (NYSE: APO) from April 2012 to May 2016. Mr. Levitt joined Apollo following

Apollo’s acquisition of Stone Tower Capital LLC, an investment firm, which he founded in 2001 and where he served as Chairman of the board of directors, Chief Executive Officer and Chief Investment Officer. Prior to that, Mr. Levitt worked as a Partner at Hicks, Muse, Tate & Furst Incorporated, a private equity firm. Earlier in his career, Mr. Levitt served as the Co-Head of the Investment Banking Division of Smith Barney Inc. Mr. Levitt began his investment banking career at Morgan Stanley & Co., Inc. Mr. Levitt has served on the board of directors of The Music Acquisition Corporation (NYSE: TMAC) from December 2020 to December 2022, and served on the board of directors of Kayne Anderson BDC, LLC from May 2018 to October 2021. Mr. Levitt holds a B.B.A. and J.D. from the University of Michigan. We believe that Mr. Levitt’s significant financial expertise, his knowledge of the corporate credit and investment markets, his business acumen and his leadership as a sitting Chief Executive Officer provide him with the qualifications and skills to serve on our Board.
Todd DuChene. Mr. DuChene has served as our President and Chief Legal Officer since November 2022. He served as EVP, General Counsel, Chief Compliance Officer and Secretary from January 2022 to November 2022. Mr. DuChene served as the General Counsel and Secretary of Legacy Core from April 2019 until the Business Combination. Prior to joining Legacy Core, Mr. DuChene served as Senior Vice President, General Counsel and Secretary and Chief Compliance Officer for FLIR Systems, Inc., an industrial and military technology company, from September 2014 to April 2019. Prior to joining FLIR, Mr. DuChene served as Executive Vice President, General Counsel and Secretary of Nuance Communications, Inc., a leading provider of speech recognition and related technology to enterprise, healthcare and mobile and consumer customers from October 2011 to September 2014. Previously, Mr. DuChene served as Senior Vice President, General Counsel and Secretary of National Semiconductor Corporation from January 2008 to October 2011, prior to its acquisition by Texas Instruments Inc. In addition, Mr. DuChene has served as General Counsel to each of Solectron Corporation, Fisher Scientific International Inc. (now ThermoFisher Scientific) and OfficeMax, Inc. Mr. DuChene began his legal career as an associate with BakerHostetler (a law firm) in Cleveland, Ohio in 1988. Mr. DuChene holds a B.A. in Political Science from The College of Wooster and a J.D. from the University of Michigan Law School.
Denise Sterling. Ms. Sterling has served as our Executive Vice President, Chief Financial Officer since April 2022. In October 2022, Ms. Sterling was appointed as Principal Accounting Officer. Ms. Sterling previously served as the Company’s Senior Vice President of Finance from May 2021 to April 2022. Before joining the Company, Ms. Sterling worked for Oportun, a Nasdaq-listed financial services company that leverages its digital platform to provide responsible consumer credit to hardworking people, as Senior Vice President of FP&A and Finance from June 2018 to May 2021. Ms. Sterling served in various tax and finance roles for Visa from 1995 to 2018, including as Senior Vice President of the Global Risk Management team from November 2016 to June 2018. Ms. Sterling holds a bachelor’s degree in accounting from San Francisco State University and a master’s degree in tax from Golden Gate University. She is a Certified Public Accountant.
Darin Feinstein. Mr. Feinstein has served as our Co-Chair and Executive Vice President, Corporate Strategy since January 2022. From July 2021 through January 2022 Mr. Feinstein served as Co-Chair and Chief Vision Officer. Mr. Feinstein is an American entrepreneur who has been involved in many ventures within the digital assets space since 2012. Mr. Feinstein co-founded Legacy Core in 2017 and founded Blockcap in 2020. In addition to these blockchain companies, Mr. Feinstein owns and operates a portfolio of business ventures across a variety of industries including live entertainment, finance, food and beverage, hospitality and technology, among others. Mr. Feinstein is a philanthropist who co-founded The Feinstein Griffin foundation, with Eddie Griffin, and Mr. Feinstein and Mr. Griffin for the past decade have been hosting events and donating to various charities around the United States. Mr. Feinstein is a California Licensed attorney (currently non-practicing) and holds many privileged licenses including a gaming license, liquor licenses and various financial licenses in multiple states across the United States. We believe that Mr. Feinstein’s significant experience in the digital asset space and his institutional knowledge of our businesses as a co-founder of Legacy Core and Blockcap provide him with the qualifications and skills to serve on our Board.
Jarvis Hollingsworth. Mr. Hollingsworth has served as a member of our Board since January 2022. Mr. Hollingsworth has served as Chairman of the Board of Trustees of the Teacher Retirement System of Texas, a $190 billion pension trust fund for retirees, teachers and employees of education-related institutions since November 2017. Since November 2019, Mr. Hollingsworth has also served on the board of directors of Vital Energy, Inc. (NYSE: VTLE), a diversified energy company, and on the finance committee of the Memorial Hermann Hospital System since May 2017. Mr. Hollingsworth has also served as Vice Chairman at Irradiant Partners, LP since September 2021. Mr. Hollingsworth served as General Counsel and a member and executive committee member of the board of directors for Kayne Anderson Capital Advisors, L.P., a leading alternatives investment management firm from May 2019 to July 2021. Mr. Hollingsworth served as a director of Emergent Technologies LP, a fintech company that provides payment services in emerging markets using a gold-backed digital currency from April 2016 to November 2019, and from May 2017 to July 2019 served as a director of Cullen Frost Bankers, Inc. (NYSE: CFR). Mr. Hollingsworth holds a Bachelor of Science from the United States Military Academy at West Point and served for several years on active and reserve duty in the United States Army. Mr. Hollingsworth holds a J.D. from the University of Houston Law Center. We believe that Mr. Hollingsworth’s knowledge of the digital assets industry and his understanding of public company governance and operations from his service on public company boards of directors provide him with the qualifications and skills to serve on our Board.
Matt Minnis. Mr. Minnis has served as a member of our Board since January 2022. Mr. Minnis co-founded Legacy Core in 2017 and served as a member of its board of directors from June 2018 until the Business Combination. Mr. Minnis has also served as Managing Member of BEP 888 and BEP 999 digital asset mining companies, which were founded in 2020. Further, Mr. Minnis has served as Chairman of the board of directors of Pledgling Technologies, Inc., a company focused on charitable donations, which he co-founded in 2014. Mr. Minnis has also served as President and Chief Executive Officer of Minnis Investments LLC, a private investment firm focused on early-stage technology companies, real estate and venture capital investments since 2009. Mr. Minnis holds a B.B.A. in Marketing and M.B.A. in Finance from Texas Christian University. We believe that Mr. Minnis’ knowledge of Legacy Core and the digital asset mining industry as well as his investment and venture capital expertise provide him with the qualifications and skills to serve on our Board.
Kneeland Youngblood. Mr. Youngblood has served as a member of our Board since January 2022. Mr. Youngblood has served as a member of the board of directors of numerous TPG Pace SPAC transactions since 2015. Mr. Youngblood is a director nominee of TPG Pace Beneficial II Corp. Mr. Youngblood has served as a founding partner of Pharos Capital Group, LLC since 1998, a private equity firm that focuses on providing growth and expansion capital/buyouts in the health care service sector. Mr. Youngblood is a director of Mallinckrodt Pharmaceuticals, a director of Scientific Games Corporation and Chairman of the Finance Committee of the President’s Advisory Board of the UT Southwestern Medical Center. Previously, Mr. Youngblood served as a member of the board of directors of Pace-I from September 2015 through its business combination with Playa in March 2017. Mr. Youngblood has also served as a member of the board of directors of Pace-II from June 2017 through its business combination with Accel. Mr. Youngblood is also a former director of Burger King Corporation, Starwood Hotels and Lodging, Gap Inc. and Energy Future Holdings (formerly TXXU). He also serves on several private company and not-for-profit boards. Mr. Youngblood graduated from Princeton University in 1978 with an A.B in Politics/Science in Human Affairs and earned an M.D. degree from the University of Texas, Southwestern Medical School. We believe that Mr. Youngblood’s extensive leadership experience, expertise in growth investing and his service as a board member across a diverse set of industries provide him with the qualifications and skills to serve on our Board.
Neal P. Goldman. Mr. Goldman has served as a member of our Board since October 2022. Mr. Goldman has over 25 years of experience in investing and working with companies, in a variety of industries, to maximize shareholder value. Since January 2013, Mr. Goldman has served as the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, restructuring, strategic planning and transformations for companies in numerous industries, including healthcare, energy, technology, media, retail, gaming and industrials. Mr. Goldman was formerly a Managing Director at Och Ziff Capital Management, LP from 2014 to 2016 and before that, a Founding Partner of Brigade Capital Management, LLC, from 2007 to 2012, which he helped build to over $12 billion in assets under management. Prior to this, Mr. Goldman was a Portfolio Manager at MacKay Shields, LLC and also held various positions at Salomon Brothers Inc, both as a mergers and acquisitions banker and as an investor in the high yield trading group. Mr. Goldman currently serves as chairman of the board of directors of Talos Energy Inc. and Diamond Offshore, Inc., positions he has held since 2018 and 2021, respectively, and has been a member of the board of directors of Weatherford International plc since 2019. He served as chairman of Stone Energy Corporation, prior to its combination with Talos Energy, from 2017 to 2018. He previously served as a director on the board of Midstates Petroleum Company Inc. (from 2017 to 2019), Ditech Holding Corporation (from 2017 to 2019), Ultra Petroleum Corp. (from 2017 to 2019), Garrett Motion Inc. (from 2020 to 2021) and Redbox Entertainment Inc. (in 2022). He has also served on numerous other public and private company boards throughout his career including Fairway Markets, Eddie Bauer, Toys R Us, J. Crew, and NII Holdings. He earned a BA from the University of Michigan and an MBA from the University of Illinois. We believe that Mr. Goldman’s extensive corporate governance and strategic planning expertise and his experience on multiple boards provide him with the qualifications and skills to serve on our Board.
There are no family relationships between or among any of our directors or nominees. There is no arrangement or understanding between any of our directors or nominees and any other person or persons pursuant to which he or she is to be selected as a director or nominee.
There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company’s knowledge, based solely on a review of the copies of such filings on file with the SEC and written representations from the Company’s directors and executive officers, we believe that during 2022, all transactions were reported on a timely basis except for:
•one Form 4 by Todd DuChene reporting two transactions on June 13, 2022, which was filed on June 16, 2022,
•one Form 4 by Darin Feinstein reporting one transaction on May 27, 2022, which was filed on June 1, 2022,
•one Form 4 by Denise Sterling reporting two transactions on June 13, 2022, which was filed on June 16, 2022,
•one Form 4 by Brian Neville reporting two transactions on June 13, 2022, which was filed on June 16, 2022,
•one Form 4 by Michael Levitt reporting two transactions on June 13, 2022, which was filed on July 7, 2022,
•one Form 4 by Jarvis Hollingsworth reporting one transaction on June 13, 2022, which was filed on September 6, 2022,
•one Form 4 by Kneeland Youngblood reporting one transaction on June 13, 2022, which was filed on September 6, 2022, and
•one Form 4 by Stacie Olivares reporting one transaction on June 13, 2022, which was filed on September 6, 2022.
Board Diversity
The Board Diversity Matrix below provides the diversity statistics for our Board.

Board Diversity Matrix (As of March 24, 2023)
Total Number of Directors
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		6
Part II: Demographic Background
African American or Black		2
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White
Two or More Races or Ethnicities		4
LGBTQ+
Did Not Disclose Demographic Background
Board Leadership Structure
Our Board is led by Mr. Levitt, who also serves as our Chief Executive Officer. Mr. Feinstein is Co-Chair and EVP, Corporate Strategy. We believe that combining the positions of Chief Executive Officer and Chair of the Board will help to ensure that the Board and management will act with a common purpose and provide a single, clear chain of command to execute our strategic initiatives and business plans. In addition, we believe that a combined Chief Executive Officer/Chair is better positioned to act as a bridge between management and the Board, facilitating the regular flow of information.
Our Board has appointed Mr. Hollingsworth as lead independent director in order to help reinforce the independence of the Board as a whole. The position of lead independent director has been structured to serve as an effective balance to Mr. Levitt’s leadership as the combined Chief Executive Officer and Chair. The lead independent director is empowered to, among other duties and responsibilities, work with the Chief Executive Officer to develop and approve an appropriate board meeting schedule; work with the Chief Executive Officer to develop and approve meeting agendas; provide the Chief Executive Officer feedback on the quality, quantity and timeliness of the information provided to the Board; develop the agenda and moderate executive sessions of the independent members of the Board; preside over board meetings when the Chief Executive Officer is not present or when such person’s performance or compensation is discussed; act as principal liaison between the independent members of the Board and the Chief Executive Officer; convene meetings of the independent directors as appropriate; and perform such other duties as may be established or delegated by the Board. As a result, we believe that the lead independent director can help ensure the effective independent functioning of the Board in its oversight responsibilities. In addition, we believe that the lead independent director serves as a conduit between the other independent directors and the Chair, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors.
Role of the Board in Risk Oversight
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements.
Board Committees
Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee approved the formation of a Special Committee in November 2022. Each of these committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to fulfill its responsibilities. Copies of the standing committee charters are available on the investor relations page of our website, https://investors.corescientific.com, by clicking on the “Governance” tab. The information on our website is not part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made with the SEC.
Audit Committee
The Audit Committee is currently composed of three members: Mr. Youngblood, Mr. Hollingsworth and Mr. Goldman. Our Board has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the applicable listing standards of the Nasdaq Stock Market (“Nasdaq”). Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. Additionally, our Board has determined that each of Mr. Hollingsworth, Mr. Goldman and Mr. Youngblood are qualified as audit committee financial experts within the meaning of SEC regulations and meet the financial sophistication requirements of the applicable Nasdaq listing rules. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment and has determined that each audit committee member qualifies as a financial expert as defined in Item 407(d) of Regulation S-K. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:
•helping the Board oversee corporate accounting and financial reporting processes;
•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the interim and    year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing related person transactions;

•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.
Compensation Committee
The Compensation Committee is currently composed of two directors: Mr. Youngblood (Chair) and Mr. Minnis. Our Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a compensation committee.
The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
•reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
•administering the equity incentive plans and other benefit programs;
•reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
•reviewing and establishing general policies relating to compensation and benefits of the employees.
Compensation Committee Processes and Procedure
Typically, the compensation committee meets quarterly and with greater frequency if necessary. The compensation committee also acts periodically by unanimous written consent in lieu of a formal meeting. The agenda for each meeting is usually developed by the chair of the compensation committee, in consultation with our Chief Executive Officer and Chief Legal Officer. The Compensation Committee meets regularly in executive session. However, from time to time, the Compensation Committee may invite various members of management and other employees as well as outside advisors or consultants to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company.
In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is currently composed of three directors: Mr. Hollingsworth (Chair), Mr. Minnis and Mr. Youngblood. All members of the Nominating and Corporate Governance Committee are independent.
The Nominating and Corporate Governance Committee of the Board is responsible for identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board, considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board, developing and making recommendations to the Board regarding corporate governance guidelines and matters, including in relation to corporate social responsibility and overseeing periodic evaluations of the performance of the Board, including its individual directors and committees.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including a reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience and the ability to exercise sound judgements in matters that relate to the current and long-term objectives of the Company and a willingness and ability to contribute positively to the decision-making process of the Company; a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees; the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders; and the ability to serve for at least three years before reaching the age of 75. The Nominating and Corporate Governance Committee also believes that candidates for director should not have, nor appear to have, a conflict of interest that would impair the candidate’s ability to represent the interests of all the Company’s stockholders and to fulfill the responsibilities of a director. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders, and the Nominating and Corporate Governance Committee has direct input from the Chairman of the Board and the Chief Executive Officer.
Our Nominating and Corporate Governance Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees but believes that our Board, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. In this regard, the Nominating and Corporate Governance Committee will consider issues of diversity among its members in identifying and considering nominees for director and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our Board and its committees. The Nominating and Corporate Governance Committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.
The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent, which determination is based upon applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the board by majority vote.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not a stockholder recommended the candidate. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Core Scientific, Inc., 2407 S. Congress Ave, Ste. E-101, Austin, Texas 78704 at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our common stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Special Committee
The Special Committee is currently composed of three directors: Mr. Kneeland, Mr. Goldman and Mr. Youngblood. All members of our Special Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards). The Special Committee was formed to evaluate and consider potential restructuring transactions and other strategic alternatives in connection with its outstanding indebtedness and contractual and other liabilities, including restructuring, reorganization and other strategic alternatives. Each of the members of the Special Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. In making this determination, our Board has considered their requite qualifications, skills, and independence to exercise independent judgement in the evaluation of strategic alternatives and various restructuring activities.
Stockholder Communications with the Board of Directors
Stockholders of the Company wishing to communicate with the Board or an individual director may send a written communication to the Board or such director c/o Core Scientific, Inc., 2407 S. Congress Ave, Ste. E-101, Austin, Texas 78704, Attn: Secretary. The Secretary will review each communication. The Secretary will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication or inform the proper authorities, as may be appropriate.
Code of Business Conduct and Ethics
We have adopted a code of conduct (the “Code of Conduct”) applicable to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available under the Governance section of our website at https://investors.corescientific.com. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Hedging Policy
Our Board has adopted an insider trading policy, which prohibits our employees, directors and certain consultants from engaging in hedging or monetization transactions with respect to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds. In addition, our insider trading policy prohibits trading in derivative securities related to our securities, which include publicly traded call and put options, engaging in short selling of our common stock, purchasing our common stock on margin or holding it in a margin account and pledging our shares as collateral for a loan.
Item 11. Executive Compensation
Our named executive officers for the fiscal year ended December 31, 2022 are:
•Michael Levitt, Chief Executive Officer;
•Todd M. DuChene, President and Chief Legal Officer;
•Denise Sterling, Executive Vice President and Chief Financial Officer; and
•Michael Trzupek, former Executive Vice President and Chief Financial Officer.

Summary Compensation Table
The following table provides information regarding total compensation awarded to, earned by, and paid to our named executive officers for services rendered to the Company in all capacities for the fiscal years ended December 31, 2021 and 2022.

Name and Principal Position	Year	Salary($)(1)		Stock Awards($)(2)	All Other Compensation ($)		Total($)
Michael Levitt(3) Chief Executive Officer	2021	30,824	(4)	160,664,903	—		160,695,727
	2022	60,165		5,746,149	—		5,806,314
Todd M. DuChene(5) President and Chief Legal Officer	2021	300,824		12,292,500	498,691	(8)	13,092,015
	2022	300,824		3,851,883	375,000	(9)	4,527,707
Denise Sterling(6) EVP and Chief Financial Officer	2021	194,505		—	100,000	(10)	294,505
	2022	300,824		242,422	50,000	(9)	593,246
Michael Trzupek(7)	2021	300,824		9,210,000	—		9,510,824
Former EVP and Chief Financial Officer	2022	105,495		2,424,000	75,000	(11)	2,529,570

(1) Salary amounts represent actual amounts earned and paid during the fiscal year.
(2) Amounts reported represent the aggregate grant date fair value of RSUs granted to the named executive officer during the fiscal year. The aggregate grant date fair value for 2021 is based upon an estimate of the per share price of Legacy Core common stock at the grant date and for 2022, is based on the closing trading price of Core Scientific common stock on Nasdaq on the date of grant. In accordance with the Financial Accounting Standard Board Accounting Standards Codification, Topic 718, or ASC Topic 718, recognition of compensation cost was deferred until consummation of the Business Combination. Assumptions used in the calculation of these amounts are included in the notes to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K. Values shown do not reflect the actual economic value realized or realizable by the named executive officers.
(3) Mr. Levitt was appointed as Legacy Core’s Chief Executive Officer in July 2021.
(4) The salary reported for Mr. Levitt represents a pro-rata portion of his salary in 2021. His annualized base salary for 2021 and 2022 was $60,000.
(5) Mr. DuChene was appointed President and Chief Legal Officer effective November 14, 2022. Prior to that time he served as Executive Vice President and General Counsel.
(6) Ms. Sterling assumed the role of Chief Financial Officer on April 5, 2022. Ms. Sterling was hired as Senior Vice President Corporate Finance in May 2021 but she was not a named executive officer in 2021. The salary reported for Ms. Sterling for 2021 represents a pro-rata portion of her salary.
(7) Mr. Trzupek resigned from his position effective April 4, 2022.
(8) Amount shown represents $498,691 relocation expenses reimbursed by Legacy Core to Mr. DuChene.
(9) Amounts shown represent payments under the Key Employee Retention Program.
(10) Amount represents hiring bonus.
(11) Includes Mr. Trzupek’s severance payment of $75,000, as described further below under “Potential Payments Upon Termination or Change in Control.”

Narrative Disclosure to Summary Compensation Table
Annual Base Salary
The compensation of Legacy Core’s named executive officers is generally determined and approved by the compensation committee of its board of directors. The base salaries of each of the named executive officers for the fiscal years ended December 31, 2021 and 2022 are listed in the table below.

Name	Fiscal Year 2021 Base Salary($)	Fiscal Year 2022 Base Salary($)
Michael Levitt(1)	60,000	60,000
Todd M. DuChene	300,000	300,000
Denise Sterling(2)	300,000	300,000
Michael Trzupek(3)	300,000	300,000

(1) Mr. Levitt was appointed as Legacy Core’s Chief Executive Officer in May 2021.
(2) Ms. Sterling assumed the role of Chief Financial Officer on April 5, 2022. She was appointed Senior Vice President Corporate Finance in May 2021 but not a named executive officer in 2021.
(3) Mr. Trzupek resigned from his role as Chief Financial Officer effective April 4, 2022.
Annual Performance-Based Bonus Opportunity
Our compensation program does not generally provide for cash bonus payments to any executive officer. For the fiscal years ended December 31, 2021 and 2022, executive officers were not eligible to receive performance-based cash bonuses.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including executive officers. The Board is responsible for approving equity grants.
To preserve cash and to incentivize exceptional performance from its executive officers, we have historically used RSUs as an incentive for long-term compensation to our executive officers. Our executives generally are awarded an initial grant in the form of RSUs in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. We may grant equity awards at such times as our Board determines appropriate.
Prior to the Business Combination, all RSUs were granted pursuant to (i) the Core Scientific, Inc. (f/k/a Mineco Holdings, Inc.) 2018 Omnibus Incentive Plan (as amended, the “2018 Plan”), (ii) the Blockcap, Inc. Equity Incentive Plan and (iii) the Amended and Restated 2018 Equity Incentive Plan (collectively, the “Legacy Core Plans”). For additional information regarding the equity awards held by the named executive officers as of December 31, 2022, please see the section below titled “—Outstanding Equity Awards at Fiscal Year-End of 2022.”
On June 8, 2022, the Compensation Committee approved an amendment to the Company’s award agreement for the restricted stock units (“RSUs”) outstanding under the 2018 Plan to provide for the waiver and elimination of the requirement that the Company undergo a “change in control” or a “public offering” for full vesting of existing RSUs that have otherwise met the time vesting requirements (the “RSU Amendment”). The Board ratified the RSU Amendment on June 14, 2022. As a result of the RSU Amendment, all outstanding RSUs under the 2018 Plan that had not been forfeited prior to the date of the RSU Amendment are subject only to time-based vesting.
In connection with the Business Combination, on January 19, 2022, Company stockholders approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) which provides for the grant of incentive stock options (“ISOs”, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Core’s affiliates. The maximum number of Company common stock that may be issued under the 2021 Plan will not exceed 45,000,000 shares of Company common stock. In addition the number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, beginning on

January 1, 2022 and continuing through and including January 1, 2031, in an amount equal to (i) 4% of the total number of shares of Company common stock outstanding on December 31 of the preceding year, or (ii)a lessor number of shares of Company common stock determined by the Company’s Board prior to the date of increase. The maximum number of shares of Company common stock that may be issued upon the exercise of ISOs under the 2021 Plan is 45,000,000 shares. See Core Scientific, Inc. 2021 Equity Incentive Plan included as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated January 19, 2022 and filed with the SEC on January 24, 2022. Following the closing of the Business Combination, we no longer grant equity incentive awards under the Legacy Core Plans.
Employment Agreements with Named Executive Officers
Michael Levitt. In October 2021, Legacy Core entered into an amended and restated employment agreement with Mr. Levitt, pursuant to which Mr. Levitt serves as our Chief Executive Officer. Mr. Levitt’s agreement provides for a base salary of $60,000 and an initial award of RSUs convertible into 8,400,000 shares of common stock, which was granted to Mr. Levitt in July 2021. In addition, pursuant to the terms of his agreement, on January 19, 2022, Mr. Levitt was granted an award of 5,000,000 stock options having an exercise price of $16.24 per share and exercisable 25% on each of the first four anniversaries of the vesting commencement date in connection with the Business Combination. See the Outstanding Equity Awards table below for a description of the vesting terms of the RSUs. Mr. Levitt also has the opportunity to earn an additional annual grant of up to 1,600,000 RSUs subject to achievement of certain performance metrics established by the Board. If, for certain period during the term of his agreement, the positive total shareholder return (“TSR”) of Core exceeds the TSR for the S&P 500 Index during the same period (“TSR Over Performance”), the Mr. Levitt is entitled to a bonus equal to the product of .0375 multiplied by the amount of the increase in Core equity value attributable to TSR Over Performance. The bonus amount is payable at the option and discretion of Core in cash, bitcoin or shares of common stock having a fair market value on the date of issue equal to the amount of the bonus. The term of Mr. Levitt’s agreement continues until May 17, 2025, following which the agreement automatically renews for one additional year on each anniversary thereafter, unless, not less than ninety (90) days prior to the commencement of any such renewal term, either party has given written notice to the other that it does not wish to extend the agreement (a “Non-Renewal”).
Todd M. DuChene. In December 2018, Legacy Core entered into a letter agreement with Mr. DuChene, effective upon his first day of employment on April 1, 2019. Mr. DuChene’s agreement provides for a base salary of $300,000 and an initial award of RSUs convertible into 1,000,000 shares of common stock. See the Outstanding Equity Awards table below for a description of the vesting terms of the RSUs.
Denise Sterling. In May 2021, Legacy Core entered into a letter agreement with Ms Sterling. Ms. Sterling’s agreement provided for a base salary of $300,000, a sign on bonus of $100,000 and an initial award of RSUs convertible into 300,000 shares of common stock (480,037 post Business Combination). See the Outstanding Equity Awards table below for a description of the vesting terms of the RSUs.
Michael Trzupek. In September 2020, Legacy Core entered into a letter agreement with Mr.Trzupek. Mr. Trzupek’s agreement provided for a base salary of $300,000 and an initial award of RSUs convertible into 2,000,000 (3,200,251 post Business Combination) shares of common stock. His agreement also provided for payment equal to 3 months base salary if Mr. Trzupek’s employment is terminated by other than for Cause. Mr. Trzupek’s employment terminated in April 2022 and he was paid severance in the amount of $75,000 and 1,200,000 RSUs were determined to be time-vested and subject to the transaction vesting requirement under the 2018 Plan. See the Outstanding Equity Awards table below for a description of the vesting terms of the RSUs.
Key Employee Retention Plan
On December 18, 2022, the Board approved and adopted the Core Scientific Key Employee Retention Plan (the “KERP”), which provides retention awards to certain key employees, including certain of the Company’s named executive officers. Executive KERP amounts were paid upon adoption of the KERP, subject to possible clawback if the executive voluntarily terminates employment prior to vesting. The executive KERP awards will become vested upon the earlier of (a) twelve (12) months following execution of the KERP agreement and (b) the occurrence of a specified restructuring event, as defined in the KERP. If the Company terminates the executive’s employment for “cause” or the executive voluntarily terminates his or her employment with the Company without “good reason” (each as defined in the KERP) prior to the award becoming vested, the executive will forfeit the award and must repay the Company the gross (pre-tax) amount of such award.
The KERP was formulated based upon the recommendations of the independent compensation consultant of the Compensation Committee of the Board.

The following sets forth the amount awarded under the KERP for the Company’s named executive officers, other than Mr. Levitt who is not a participant in the KERP:

Named Executive Officer	Retention Award Amount	Increased Salary Amount
Todd M. DuChene President and Chief Legal Officer	$375,000	$200,000
Denise Sterling Chief Financial Officer	$50,000	$—
Other Compensation and Benefits
All of our named executive officers are eligible to participate in our employee benefit plans, including medical, dental, vision, life and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to the named executive officers.
We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we do not make matching contributions or discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”), with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.
Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by Legacy Core during the fiscal years ended December 31, 2021 and 2022. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Potential Payments upon Termination or Change in Control
Legacy Core has entered into certain agreements with Messrs. Levitt and DuChene that will require Core to provide compensation to such named executive officers in the event of a termination of employment of Core.
Pursuant to Mr. Levitt’s employment agreement, in the event Mr. Levitt’s employment is terminated by Core without cause, by Mr. Levitt for good reason, by either party after a change in control, or as a result of a non-renewal by the Company (in each case as such terms are defined in the employment agreement), Mr. Levitt is entitled to the following severance benefits, subject to his execution and non-revocation of a general release of claims: (i) base salary continuation for twelve months, (ii) bonus, if any, for the year in which the termination occurs in an amount equal to the target bonus amount approved by the Board, and (iii) if he timely elects coverage under COBRA, a cash payment equal to the full premium for actively employed executives of Core with the same level of coverage for twelve months following the date of termination. Mr. Levitt’s employment agreement contains covenants regarding non-competition with Core and non-solicitation of Core’s customers and employees, in each case for a period of one year following any termination of employment.
In addition, in the event Mr. Levitt’s employment is terminated as a result of death or “disability” (as defined in his agreement), or by Core without “cause” or for “good reason”, then all of the equity awards granted to Mr. Levitt during the term of his employment will become fully vested and exercisable as of the date of his termination.
Pursuant to the letter agreements entered into with each of Mr. DuChene and Ms. Sterling, in the event either of Mr DuChene’s or Ms. Sterling’s employment is terminated without “cause” (as defined in each officer’s letter agreement), then subject to such officer’s execution and non-revocation of a general release of claims, such officer is entitled to three months of base salary.

Separation Agreement with Former Chief Financial Officer
On April 4, 2022, Mr. Trzupek notified the Board of the Company of his decision to resign from his position, effective immediately.
On April 19, 2022, the Company and Mr. Trzupek reached an agreement regarding Mr. Trzupek’s separation from the Company (the “Separation Agreement”), effective May 6, 2022 (the “Separation Date”).
Pursuant to the Separation Agreement, in exchange for certain releases of claims, Mr. Trzupek’s agreement to transition his responsibilities and duties to other Company personnel, and certain additional covenants related to cooperation and competitive activity, the Company provided cash severance benefits to Mr. Trzupek of $75,000, representing three months of base salary, paid in a single lump sum less any required taxes and other withholding amounts. He was also entitled to any accrued but unpaid compensation for the period prior to the Separation Date. In addition, Mr. Trzupek was deemed to have time vested in 1,200,000 of his outstanding restricted stock units, as detailed in the award agreements assumed by XPDI.
Outstanding Equity Awards at Fiscal Year-End of 2022
The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2022.

	Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock that Have Not Vested or Not Exercisable (#)		Market Value of Shares or Units of Stock that Have Not Vested($)(2)
Michael Levitt	July 2, 2021	July 2, 2021	10,080,963	(3)	806,477
	January 19, 2022	June 10, 2022	4,880,466	(3)	390,437
	January 19, 2022	June 10, 2022	8,000,764	(4)	—
	August 15, 2022	August 16, 2022	2,800,000	(3)	224,000
Todd M. DuChene	March 6, 2019	March 6, 2019	133,330	(5)	10,666
	June 12, 2020	June 12, 2020	200,018	(3)	16,001
	February 2, 2021	January 1, 2021	300,028	(3)	24,002
	July 9, 2021	June 24, 2021	600,057	(3)	48,005
	August 15, 2022	August 16, 2022	1,200,000	(3)	96,000
Denise Sterling	July 9, 2021	May 10, 2021	360,034	(3)	28,803
	January 18, 2022	January 18, 2022	80,007	(3)	6,401
	August 15, 2022	August 16, 2022	1,000,000	(3)	80,000
Darin Feinstein	January 19, 2022	June 10, 2022	8,000,764	(4)	—
Michael Trzupek	October 1, 2020	September 21, 2020	—		—
	July 9, 2021	June 9, 2021	—		—
(1) Stock awards listed in this table and granted on or prior to January 19, 2022, the date on which the Business Combination was consummated represent RSUs and stock options (as indicated) granted pursuant to the 2018 Plan. Stock Awards granted after January 19, 2022, represent RSUs and other awards granted pursuant to the 2021 Plan.
(2) Based on the closing price per share of Core common stock of $0.075 as of December 30, 2022, as reported on the OTCBB.
(3) One fourth of these RSUs vest on each of the first four anniversaries of the vesting commencement date, provided that the recipient remains in continuous service with us through each vesting date.
(4)    Represents the unvested stock options from a grant of 8,000,573 granted on January 19, 2022. The original grant on January 19, 2022 was for 5,000,000 stock options having an exercise price of $16.24 per share exercisable 25% on each of the first four anniversaries of the vesting commencement date in connection with the Business Combination. As a result of the Business Combination, each stock option was converted into an option to purchase shares New Core Common Stock based on an exchange ratio of 1.6001528688, increasing this grant to 8,000,764 stock options at a price of $10.15 with the same vesting schedule.
(5) One fourth of these RSUs vest on the one-year anniversary of the vesting commencement date and 1/36 of the remaining RSUs vest monthly thereafter, provided that the recipient remains in continuous service with us through each vesting date.
2022 Compensation of Non-Employee Directors
The following table provides information regarding compensation earned by non-employee directors who served during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total($)
Kneeland Youngblood	190,000	—	190,000
Jarvis Hollingsworth	230,000	559,796	789,796
Matt Minnis	—	—	—
Neal P. Goldman(2)	70,000	—	70,000
Stacie Olivares(3)	191,855	—	191,855
(1) The amount reported represents the aggregate grant date fair value of the RSUs granted during the fiscal year ended December 31, 2022 under the 2021 Plan, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in the notes to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that may be realized by the non-employee director. As of December 31, 2022, Mr. Youngblood holds 400,038 RSUs. Mr. Youngblood’s RSUs vest 25% per year in each of January 2023, 2024, 2025 and 2026. Mr. Hollingsworth holds 811,917 restricted stock awards (“RSAs”) and 400,038 RSUs (collectively “RSUs”). 302,989 of Mr. Hollingsworth RSUs are currently vested. The remaining RSUs vest 25% per year in each of January 2022, 2023, 2024 and 2025. Messrs. Minnis and Goldman do not currently hold any RSUs.
(2) Mr. Goldman was appointed to the board of directors of Core in October 2022.
(3) Ms. Olivares resigned from the Board effective November 21, 2022.
Currently, each non-employee director is eligible to receive annual cash retainers for their service on our Board and committees as follows. An eligible director may make a timely election to receive all or a portion of his or her annual cash retainer in the form of shares of common stock. In addition, we reimburse reasonable expenses incurred by our non-employee directors in connection with attendance at Board or committee meetings.
1.    Annual Board Service Retainer:
    a. All Eligible Directors: $300,000
    b. Lead Director: $5,000
2.    Annual Committee Chair Service Retainer:
    a. Chair of the Audit Committee: $20,000
    b. Chair of the Compensation Committee: $20,000
    c. Chair of the Corporate Governance and Nominating Committee: $20,000
d. Chair of the Special Committee: $25,000
3.    Annual Committee Member Service Retainer (not applicable to Committee Chairs):
    a. Member of the Audit Committee: $10,000
    b. Member of the Compensation Committee: $10,000
    c. Member of the Nominating and Corporate Governance Committee: $10,000

d. Chair of the Special Committee: $15,000
During 2022, each non-employee director who was first elected or appointed to the Board following the Business Combination (other than Mr. Goldman and Mr. Minnis), on the date of such director’s initial election or appointment to the Board (or, if such date is not a market trading day, the first market trading day thereafter), the director was automatically, and without further action by the Board or the Compensation Committee of the Board, granted RSUs with respect to shares of common stock with an aggregate Fair Market Value (as defined in the Incentive Plan) as of the grant date equal to $500,000 (the “Initial RSU Grant”). The Initial RSU Grant will vest over a four-year period, with one-fourth of the Initial RSU Grant vesting on each anniversary of the grant date, such that the Initial RSU Grant is fully vested on the fourth anniversary of the date of grant, subject to the director’s Continuous Service (a defined in the Incentive Plan) through each such vesting date.
Non-Employee Director Compensation Limit
The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid to such non-employee director, will not exceed (1) $750,000 in total value or (2) if such non-employee director is first appointed or elected to Core’s Board during such calendar year, $1,000,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes and excluding distributions from a deferred compensation program.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Youngblood (Chair) and Mr. Minnis. During 2022, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 22, 2023 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Applicable percentages are based on 373,799,959 shares outstanding on March 22, 2023, adjusted as required by rules promulgated by the SEC. Unless otherwise noted below, the address of each stockholder below is c/o Core Scientific, Inc., 2407 S. Congress Ave, Ste. E-101, Austin, Texas 78704.

	Beneficial Ownership of Common Stock(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Michael Levitt	24,577,584	(2)	6.6%
Darin Feinstein	36,596,005	(3)	9.8%
Michael Trzupek	1,200,000	(4)	*
Denise Sterling	140,013	(5)	*
Todd M. DuChene	1,466,610	(6)	*
Brian Neville	120,012	(7)	*
Jarvis Hollingsworth	302,989	(8)	*
Matt Minnis	29,111,679	(9)	7.8%
Kneeland Youngblood	100,010	(10)	*
Neal P. Goldman	—	(11)	*
All current directors and executive officers as a group (8 individuals)	93,614,902		25.0%

* Less the 1%
(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 373,799,959 shares outstanding on March 22, 2023, adjusted as required by rules promulgated by the SEC.
(2) Consists of (i) 210,853 shares of Core common stock held of record by Mr. Levitt, (ii) options to purchase 2,000,191 shares of common stock at a price of $10.15 per share which are currently exercisable, (iii) 294,110 shares of Core common stock held of record by HKM Investment LLC (“HKM”), (iv) an aggregate of 2,496,146 shares of Core common stock held of record by The MJL 2012 Younger Children Trust, modified as of March 21, 2021, and The MJL 2012 Older Children Trust, modified as of March 21, 2021, (v) 3,835,366 shares of common stock held of record by The CS 1219 Trust, dated April 13, 2017, (vi) 11,236,009 shares of Core common stock held of record by The MJL Revocable Trust, modified as of June 18, 2021, (vii) 800,212 shares of Core common stock held of record by The NBL Revocable Trust, modified as of June 18, 2021 and (viii) 3,704,697 shares of Core common stock held of record by MJL Blockchain LLC (“MJL Blockchain”). Mr. Levitt is the managing member of each of HKM and MJL Blockchain and a trustee of each of (i) The MJL 2012 Younger Children Trust, modified as of March 21, 2021, (ii) The MJL 2012 Older Children Trust, modified as of March 21, 2021, (iii) The CS 1219 Trust, dated April 13, 2017, (iv) The MJL Revocable Trust, modified as of June 18, 2021, and (v) The NBL Revocable Trust, modified as of June 18, 2021.
(3) Consists of (i) 30,483,592 shares of Core common stock held of record by Mr. Feinstein, (ii) 974,301 shares of Core common stock held of record by Texas Blockchain 888 LLC (“Texas Blockchain”) (iii) 319,894 shares of Core common stock held of record by Red Moon 88, LLC (“Red Moon”) and (iv) 4,818,218 shares of Core common stock issuable upon exercise of options within 60 days of March 22, 2023, held by Mr. Feinstein. Mr. Feinstein has pledged 20,000,000 shares to certain lenders in connection with a financing arrangement. Mr. Feinstein is the managing member of each of Texas Blockchain and Red Moon. The principal business address of each of Texas Blockchain and Red Moon is 3753 Howard Hughes Pkwy, Suite 200, Las Vegas, NV 89169.
(4) Represents RSUs deemed time vested at the time of his resignation and net settled in June 2022 when the transaction vesting requirement was waived. Mr. Trzupek resigned from the Company on April 4, 2022.
(5) Represents 120,011 shares of Core common stock owned by Ms. Sterling and 20,002 shares of common stock issuable with respect to vested RSUs not yet distributed. Ms. Sterling was appointed as Chief Financial Officer on April 4, 2022 and Principal Accounting Officer on October 20, 2022.
(6) Represents 1,266,607 shares of Core common stock owned by Mr. DuChene, 166,684 shares of common stock issuable with respect to vested RSUs not yet distributed, and 33,319 shares of common stock issuable with respect to RSUs that vest within the next 60 days.
(7) Represents RSUs deemed time vested at the time of his resignation. Mr. Neville resigned from the Company on October 20, 2022.
(8) Represents 302,989 shares of Core common stock owned by Ms. Hollingsworth.
(9) Consists of (i) 29,111,649 shares of Core common stock held of record by MPM Life, LLC (“MPM”). Mr. Minnis is the managing member of MPM and is deemed to be the beneficial owner of the securities held by MPM.
(10) Represents 100,010 shares of Core common stock owned by Ms. Kneeland.
(11) Mr. Goldman was appointed to the board of directors of Core in October 2022.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of Core equity compensation plans in effect as of December 31, 2022. Information is included for equity compensation plans approved by Core’s shareholders. Core does not have any equity compensation plans not approved by its shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	95,911,574	(1)	$6.19	(2)	51,538,000	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	95,911,574		$6.19		51,538,000
(1) Includes shares of Company common stock issuable pursuant to outstanding awards under the 2018 Plan and the 2021 Plan. No rights or awards have been issued under the Core Scientific, Inc. Employee Stock Purchase Plan (“2021 ESPP”).
(2) The weighted average exercise price is calculated based solely on outstanding stock options and does not take into account shares of common stock underlying restricted stock units, which have no exercise price.
(3) Includes the 2021 Plan and the 2021 ESPP. Stock options or other share awards granted under the Legacy Core Plans that are forfeited, terminated, expired or repurchased do not become available for issuance under the 2021 Plan. In accordance with the terms of the 2021 Plan and the 2021 ESPP, the total number of our shares of common stock reserved for issuance thereunder will automatically increase on January 1st of each year in an amount equal to 4.0% and 1.0%, respectively, of the total number of shares of capital stock outstanding on December 31st of the preceding year. The number of shares of common stock available for issuance under the 2021 Plan and the 2021 ESPP is expected to be increased on January 1, 2023, pursuant to these provisions.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Warrants
In March 2020, in connection with certain bridge financings, Legacy Core issued warrants to Mr. Levitt, exercisable for 2,000,000 shares of common stock at any time for two years following the issuance. The exercise price of the common stock issuable under such warrants is $1.34 per share. These warrants expired on March 20, 2023.
Related Party Commercial Relationships
Executive Officers and Directors
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the years ended December 31, 2022 and 2021, the Company incurred reimbursements of $1.8 million and $1.3 million, respectively. As of December 31, 2022, $0.2 million was payable. A nominal amount was payable at December 31, 2021.
In July 2019, Legacy Core entered into an ongoing commercial relationship with one of its customers, Gilley Enterprises, LLC (“Gilley”), where Gilley purchases hosting services from Legacy Core on an ongoing basis. Jeff Pratt, Core’s Senior Vice President of Operations and Finance is a shareholder in Gilley. James Cleveland, Legacy Core’s Chief Power Officer is a shareholder in Gilley. Pursuant to the arrangement, Legacy Core is paid on average approximately $41,300 per month in hosting fees. These arrangements were terminated as to Pratt and Cleveland in November 2022. Gilley was terminated in March 2023.
In October 2019, Legacy Core entered into an ongoing commercial relationship with one of its customers, UnionJack LLC (“UnionJack”), where UnionJack purchases hosting services from Legacy Core on an ongoing basis. Kevin Turner, Legacy Core’s former President and Chief Executive Officer, and a former member of Legacy Core’s board of directors, is a shareholder in UnionJack. Matthew Bishop, a member of Legacy Core’s board of directors, serves as director of UnionJack.
In December 2020, Legacy Core entered into hosting services arrangements with a then-customer, Blockcap, before Legacy Core acquired Blockcap on July 30, 2021. Pursuant to the arrangements, Blockcap purchased hosting services from Legacy Core. Darin Feinstein, an owner of greater than 5% of Legacy Core’s capital stock and the Co-Chair of Legacy Core’s board of directors, held an approximately 12% equity ownership interest in Blockcap. Kevin Turner, Legacy Core’s former President and Chief Executive Officer, and a former member of Legacy Core’s board of directors. Matthew Minnis, a member of Core’s Board and Michael Levitt, Core’s Chief Executive Officer, Co-Chair of its Board, and a member of its Board, were shareholders in Blockcap.

James Cleveland, Core’s Chief Power Officer, Jeff Pratt, Core’s Senior Vice President of Operations and Finance, Sharon Orlopp, Core’s Chief Human Resources Officer, and Russel Cann, Core’s Chief Customer Success Officer, were each holders of options to purchase Blockcap common stock. Pursuant to the arrangement, Legacy Core was paid on average approximately $2,000,000 per month in hosting fees.
In May 2021, Legacy Core entered into an ongoing commercial relationship with one of its customers, GEM Mining 2 LLC (“GEM 2”), where GEM 2 purchases hosting services from Legacy Core on an ongoing basis. Russell Cann, Core’s Chief Customer Success Officer, is the Managing Member of GEM 2. Pursuant to the arrangement, Legacy Core is paid on average approximately $76,800 per month in hosting fees.
Legacy Core/Blockcap Merger
On July 15, 2021, Legacy Core entered into an Agreement and Plan of Merger (the “Legacy Core/Blockcap merger agreement”) by and among Legacy Core, Block Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Legacy Core (“Blockcap Merger Sub”), Blockcap and Harlin Dean, solely in his capacity as the representative of the Blockcap stockholders, pursuant to which Blockcap Merger Sub merged with and into Blockcap, with Blockcap surviving the merger as a wholly owned subsidiary of Legacy Core. This merger was consummated on July 30, 2021. Upon consummation of the merger, Legacy Core stockholders owned approximately 66.67% of the company formed by combining Legacy Core with Blockcap and former Blockcap stockholders owned approximately 33.33% of such combined company.
In connection with the merger, Legacy Core issued an aggregate amount of 81,032,304 shares of Legacy Core common stock to Blockcap stockholders in accordance with the exchange ratio set forth in the Legacy Core/Blockcap merger agreement. At the effective time of the merger, (i) each share of Blockcap common stock issued and outstanding as of immediately prior to the effective time of the merger (other than any dissenters’ shares, Blockcap treasury shares and Blockcap restricted shares) was automatically cancelled and extinguished and collectively converted into the right to receive a number of shares of Core common stock equal to the exchange ratio set forth in the Legacy Core/Blockcap merger agreement; (ii) each Blockcap restricted share was converted into a right to receive restricted shares of Core common stock on the same terms and conditions (including applicable vesting conditions) as were set forth in the applicable award agreement pursuant to which such Blockcap restricted share was granted and in effect as of immediately prior to the effective time of the merger, in a number equal to the exchange ratio set forth in the Legacy Core/Blockcap merger agreement; and (iii) each Blockcap option was assumed by Legacy Core and converted into an option to purchase shares of Legacy Core common stock on the same terms and conditions (including applicable vesting conditions) as were set forth in the applicable award agreement pursuant to which such Blockcap option was granted and in effect as of immediately prior to the effective time of the merger on terms set forth in the Legacy Core/Blockcap merger agreement.
As of the effective time of the merger, (i) Mr. Michael Levitt, Core’s Chief Executive officer, Chairman of its Board, and a member of its board of directors, indirectly owned approximately 0.07% of Blockcap on a fully-diluted basis, and as such received consideration upon the consummation of the merger; and (ii) Mr. Matthew Minnis, a member of Core’s board of directors, indirectly owned approximately 6.17% of Blockcap on a fully-diluted basis, and as such received consideration upon the consummation of the merger. Certain other officers of Core, Messrs. Cleveland, Pratt, Adams, Cann, Kulyk and Ms. Orlopp were granted options in Blockcap.
Blockcap Secured Demand Promissory Note
On June 30, 2021, Legacy Core issued a Secured Demand Promissory Note (the “Blockcap Note”), in an aggregate principal amount of $16.2 million to Blockcap for outstanding amounts owed pursuant to certain equipment invoices. The Blockcap Note accrues interest at a rate of 10% compounded annually and was due on July 14, 2021. On July 16, 2021, the Blockcap Note was amended to extend the maturity date to July 23, 2021. The Blockcap Note was secured by the purchased equipment. Darin Feinstein, an owner of greater than 5% of Core’s capital stock and the Co-Chair of Core’s Board, held an approximately 12% equity ownership interest in Blockcap. Kevin Turner, Legacy Core’s former President and Chief Executive Officer, and a former member of Legacy Core’s board of directors, is a shareholder in Blockcap. Matthew Minnis, a member of Core’s Board, is a shareholder in Blockcap. Michael Levitt, a member of Core’s Board, is a shareholder in Blockcap. James Cleveland, Core’s Chief Power Officer, is an optionholder in Blockcap. Jeff Pratt, Core’s Senior Vice President of Operations and Finance, is an optionholder in Blockcap. Sharon Orlopp, Core’s Chief Human Resources Officer, is an optionholder in Blockcap. Russel Cann, Core’s Chief Revenue Officer and Managing Director of Business Development, is an optionholder in Blockcap. Taras Kulyk, Core’s Senior Vice President of Blockchain Business Development, is an optionholder in Blockcap. As of July 30, 2021, the total principal outstanding was approximately $32.7 million and the amount of accrued interest on the Blockcap Note was approximately $260,000.

Support Agreements
In connection with the entry into the Merger Agreement, XPDI, Legacy Core and certain Legacy Core stockholders, including holders affiliated with members of the Legacy Core board of directors and beneficial owners of greater than 5% of Legacy Core’s capital stock, entered into certain support agreements, whereby such Legacy Core stockholders agreed to, among other things, vote all of their shares of Legacy Core’s capital stock in favor of the approval and adoption of the transactions contemplated by the Merger Agreement.
Amended and Restated Registration Rights Agreement
In connection with the closing of the Business Combination, Core, the Sponsor, the former independent directors of XPDI and certain of our securityholders entered into an amended and restated registration rights agreement. Pursuant to the agreement, we agreed that we will file with the SEC a registration statement registering the resale of certain securities held by or issuable to such holders, and we will use reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof. In certain circumstances, certain holders can demand up to two underwritten offerings in any 12-month period, and certain holders are entitled to piggyback registration rights.
Indemnification Agreements
Our certificate of incorporation contains provisions limiting the liability of executive officers and directors, and our bylaws provide that we will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law.
We have entered into indemnification agreements with all of our directors and executive officers. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our certificate of incorporation and our bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
Other Related Party Transactions
We have entered into employment agreements with our executive officers. For more information regarding employment agreements with our named executive officers, see the section titled “Executive Compensation—Employment Agreements with Named Executive Officers.”
We have also granted restricted stock units to our executive officers and directors. For a description of these equity awards, see the section titled “Executive Compensation.”

Related Person Transactions Policy Following the Business Combination
We have adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any officer, director, nominee to become a director, employee or a holder of more than 5% of any class of our voting securities (including the common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of the board) for review. To identify related person transactions in advance, we will rely on information supplied by our officers, directors and certain significant stockholders. In considering related person transactions, the audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risks, costs, and benefits to us;

•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
The audit committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.
Director Independence
As previously discussed, our common stock was delisted from Nasdaq and is currently traded on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. The Company continues to use the definition of director independence promulgated under the Nasdaq listing standards. As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with its counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Hollingsworth, Mr. Minnis and Mr. Youngblood. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Levitt and Mr. Feinstein are employed by us and are therefore not independent under Nasdaq listing standards.
Item 14. Principal Accountant Fees and Services.
Change in Auditor
In connection with the Business Combination, on January 21, 2022, the Audit Committee of the Company’s Board of Directors approved the dismissal of Marcum LLP (“Marcum”) as the independent registered public accounting firm of the Company, effective upon completion of Marcum’s audit of XPDI’s consolidated financial statements as of and for the year ended December 31, 2021, and the issuance of their report thereon (the “Auditor Change Effective Date”). The management communicated the Audit Committee’s decision to Marcum on January 21, 2022. At the same meeting, the Audit Committee approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm of the Company, effective upon the Auditor Change Effective Date. EY previously served as the independent registered public accounting firm of Legacy Core prior to the Business Combination.
On October 24, 2022, the Audit Committee approved the engagement of Marcum as its independent registered public accounting firm for the fiscal year ending December 31, 2022, subject to Marcum’s completion of their client acceptance procedures. At the same meeting, the Audit Committee approved the dismissal of EY as independent registered public accounting firm of the Company effective November 22, 2022, the date of the filing of our quarterly report on Form 10-Q for the quarter ending September 30, 2022. After completion of their client acceptance procedures on November, 22, 2022, Marcum was formally appointed the independent registered public accounting firm of the Company on November 23, 2023
Marcum Fees
The following table represents aggregate fees billed to Core for the fiscal year ended December 31, 2022 and billed to XPDI for the fiscal year ended December 31, 2021 by Marcum (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees(1)(2)	$1,174	$230
Audit-Related Fees(3)	—	69
Tax Fees(4)	—	—
Total Fees	$1,174	$299

(1) For the year ended December 31, 2022, audit fees consisted of fees incurred for services rendered in the annual audit of the Company’s consolidated financial statements, along with $90,000 of audit services provided to XPDI prior to the Merger.
(2) For the year ended December 31, 2021, audit fees consisted of fees incurred for services rendered to XPDI in connection with the annual audit of XPDI’s consolidated financial statements the review of its quarterly condensed consolidated financial statements. The audit fees also include fees for professional services provided in connection with XPDI’s initial public offering, incurred during the fiscal year ended December 31, 2021, including consents and review of documents filed with the SEC.
(3) Audit-related fees consist of fees related to transaction advisory services provided to XPDI in connection with the merger with Core Scientific.
(4) We did not incur any audit-related, tax or other fees with Marcum for the years ended December 31, 2022 or 2021.
All fees described above were pre-approved by the Audit Committee. There were no services that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).
EY Fees
The following table sets forth the fees billed by EY for audit and other services rendered (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$5,320	$8,770
Audit-Related Fees(2)	—	—
Tax Fees(3)	37	94
All Other Fees (4)	7	4
Total Fees	$5,364	$8,868
(1) Audit Fees consisted of fees incurred for services rendered for the annual audit and quarterly reviews of the Company’s consolidated financial statements, audits required by public company regulation, professional consultations with respect to accounting issues, registration statement filings, including our Registration Statements on Form S-1 and Form S-4 and related to the Business Combination, shares registration, stock incentive plan registration and issuance of consents and similar matters.
(2) Audit-related fees consist of fees incurred for consultation regarding financial accounting and reporting matters.
(3) Tax fees for 2021 consist of tax advice and tax planning services.
(4) All other fees consist primarily of the cost of our subscription to an accounting research tool provided by EY.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services and permissible non-audit services subject to a de minimis exception. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
Prior to the Business Combination, all of the services listed in the table above provided by Marcum were pre-approved by XPDI in accordance with its policies then in effect. Following the Business Combination, all of the services listed in the table above provided by EY were pre-approved by Core’s Audit Committee. Core’s Audit Committee has determined that the rendering of services other than audit services by EY is compatible with maintaining the principal accountant’s independence.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
1. Consolidated Financial Statements

The following consolidated financial statements of Core Scientific, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm (PCAOB 688); Marcum LLP, Los Angeles, CA	102
Report of Independent Registered Public Accounting Firm (PCAOB 42); Ernst & Young LLP	103
Consolidated Balance Sheets as of December 31, 2022 and 2021	104
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	106
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020	108
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2022, 2021 and 2020	109
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	111
Notes to Consolidated Financial Statements	113
2. Consolidated Financial Statement Schedules
All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

Exhibit	Description
2.1††
Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No, 001-40046), filed with the SEC on July 21, 2021).

2.2††
First Amendment to Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).

2.3††
Second Amendment to Agreement and Plan of Merger and Reorganization, by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on December 30, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Core Scientific, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

3.2
Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 22, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 22, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 22, 2021).

Exhibit	Description
4.4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2022).
4.5
Assignment, Assumption and Amendment Agreement, by and among Power & Digital Infrastructure Acquisition Corp., Core Scientific Holding Co., Continental Stock Transfer & Trust Company, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022).

4.6
Form of Bridge Promissory Note, by, between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

4.7
Form of Bridge Promissory Note, by, and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

4.8
Warrant Agreement between Continental Stock Transfer  & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on February 12, 2021).

4.9††
Secured Convertible Note Purchase Agreement, dated as of April 19, 2021, by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-262596), filed with the SEC on February 9, 2022).

4.10
First Amendment to Secured Convertible Note Purchase Agreement, dated as of April 22, 2021, by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-262596), filed with the SEC on February 9, 2022).

4.11
Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-262596), filed with the SEC on February 9, 2022).

4.12††
Convertible Note Purchase Agreement by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent, dated August 20, 2021 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

4.13
First Amendment to Convertible Note Purchase Agreement by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent dated September 23, 2021 (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

4.14	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).
4.15	Description of registered securities (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K (File No. 001-40046), filed with the SEC on March 30, 2022).
10.1
Sponsor Agreement, dated as of July 20, 2021, among Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2021).

10.2	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2021).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.23 the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).
10.4
Registration and Stockholder Rights Agreement between Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC, the Anchor Investors and certain directors of Power & Digital Infrastructure Acquisition Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on February 12, 2021).

Exhibit	Description
10.5
Amended and Restated Registration Rights Agreement by and among Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC, Core Scientific Holding Co., and other parties thereto, dated January 19, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).
10.7#
Core Scientific, Inc. (f/k/a MineCo Holdings, Inc.) 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.8#
First Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.9#
Second Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.10#
Third Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.11#
Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.12#
Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.13#
Nonqualified Option Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.14#	Core Scientific, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).
10.15#
Form of Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).

10.16#
Form of Stock Option Agreement underlying the Core Scientific, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).

10.17#	Core Scientific, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).
10.18#
Letter Agreement by and between Michael Trzupek and Core Scientific, Inc., dated September 14, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.19#
Letter Agreement by and between Todd DuChene and Core Scientific, Inc., dated December 15, 2018 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.20#
Amended and Restated Employment Agreement by and between Michael J. Levitt and Core Scientific Holding Co., dated October 10, 2021 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

Exhibit	Description
10.21#
Employment Agreement by and between Darin Feinstein and Core Scientific Holding Co., dated October 10, 2021 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

10.22#
Non-Employee Director Compensation Policy of Core Scientific, Inc (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

10.23#††
Separation Agreement, dated as of April 18, 2022, by and between the Company and Michael Trzupek (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

10.24#
Employment Agreement, dated as of April 7, 2022, by and between the Company and Denise Sterling (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

10.25++
Industrial Power Contract by and between Murphy Electric Power Board and BCV 77, LLC, dated December 15, 2017, as assigned and assumed on February 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.26††
Interruptible Power Product Agreement by and between Murphy Electric Power Board and Core Scientific Holding Co., dated August 30, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.27++
Investment Credit Agreement by and among Core Scientific Holding Co., Murphy Electric Power Board and the Tennessee Valley Authority, dated October 10, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.28++
Master Services Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated June 25, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.29††++
Electric Service Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated June 10, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.30††++
Amended and Restated Electric Service Agreement by and between American Property Acquisitions VII, LLC and The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia, dated October 11, 2018 (Industrial South Premises) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.31††++
Amended and Restated Electric Service Agreement by and between American Property Acquisitions VII, LLC and The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia, dated October 11, 2018 (Boring Drive Property) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.32
Firm Power Contract by and between Core Scientific Holding Co. and the Tennessee Valley Authority, dated March 12, 2019, as amended on April 30, 2020 and February 25, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.33
Interruptible Power Product Agreement by and between Core Scientific Holding Co. and the Tennessee Valley Authority, dated April 28, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.34
Form of Sales and Purchase Agreement by and between Core Scientific and Bitmain Technologies Limited and affiliates (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.35††++
Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended June 30, 2022 filed with the SEC on August 22, 2022).

Exhibit	Description
10.36††++
Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended June 30, 2022 filed with the SEC on August 22, 2022).

10.37++
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on August 4, 2022).

10.38++
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on August 4, 2022).

10.39
Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022, by and among the Company, Wilmington Savings Fund Society, FSB as the administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on December 22, 2022).

10.40
Restructuring Support Agreement, dated as of December 22, 2022, by and among the Company and the Ad Hoc Noteholder Group (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on December 22, 2022).

10.41
Common Stock Purchase Agreement, dated as of July 20, 2022, by and between Core Scientific, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2022).

10.42
Registration Rights Agreement, dated as of July 20, 2022, by and between Core Scientific, Inc. and B. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2022).

16.1
Letter regarding Change in Certifying Accountant, dated as of October 28, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-40046) filed with the SEC on October 28, 2022.

16.2
Letter regarding Change in Certifying Accountant, dated as of November 23, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-40046) filed with the SEC on November 23, 2022.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022).
23.1*	Consent of Marcum LLP
23.2*	Consent of Ernst & Young, LLP
31.1*	Certificate of the Chief Executive Officer of Core Scientific, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer of Core Scientific, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer of Core Scientific, Inc. furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer of Core Scientific, Inc. furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________
*    Filed herewith.
#    Indicates management contract or compensatory plan.
††    Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
++    Portions of this Exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core Scientific, Inc.

By:	/s/ Michael Levitt
Name:	Michael Levitt
Title:	Chief Executive Officer
Date:	April 3, 2023

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Michael Levitt	Chief Executive Officer and Director (Co-Chairman) (Principal Executive Officer)	April 3, 2023
Michael Levitt

/s/ Denise Sterling	Chief Financial Officer (Principal Accounting and Financial Officer)	April 3, 2023
Denise Sterling

/s/ Darin Feinstein	Executive Vice President, Corporate Strategy and Director (Co-Chairman)	April 3, 2023
Darin Feinstein

/s/ Neal P. Goldman	Director	April 3, 2023
Neal P. Goldman

/s/ Jarvis Hollingsworth	Director	April 3, 2023
Jarvis Hollingsworth

/s/ Matt Minnis	Director	April 3, 2023
Matt Minnis

/s/ Kneeland Youngblood	Director	April 3, 2023
Kneeland Youngblood