Form 10-Q
period 2023-03-31
Core Scientific, Inc./tx
filed 2023-05-15
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 5, 2023, 376,566,674 shares of Common Stock, par value $0.0001, were outstanding.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$47,487	$15,884
Restricted cash	21,805	36,356
Accounts receivable, net of allowance of $8,724 and $8,724, respectively	173	234
Accounts receivable from related parties	2	23
Digital assets	—	724
Prepaid expenses and other current assets	30,728	31,881
Total Current Assets	100,195	85,102
Property, plant and equipment, net	628,037	691,134
Operating lease right-of-use assets	20,235	20,430
Intangible assets, net	2,165	1,704
Other noncurrent assets	9,387	9,316
Total Assets	$760,019	$807,686
Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$50,352	$53,641
Accrued expenses and other current liabilities	58,596	17,952
Deferred revenue	68,338	77,689
Deferred revenue from related parties	1,218	496
Operating lease liabilities, current portion	597	769
Notes payable, current portion	35,645	36,242
Total Current Liabilities	214,746	186,789
Operating lease liabilities, net of current portion	1,055	720
Other noncurrent liabilities	2,211	2,210
Total liabilities not subject to compromise	218,012	189,719
Liabilities subject to compromise	950,765	1,027,313
Total Liabilities	1,168,777	1,217,032
Contingently redeemable preferred stock; $0.0001 par value; 2,000,000 shares authorized; — and — shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively; $— and $— total liquidation preference at March 31, 2023 and December 31, 2022, respectively	—	—
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both March 31, 2023 and December 31, 2022; 377,841 and 375,225 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	1,776,641	1,764,368
Accumulated deficit	(2,185,435)	(2,173,750)
Total Stockholders’ Deficit	(408,758)	(409,346)
Total Liabilities, Contingently Redeemable Preferred Stock and Stockholders’ Deficit	$760,019	$807,686
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Hosting revenue from customers	$18,909	$27,338
Hosting revenue from related parties	3,720	5,876
Equipment sales to customers	—	416
Equipment sales to related parties	—	25,889
Digital asset mining revenue	98,026	133,000
Total revenue	120,655	192,519
Cost of revenue:
Cost of hosting services	18,826	31,231
Cost of equipment sales	—	22,535
Cost of digital asset mining	81,345	68,750
Total cost of revenue	100,171	122,516
Gross profit	20,484	70,003
Gain from sales of digital assets	1,064	2,163
Impairment of digital assets	(1,056)	(53,985)
Operating expenses:
Research and development	1,415	3,340
Sales and marketing	1,008	1,398
General and administrative	21,764	40,160
Total operating expenses	24,187	44,898
Operating loss	(3,695)	(26,717)
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—
Interest expense, net	157	21,676
Fair value adjustment on convertible notes	—	386,037
Fair value adjustment on derivative warrant liabilities	—	(10,275)
Reorganization items, net	31,559	—
Other non-operating (income), net	(3,069)	(357)
Total non-operating expenses, net	7,886	397,081
Loss before income taxes	(11,581)	(423,798)
Income tax expense	104	42,406
Net loss	$(11,685)	$(466,204)
Net loss per share (Note 11):
Basic	$(0.03)	$(1.52)
Diluted	$(0.03)	$(1.52)
Weighted average shares outstanding:
Basic	375,419	307,475
Diluted	375,419	307,475
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(11,685)	$(466,204)
Other comprehensive income, net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— and $—, respectively	—	27,164
Total other comprehensive income, net of income taxes	—	27,164
Comprehensive loss	$(11,685)	$(439,040)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit
For the Three Months Ended March 31, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(11,685)	(11,685)
Stock-based compensation	—	—	12,273	—	12,273
Restricted stock awards issued, net of shares withheld for tax withholding obligations	2,616	—	—	—	—
Balance at March 31, 2023	377,841	$36	$1,776,641	$(2,185,435)	$(408,758)

See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2022
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(466,204)	—	(466,204)
Other comprehensive income, net of $— income taxes	—	—	—	—	—	—	27,164	27,164
Stock-based compensation	—	—	—	—	20,573	—	—	20,573
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	6,803	1	(1)	—	—	—
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at March 31, 2022	—	$—	324,564	$32	$1,604,116	$(493,636)	$16,198	$1,126,710
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(11,685)	$(466,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,094	42,139
Amortization of operating lease right-of-use assets	195	53
Stock-based compensation	12,273	25,797
Digital asset mining revenue	(98,026)	(133,000)
Deferred income taxes	—	33,974
Gain on debt extinguishment	(20,761)	—
Fair value adjustment on derivative warrant liabilities	—	(10,275)
Fair value adjustment on convertible notes	—	393,888
Amortization of debt discount and debt issuance costs	—	1,027
Impairment of digital assets	1,056	53,985
Changes in working capital components:
Accounts receivable, net	61	1,214
Accounts receivable from related parties	21	(42)
Digital assets	97,694	(3,010)
Deposits for equipment for sales to customers	—	62,302
Prepaid expenses and other current assets	1,152	(23,647)
Accounts payable	16,408	(9,022)
Accrued expenses and other	10,391	11,741
Deferred revenue	(8,629)	39,798
Deferred revenue from related parties	—	(22,473)
Other noncurrent assets and liabilities, net	(302)	(1,860)
Net cash provided by (used in) operating activities	19,942	(3,615)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(1,539)	(133,223)
Deposits for self-mining equipment	—	(135,873)
Other	(330)	—
Net cash used in investing activities	(1,869)	(269,096)
Cash flows from Financing Activities:
Proceeds from issuance of common stock upon Merger with XPDI, net of transaction costs	—	195,010
Proceeds from debt, net of issuance costs	—	82,152
Principal repayments of finance leases	(1,021)	(10,256)
Principal payments on debt	—	(15,441)
Net cash (used in) provided by financing activities	(1,021)	251,465
Net increase (decrease) in cash, cash equivalents and restricted cash	17,052	(21,246)
Cash, cash equivalents and restricted cash—beginning of period	52,240	131,678
Cash, cash equivalents and restricted cash—end of period	$69,292	$110,432
Supplemental disclosure of other cash flow information:
Cash paid for interest	317	20,847
Income tax payments	(300)	—
Supplemental disclosure of noncash investing and financing activities:
Accrued capital expenditures	45,721	22,510
Decrease in equipment related to debt extinguishment	17,849	—
Decrease in notes payable in exchange for equipment	(38,610)	—
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017, in the State of Delaware and changed its name to Core Scientific, Inc. (“Old Core”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020, Old Core engaged in a holdco restructuring to facilitate a borrowing arrangement by Old Core pursuant to which Old Core was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Old Core became the stockholders of Core Scientific Holding Co. In July 2021, Core Scientific Holding Co. completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Core Scientific Holding Co to host in the data centers operated by Core Scientific Holding Co Blockcap’s industrial scale digital asset mining operations. On January 19, 2022, following the approval at the special meeting of the stockholders of Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), Core Scientific Holding Co. merged with XPDI, and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”).
Core Scientific is a best-in-class, large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers, at which time we derived almost all our revenue from third-party colocation hosting fees and the resale of digital asset mining machines. Currently, we derive the majority of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 581 MW and 636 MW for the three months ending March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500MW of power allocated to the Muskogee data center, which remains substantially undeveloped.

Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.

We operate in two segments: “Mining” consisting of digital asset mining for our own account, and “Hosting” consisting of our blockchain infrastructure and third-party hosting business. During 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”.

Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party colocation business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and take advantage of adjacent opportunities that leverage our mining expertise and capabilities.
Chapter 11 Filing
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the significant accounting policies described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe the unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Further, we believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the three months ended March 31, 2023, are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Going Concern
The consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2023, the Company generated net loss of $11.7 million. The Company had unrestricted cash and cash equivalents of $47.5 million as of March 31, 2023, compared to $15.9 million as of December 31, 2022. The increase in cash and cash equivalents for the three months ended March 31, 2023, primarily reflected $19.9 million of cash provided by operating activities (including $117.1 million of cash provided by changes in working capital), partially offset by $1.9 million of cash used in investing activities (including $1.5 million of purchases of property, plant and equipment), and by $1.0 million of cash used in financing activities. The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers.
During the three months ended March 31, 2023, the average price of bitcoin declined to $22,877 compared to $41,299 for the three months ended March 31, 2022. At the same time the Company’s power costs in its Mining segment increased $29.4 million compared to the three months ended March 31, 2022, reflecting increases in both power usage and power rates. These factors contributed to the Company’s gross profit of $20.5 million for the three months ended March 31, 2023, as compared to a gross profit of $70.0 million for the three months ended March 31, 2022. In addition, as discussed in Note 8 — Commitments and Contingencies, in July 2022, one of the Company’s largest customers filed for voluntary relief under chapter 11 of the Bankruptcy Code.
Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization (the “Plan”), successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to successfully consummate the Plan and emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Chapter 11 Cases and the Plan, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
suppliers in the ordinary course for all goods and services. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
Use of Estimates
The preparation of the Company’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate its ability to continue as a going concern, the valuation of goodwill, intangibles and property, plant and equipment, the fair value of convertible debt, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of March 31, 2023 and December 31, 2022, cash equivalents included $37.3 million and $10.2 million, respectively, of highly liquid money market funds which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow under the Original DIP Credit Agreement and in escrow to pay for construction and development activities. As of March 31, 2023 and December 31, 2022, restricted cash of $21.8 million and $36.4 million, respectively,consisted of cash held in escrow under the Original DIP Credit Agreement.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable balance consists of amounts due from its hosting customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the three months ended March 31, 2023 and 2022, the Company did not record any credit losses or recoveries.
Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of $8.7 million as of March 31, 2023 and December 31, 2022.
Performance Obligations
The Company’s performance obligations relate to hosting services, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of March 31, 2023 and December 31, 2022, were $135.4 million and $159.6 million, respectively.
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Company’s Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s current and non-current deferred revenue balance as of March 31, 2023 and December 31, 2022, was $71.8 million and $80.4 million, respectively, all from advance payments received during the periods then ended.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
In the three months ended March 31, 2023, the Company recognized $11.6 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the deployment of customer equipment for which advanced payment had been received from customers prior to January 1, 2022.
In the three months ended March 31, 2022, the Company recognized $36.8 million of revenue that was included in the deferred revenue balance as of the beginning of the year, primarily due to the performance of hosting services for which advance payments had been received from customers prior to January 1, 2021.
Advanced payments for hosting services are typically recognized in the following month and are generally recognized within one year.
Recently Adopted Accounting Standards
Measurement of Credit Losses
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company adopted this new guidance on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited consolidated financial statements.
Accounting Standards Not Yet Adopted
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s unaudited consolidated financial statements.
3. CHAPTER 11 FILING AND OTHER RELATED MATTERS
Chapter 11
On December 21, 2022 (the “Petition Date”), the “Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders,

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
representing more than 70% of the holders of the Convertible Notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of Convertible Notes. The Company terminated the Restructuring Support Agreement pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
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
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of the Plan with respect to the Borrowers (the “Plan”) (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
On March 1, 2023, the Bankruptcy Court entered an order approving the Replacement DIP Facility on a final basis and the terms under which the Debtors are authorized to use the cash collateral of the holders of their convertible notes (the “Final DIP Order”).
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agree that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners serving as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million,

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which did not result in any gain or loss at March 31, 2023.
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
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

Three Months Ended March 31,
2023
Professional fees and other bankruptcy related costs	$20,107
Debtor-in-possession financing costs	11,452
Reorganization items, net	$31,559
The Company has incurred and continues to incur significant costs associated with the reorganization, primarily debtor-in-possession financing costs and legal and professional fees, which were classified as Reorganization items, net subsequent to our petition.
The accompanying Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Liabilities subject to compromise consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$29,757	$20,908
Other current liabilities	19,138	64,493
Accounts payable, and other current liabilities	$48,895	$85,401

Operating lease liability	$13,475	$13,868
Financing lease liability	69,775	70,796
Debt subject to compromise	806,085	844,695
Accrued interest on liabilities subject to compromise	12,535	12,553
Leases, debt and accrued interest	901,870	941,912
Liabilities subject to compromise	$950,765	$1,027,313
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
4. DIGITAL ASSETS
Activity related to our digital asset balances for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	March 31, 2023	March 31, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue	98,026	133,000
Proceeds from sales of digital assets	(98,384)	—
Gain from sales of digital assets	1,064	2,163
Impairment of digital assets	(1,056)	(53,985)
Other	(374)	847
Digital assets, end of period	$—	$316,323
Digital assets are available to be sold as a source of funds, if needed, for current operations and are classified as current assets on the Company’s Consolidated Balance Sheets. The Company had total digital assets of nil and $0.7 million, at March 31, 2023 and December 31, 2022, respectively.
The Company does not have any off-balance sheet holdings of digital assets.
5. NOTES PAYABLE
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company's debt agreements. Accordingly, all debt not reclassified as liabilities subject to compromise with original long-term stated maturities was classified as current on the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors' rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 3 — Chapter 11 Filing and Other Related Matters for further information.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Notes payable as of March 31, 2023 and December 31, 2022, consist of the following (in thousands):

	Interest Rates	Maturities	March 31, 2023	December 31, 2022
Kentucky note	5.0%	2023	$529	$529
NYDIG loan	11.0% - 15.0%	Various	—	38,573
Stockholder loan	10.0%	2023	10,000	10,000
Trinity loan	11.0%	2024	23,356	23,356
Bremer loan	5.5%	2026	18,331	18,331
Blockfi loan	9.7% - 13.1%	2023	53,913	53,913
Anchor Labs loan	12.5%	2024	25,159	25,159
Mass Mutual Barings loans	13.0%	2025	63,844	63,844
B. Riley Bridge Notes	7.0%	2023	41,777	41,777
Liberty loan	10.6%	2024	6,968	6,968
Secured Convertible Notes[1]	10.0%	2025	237,584	237,584
Other Convertible Notes[2]	10.0%	2025	322,396	322,396
Original DIP Credit Agreement[3]	10.0%	2023	—	35,547
Replacement DIP Credit Agreement[4]	10.0%	2023	35,000	—
Other			2,873	2,960
Notes payable, prior to reclassification to Liabilities subject to compromise			841,730	880,937
Less: Notes payable in Liabilities subject to compromise[5]			806,085	844,695
Unamortized discount and debt issuance costs			—	(36,456)
Fair value adjustment on convertible notes			—	(808,148)
Total notes payable, net			$35,645	$36,242
1 Secured Convertible Notes includes principal balance at issuance and PIK interest.
2 Other Convertible Notes includes principal balance at issuance and PIK interest.
3 Original DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
4 Replacement DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
5 In connection with the Company's Chapter 11 Cases, $806.1 million and $844.7 million of outstanding notes payable have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively, at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. As of March 31, 2023 and December 31, 2022, $12.5 million and $12.6 million, respectively, of accrued interest was classified as Liabilities subject to compromise.
As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, under the NYDIG Order, the final shipment of miners that served as collateral under the NYDIG loan occurred during the three months ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
The principal amount of the Convertible Notes as of March 31, 2023, reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the merger agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any Other Convertible Notes not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Convertible Notes at the minimum payoff of two times the outstanding principal amount plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of March 31, 2023, are scheduled to mature on April 19, 2025, which includes $237.6 million for the principal amount of the Secured Convertible Notes which have payoff at maturity of two times the principal amount of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of March 31, 2023, if held to maturity was $475.2 million.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
6. FAIR VALUE MEASUREMENTS
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
Level 3 Recurring Fair Value Measurements
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of March 31, 2023 and December 31, 2022, there were no Level 3 financial instruments.
Nonrecurring fair value measurements
The Company’s non-financial assets, including digital assets, property, plant and equipment, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Refer to Note 2 — Summary of Significant Accounting Policies, for more information regarding fair value considerations when measuring impairment. The estimated fair value of the Company’s digital assets as of March 31, 2023 and December 31, 2022, was nil and $0.7 million, respectively.
No non-financial assets were classified as Level 3 as of March 31, 2023, or December 31, 2022.
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
The fair value of the Company’s notes payable (excluding the Convertible Notes carried at fair value described above and the expected allowed amount transferred to Liabilities subject to compromise), which are carried at amortized cost, was determined based on a discounted cash flow approach using market interest rates of instruments with similar terms and maturities and an estimate for our standalone credit risk. We classified the other notes payable as Level 3 financial instruments due to the considerable judgment required to develop assumptions of the Company’s standalone credit risk and the significance of those assumptions to the fair value measurement. At March 31, 2023, the estimated fair value of the Company’s other notes payable was $35.6 million and equaled the carrying value of the Company’s other notes payable. At December 31, 2022, the estimated fair value and carrying value of the Company’s notes payable was $36.2 million.
7. LEASES
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with original lease periods expiring through 2033. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the Company’s Consolidated Balance Sheets. For certain leases, the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating lease liabilities on the Company’s Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,235	$20,430
Finance lease right-of-use assets	Property, plant and equipment, net	$82,039	$84,092
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	597	$769
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	1,055	$720
Operating and finance lease liabilities subject to compromise	Liabilities subject to compromise	$83,250	$84,664
The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$390	$154
Short-term lease expense	General and administrative expenses	365	191
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	3,857	9,824
Interest on lease liabilities	Interest expense, net	309	2,102
Total finance lease expense		4,166	11,926
Total lease expense		$4,921	$12,271
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
Information relating to the lease term and discount rate is as follows:

	March 31, 2023	March 31, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	10.7	22.1
Finance leases	2.1	2.6
Weighted Average Discount Rate
Operating leases	6.5%	6.4%
Finance leases	12.4%	10.2%

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The following table summarizes the Company’s supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease Payments
Operating lease payments	$337	$101
Finance lease payments	$1,080	$12,357
Supplemental Noncash Information
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$10,557

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at March 31, 2023, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2023	$2,082	$37,103
2024	1,810	39,108
2025	1,866	1,862
2026	1,924	32
2027	1,985	—
Thereafter	12,037	—
Total lease payments	21,704	78,105
Less: imputed interest	6,577	8,330
Less: Liabilities subject to compromise	13,475	69,775
Total	$1,652	$—
Balance Sheet Classification
As discussed in 5 — Notes Payable, in October 2022, the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods and pursuant to any confirmed plan of reorganization, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. The Company has classified all of its finance lease liabilities as Liabilities subject to compromise as of March 31, 2023 and December 31, 2022.
8. COMMITMENTS AND CONTINGENCIES
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
In July 2022, one of the Company’s largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. On September 28, 2022, Celsius filed a motion in the Chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and the Company (the “Celsius Agreement”). Celsius is also using its Chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. The Company strongly disagrees with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and is vigorously defending its interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius Chapter 11 case). The parties have agreed to stay the proceedings, including the evidentiary hearing scheduled for November 18, 2022. There can be no guarantee that the bankruptcy court will rule in the Company’s favor in a timely manner or that Celsius will honor the terms of the Celsius Agreement. An adverse ruling by the bankruptcy court that provides Celsius the benefits of the Company’s hosting services without Celsius fully paying the costs of such services would have a material effect on the Company’s business, financial condition, results of operations and cash flows. As of March 31, 2023, the Company had accrued $8.7 million as an allowance against amounts due from Celsius.
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
In November 2022, McCarthy Building Companies, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging breach of contract for failing to pay when due certain payments allegedly owing under a contract for construction entered into between the parties. The case has been stayed as a result of the Company’s filing of a petition for relief under chapter 11 of the United States Bankruptcy Code.
In November 2022, plaintiff Mei Peng filed a putative class action in the United States District Court, Western District of Texas, Austin Division, asserting that the Company violated the Securities Exchange Act of 1934, as amended, by failing to disclose to investors, among other things, that the Company was vulnerable to litigation, that certain clients had breached their agreements, and that this impacted the Company's profitability and ability to continue as a going concern. The Company denies the allegations contained in the complaint and intends to vigorously defend its interests.
As of March 31, 2023 and December 31, 2022, there were no other material loss contingency accruals for legal matters.
Leases—See Note 7 — Leases for further information.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of March 31, 2023, we had unvested or unexercised stock-based awards outstanding representing approximately 63.2 million shares of our common stock, consisting of approximately 40.4 million RSAs and RSUs and options to purchase approximately 22.7 million shares of our common stock with a weighted average exercise price of $8.68 and a weighted average expense amortization period of 2.8 years.
During the three months ended March 31, 2023, the Company did not grant any stock options, RSUs or RSAs.
During the three months ended March 31, 2023, 1.2 million stock options were cancelled and 4.8 million RSUs were forfeited.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Stock-based compensation expense for the three months ended March 31, 2023 and 2022, is included in the Company’s Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$597	$2,039
Research and development	442	1,882
Sales and marketing	505	458
General and administrative	10,729	21,418
Total stock-based compensation expense	$12,273	$25,797

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was approximately $76.2 million, which is expected to be recognized over a weighted average time period of 2.8 years. As of March 31, 2023, the Company had approximately $63.1 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 2.8 years.
10. INCOME TAXES
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
The income tax expense and effective income tax rate for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Income tax expense	$104	$42,406
Effective income tax rate	(0.9)%	(10.0)%
For the three months ended March 31, 2023, the Company recorded $0.1 million of income tax expense. The Company's estimated annual effective income tax rate is (0.9)%, compared to the U.S. federal statutory rate of 21.0% due to a change in the valuation allowance 43.8%, state taxes (7.1)%, non-deductible transaction costs (58.8)% and other items 0.2%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three months ended March 31, 2022, discrete tax expense of $7.3 million was included in the $42.4 million of income tax expense. The Company’s estimated annual effective income tax rate without discrete items was (8.3)%, compared to the U.S. federal statutory rate of 21.0% due to the fair value adjustment on debt instruments (15.8)%, change in valuation allowance (9.9)%, non-deductible interest (2.2)%, non-deductible employee costs (1.5)% and other items 0.1%.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
11. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(11,685)	$(466,204)

Weighted average shares outstanding - basic and diluted	375,419	307,475

Net loss per share - basic and diluted	$(0.03)	$(1.52)
Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	22,724	31,942
Warrants	14,892	18,284
Restricted stock and restricted stock units	40,438	96,900
Convertible Notes	69,997	66,249
SPAC Vesting Shares	1,725	1,725
Total potentially dilutive securities	149,776	215,100
12. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has two operating segments: “Hosting” which consists primarily of its blockchain infrastructure and third-party hosting business; and “Mining” consisting of digital asset mining for its own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for its hosting services which are recurring in nature. During 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets.
The primary financial measures used by the chief operating decision maker (“ CODM”) to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expense from the allocations to operating segments.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Hosting Segment
Revenue:
Hosting revenue	$22,629	$33,214
Equipment sales	—	26,305
Total revenue	$22,629	$59,519
Cost of revenue:
Cost of hosting services	$18,826	$31,231
Cost of equipment sales	—	22,535
Total cost of revenue	$18,826	$53,766
Gross profit	$3,803	$5,753
Mining Segment
Revenue:
Digital asset mining income	$98,026	$133,000
Total revenue	$98,026	$133,000
Cost of revenue:
Cost of digital asset mining	$81,345	$68,750
Total cost of revenue	81,345	68,750
Gross profit	$16,681	$64,250
Consolidated
Consolidated total revenue	$120,655	$192,519
Consolidated cost of revenue	$100,171	$122,516
Consolidated gross profit	$20,484	$70,003
For the three months ended March 31, 2023 and 2022, cost of revenue included depreciation expense of $0.2 million and $2.2 million, respectively for the Hosting segment. For the three months ended March 31, 2023 and 2022, cost of revenue included depreciation expense of $19.9 million and $39.4 million, respectively for the Mining segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of March 31, 2023 and December 31, 2022, all of the Company’s fixed assets were located in the United States. For the three months ended March 31, 2023 and 2022, 100% and 100%, respectively, of the Company’s revenue was generated in the United States. For the three months ended March 31, 2023 and 2022, 81% and 62%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of March 31, 2023 and December 31, 2022, substantially all of our digital assets were held by two third-party digital asset services.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2023 and March 31, 2022, the concentration of customers comprising 10% or more of the Company’s total revenue are as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	Percent of total revenue:		Percent of Hosting segment revenue:
Customer
A (related party)	N/A	12%	N/A	39%
D	N/A	N/A	N/A	N/A
E	N/A	N/A	N/A	N/A
A reconciliation of the reportable segment gross profit to income (loss) before income taxes included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Reportable segment gross profit	$20,484	$70,003
Gain from sales of digital assets	1,064	2,163
Impairment of digital assets	(1,056)	(53,985)
Operating expenses:
Research and development	1,415	3,340
Sales and marketing	1,008	1,398
General and administrative	21,764	40,160
Total operating expenses	24,187	44,898
Operating loss	(3,695)	(26,717)
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—
Interest expense, net	157	21,676
Fair value adjustment on convertible notes	—	386,037
Fair value adjustment on derivative warrant liabilities	—	(10,275)
Reorganization items, net	31,559	—
Other non-operating income, net	(3,069)	(357)
Total non-operating expenses, net	7,886	397,081
Loss before income taxes	$(11,581)	$(423,798)
13. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three months ended March 31, 2023 and 2022, the Company recognized hosting revenue from the contracts with these entities of $3.7 million and $5.9 million, respectively. In addition, for the three months ended March 31, 2023 and 2022, there was equipment sales revenue recognized of nil and $25.9 million to these same various entities. A nominal amount was receivable from these entities as of March 31, 2023 and December 31, 2022.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three months ended March 31, 2023, the Company did not incur personal aircraft reimbursements. For the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
three months ended March 31, 2022, the Company incurred reimbursements of $0.5 million. As of March 31, 2023 and December 31, 2022, there was no reimbursements payable.
14. SUBSEQUENT EVENTS
On April 28, 2023, the Company announced that we have entered into agreements to host 17,935 bitcoin mining machines with three companies, including 6,914 units for Greenidge Generation Holdings, 10,000 units for Ault Alliance, and 1,021 units for LM Funding. The Company will host the mining units at its facilities in Dalton, Georgia, Calvert City, Kentucky and Denton, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Core Scientific” refer to Core Scientific, Inc. and its subsidiaries. The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “─Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” elsewhere in this Report. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year 2022.
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include statements about our ability to:
•implement a Chapter 11 plan of reorganization;
•successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs;
•have shares of our common stock listed on the Nasdaq or another national securities exchange upon emergence from the Chapter 11 Cases;
•effectively respond to general economic and business conditions, including the price of bitcoin;
•obtain additional capital, whether equity or debt, or exist or remain as a going concern;
•enhance future operating and financial results;
•successfully execute expansion plans;
•attract and retain employees, officers or directors;
•anticipate rapid changes in laws, regulations and technology;
•execute its business strategy, including enhancement of the profitability of services provided, including profitably mine digital assets;
•realize the benefits expected from the acquisition of Blockcap, including any related synergies;
•anticipate the uncertainties inherent in the development of new business strategies;
•anticipate overall demand of blockchain technology or blockchain hosting resources;
•increase brand awareness;
•upgrade and maintain effective business controls and information technology systems;
•acquire and protect intellectual property;
•comply with laws and regulations applicable to its business, including tax laws and laws and regulations related to data privacy and the protection of the environment;
•purchase and develop additional sources of low-cost renewable sources of energy:

•stay abreast of modified or new laws and regulations applicable to its business or withstand the impact of any new laws and regulations related to its industry;
•anticipate the impact of, and response to, new accounting standards;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners and distributors;
•maintain and operate our key facilities:
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

Overview
Core Scientific is a best-in-class, large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers, at which time we derived almost all our revenue from third-party colocation hosting fees and the resale of digital asset mining machines. Currently, we derive the majority of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 581 MW and 636 MW for the three months ending March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500MW of power allocated to the Muskogee data center, which remains substantially undeveloped.
Our total revenue was $120.7 million and $192.5 million for the three months ended March 31, 2023 and 2022, respectively. We had an operating loss of $3.7 million and $26.7 million for the three months ended March 31, 2023 and 2022, respectively. We had a net loss of $11.7 million and a net loss of $466.2 million for the three months ended March 31, 2023 and 2022, respectively. Our Adjusted EBITDA was $28.7 million and $93.0 million for the three months ended March 31, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Recent Developments

Chapter 11 Filing and Other Related Matters
Chapter 11
On December 21, 2022 (the “Petition Date”), the “Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters to our unaudited consolidated financial statements in Item 1 of Part I of this report.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of the Convertible Notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of Convertible Notes. The Company terminated the Restructuring Support Agreement pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
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
The maturity date of the Replacement DIP Credit Agreement is December 22, 2023, which can be extended, under certain conditions, by an additional three months to March 22, 2024. The Replacement DIP Credit Agreement will also terminate on the date that is the earliest of the following (i) the effective date of the Plan with respect to the Borrowers (as defined in the Replacement DIP Credit Agreement) or any other Debtor; (ii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iii) the date of the acceleration of the Loans and the termination of the Commitments (whether automatically, or upon any Event of Default or as otherwise provided in the Replacement DIP Credit Agreement); and (iv) conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code.
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
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agree that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners that served as collateral under the NYDIG loan occur during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.

Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which did not result in any gain or loss at March 31, 2023.
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
Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota and Texas are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. We are one of the largest blockchain infrastructure, digital asset mining, and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 581MW as of March 31, 2023, and 636MW as of December 31, 2022. As of March 31, 2023, we have approximately 1,500MW of contracted power capacity at our sites, including 500MW of power allocated to the Muskogee data center which remains substantially undeveloped. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
Segments
We have two operating segments: “Hosting” which consists primarily of our blockchain infrastructure and third-party hosting business, and “Mining” consisting of digital asset mining for our own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for our hosting services which are recurring in nature. During 2022, our “Hosting” segment also included sales of mining equipment to customers, and was referred to as “Hosting and Equipment Sales”. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, we receive digital assets.
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

We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We pay for these new miners in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement. We allocate in advance our mining equipment orders between our self -mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers. As of March 31, 2023, all new miners have been paid for in arrangements with our customers.
As of March 31, 2023, we had deployed approximately 207,000 bitcoin miners, which number consists of approximately 155,000 self-miners and approximately 52,000 hosted miners, which represented 16.1 EH/s and 5.7 EH/s for self-miners and hosted miners, respectively.
The table below summarizes the total number of self- and hosted miners in operation as of March 31, 2023 and December 31, 2022, (miners in thousands).

	Bitcoin Miners in Operation as of March 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.1	155.0
Hosted miners	5.7	52.0
Total mining equipment	21.8	207.0

	Bitcoin Miners in Operation as of December 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	153.0
Hosted miners	8.0	81.0
Total mining equipment	23.7	234.0

During the three months ended March 31, 2023, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers were removed from our data center facilities and returned to the customers.
Summary of Digital Asset Activity
Activity related to our digital asset balances for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	March 31, 2023	March 31, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue	98,026	133,000
Proceeds from sales of digital assets	(98,384)	—
Gain from sales of digital assets	1,064	2,163
Impairment of digital assets	(1,056)	(53,985)
Other	(374)	847
Digital assets, end of period	$—	$316,323
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
For bitcoin, our most significant digital asset to which the vast majority of our mining power is devoted, the reward was initially set at 50 bitcoin currency rewards per block. The bitcoin blockchain has undergone halvening three times since its inception, as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016 at block 420,000; and (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halvening for the bitcoin blockchain is anticipated to occur in early 2024 at block 840,000. This process will repeat until the total amount of bitcoin currency rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin and the other digital assets we may mine for, and potential increases or decreases in prices in advance of or following a future halvening are unknown.
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
Our Customers
In addition to factors underlying our mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. On July 30, 2021, we acquired an existing hosting customer, Blockcap, Inc. (“Blockcap”), and thereby increased our self-mining operations.
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
We believe that our integrated blockchain service portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out and ready power along with our MinderTM fleet management software, represent meaningful competitive advantages favorable to our business.
Key Business Metrics and Non-GAAP Financial Measure
In addition to our financial results, we use the following business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business metrics, see the sections titled “Self-Mining Hash Rate” and “Adjusted EBITDA” (below).

	Three Months Ended March 31,
	2023	2022
Self-Mining Hash rate (Exahash per second)	16.1	8.3

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA (in millions)	$28.7	$93.0
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
Our self-mining hash rate was 16.1 EH/s and 8.3 EH/s for the three months ended March 31, 2023 and 2022, respectively representing a 94% increase year over year.

Our combined self-mining and customer and related party hosting hash rate grew 35%, to 21.8 EH/s for the three months ended March 31, 2023 from 16.2 EH/s for the three months ended March 31, 2022.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) gain on sale of intangible assets; (vi) Reorganization items, net; and (vii) certain additional non-cash or non-recurring items, which do not reflect our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA
Net loss	$(11,685)	$(466,204)
Adjustments:
Interest expense, net	157	21,676
Income tax expense	104	42,406
Depreciation and amortization	20,094	42,139
Gain on debt extinguishment	(20,761)	—
Stock-based compensation expense	12,273	25,797
Fair value adjustment on derivative warrant liabilities	—	(10,275)
Fair value adjustment on convertible notes	—	386,037
Gain from sales of digital assets	(1,064)	(2,163)
Impairment of digital assets	1,056	53,985
Reorganization items, net	31,559	—
Non-cash and other items	(3,069)	(357)
Adjusted EBITDA	$28,664	$93,041

Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and digital asset mining income.
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. See Item 13 - “Certain Relationships and Related Transactions, and Director Independence,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new carrying value will not be adjusted upward for any subsequent increase in fair value. See Note 2 — Summary of Significant Accounting Policies in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
•Sales and Marketing. Sales and Marketing expenses consist of marketing expenses, trade shows and events, professional fees, compensation and benefits, stock-based compensation and other personnel-related costs.
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
Non-operating expenses, net
Non-operating expenses, net includes gain on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities, reorganization items, net and other non-operating expenses, net.
Income tax expense
Income tax expense consists of U.S. federal, state and local income taxes. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of ASC 740, Income Taxes. See Note 10 — Income Taxes, in our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$18,909	$27,338	$(8,429)	(31)%
Hosting revenue from related parties	3,720	5,876	(2,156)	(37)%
Equipment sales to customers	—	416	(416)	NM
Equipment sales to related parties	—	25,889	(25,889)	NM
Digital asset mining revenue	98,026	133,000	(34,974)	(26)%
Total revenue	120,655	192,519	(71,864)	(37)%
Cost of revenue:
Cost of hosting services	18,826	31,231	(12,405)	(40)%
Cost of equipment sales	—	22,535	(22,535)	NM
Cost of digital asset mining	81,345	68,750	12,595	18%
Total cost of revenue	100,171	122,516	(22,345)	(18)%
Gross profit	20,484	70,003	(49,519)	(71)%
Gain from sales of digital assets	1,064	2,163	(1,099)	(51)%
Impairment of digital assets	(1,056)	(53,985)	52,929	NM
Operating expenses:
Research and development	1,415	3,340	(1,925)	(58)%
Sales and marketing	1,008	1,398	(390)	(28)%
General and administrative	21,764	40,160	(18,396)	(46)%
Total operating expenses	24,187	44,898	(20,711)	(46)%
Operating loss	(3,695)	(26,717)	23,022	NM
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—	(20,761)	NM
Interest expense, net	157	21,676	(21,519)	(99)%
Fair value adjustment on convertible notes	—	386,037	(386,037)	NM
Fair value adjustment on derivative warrant liabilities	—	(10,275)	10,275	NM
Reorganization items, net	31,559	—	31,559	NM
Other non-operating income, net	(3,069)	(357)	(2,712)	NM
Total non-operating expenses, net	7,886	397,081	(389,195)	(98)%
Loss before income taxes	(11,581)	(423,798)	412,217	NM
Income tax expense	104	42,406	(42,302)	(100)%
Net loss	$(11,685)	$(466,204)	$454,519	NM
NM - Not Meaningful

Revenue

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$18,909	$27,338	$(8,429)	(31)%
Hosting revenue from related parties	3,720	5,876	(2,156)	(37)%
Equipment sales to customers	—	416	(416)	NM
Equipment sales to related parties	—	25,889	(25,889)	NM
Digital asset mining revenue	98,026	133,000	(34,974)	(26)%
Total revenue	$120,655	$192,519	$(71,864)	(37)%
Percentage of total revenue:
Hosting revenue from customers	16%	14%
Hosting revenue from related parties	3%	3%
Equipment sales to customers	—%	—%
Equipment sales to related parties	—%	13%
Digital asset mining revenue	81%	70%
Total revenue	100%	100%
Total revenue decreased by $71.9 million to $120.7 million for the three months ended March 31, 2023, from $192.5 million for the three months ended March 31, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $8.4 million or 31%, to $18.9 million for the three months ended March 31, 2023, from $27.3 million for the three months ended March 31, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates and the associated reduction in the total number of hosting miners in the fleet for the three months ended March 31, 2023.
Total hosting revenue from related parties decreased by $2.2 million or 37%, to $3.7 million for the three months ended March 31, 2023, from $5.9 million for the three months ended March 31, 2022. The decrease in related party hosting revenue was primarily driven by the termination of hosting contracts during the three months ended March 31, 2023.
Equipment sales to customers decreased by $0.4 million or 100%, to nil for the three months ended March 31, 2023, from $0.4 million for the three months ended March 31, 2022. The decrease in equipment sales to customers was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Equipment sales to related parties decreased by $25.9 million or 100%, to nil for the three months ended March 31, 2023, from $25.9 million for the three months ended March 31, 2022. The decrease in equipment sales to related parties was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the year ended March 31, 2023, as compared to the year ended March 31, 2022.
Digital asset mining revenue decreased by $35.0 million to $98.0 million for the three months ended March 31, 2023, from $133.0 million for the three months ended March 31, 2022. The year over year decrease in mining revenue was driven primarily by a decrease in the price of bitcoin and an increase in the global bitcoin network hash rate, partially offset by the increase in our self-mining hash rate from increases in the number of mining units deployed. Our self-mining hash rate increased by 94%, to 16.1 EH/s for the three months ended March 31, 2023, from 8.3 EH/s for the three months ended March 31, 2022. The total number of bitcoins mined for the three months ended March 31, 2023, was 4,299 compared to 3,202 for the three months ended March 31, 2022. The average price of bitcoin for the three months ended March 31, 2023, was $22,877 as compared to $41,299 for the three months ended March 31, 2022, a decrease of 45%.

Cost of revenue

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$100,171	$122,516	$(22,345)	(18)%
Gross profit	20,484	70,003	(49,519)	(71)%
Gross margin	17%	36%
Cost of revenue decreased by $22.3 million or 18%, to $100.2 million for the three months ended March 31, 2023, from $122.5 million for the three months ended March 31, 2022. As a percentage of total revenue, cost of revenue totaled 83% and 64% for the three months ended March 31, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to $22.5 million of lower equipment sales costs due the Company exiting the selling of equipment, decreased depreciation expense of $21.4 million driven by an adjustment to the depreciable base for the deployed self-mining units, partially offset by an increase in power costs of $22.2 million from higher power consumption associated with the expansion of capacity at our mining sites and increasing number of miners deployed and operational.
Gain from sales of digital assets

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$1,064	$2,163	$(1,099)	(51)%
Percentage of total revenue	1%	1%
Gain from sales of digital assets decreased by $1.1 million to $1.1 million for the three months ended March 31, 2023, from a gain of $2.2 million for the three months ended March 31, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended March 31, 2023, the carrying value of our digital assets sold was $97.3 million and proceeds were $98.4 million. For the three months ended March 31, 2022, the carrying value of our digital assets sold was $21.4 million and the sales price was $23.6 million.
Impairment of digital assets

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(1,056)	$(53,985)	$52,929	NM
Percentage of total revenue	(1)%	(28)%
Impairment of digital assets decreased by $52.9 million to $1.1 million for the three months ended March 31, 2023, from $54.0 million for the three months ended March 31, 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil and $316.3 million as of March 31, 2023 and March 31, 2022, respectively.

Operating Expenses
Research and development

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$1,415	$3,340	$(1,925)	(58)%
Percentage of total revenue	1%	2%
Research and development expenses decreased by $1.9 million or 58%, to $1.4 million for the three months ended March 31, 2023, from $3.3 million for the three months ended March 31, 2022. The decrease was driven by lower stock-based compensation of $1.4 million as prior year included vesting acceleration associated with the acquisition of BlockCap, a decrease in professional fees of $0.4 million, and lower personnel and related expenses of $0.1 million,
Sales and marketing

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$1,008	$1,398	$(390)	(28)%
Percentage of total revenue	1%	1%
Sales and marketing expenses decreased by $0.4 million or 28%, to $1.0 million for the three months ended March 31, 2023, from $1.4 million for the three months ended March 31, 2022. The decrease was driven primarily by lower advertising and marketing investment for the three months ended March 31, 2023.
General and administrative

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$21,764	$40,160	$(18,396)	(46)%
Percentage of total revenue	18%	21%
General and administrative expenses decreased by $18.4 million to $21.8 million for the three months ended March 31, 2023, from $40.2 million for the three months ended March 31, 2022. The decrease was primarily driven by $10.7 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $5.4 million of lower professional fees primarily related to expenses in the prior year to support public company readiness, $1.4 million of lower payroll and benefit costs associated with lower headcount, $0.9 million lower employee related expenses such as travel, software and rent, and $0.7 million of reduced depreciation and amortization, partially offset by $0.6 million of increased business insurance.

Non-operating expenses, net

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Gain on debt extinguishment	$(20,761)	$—	$(20,761)	NM
Interest expense, net	157	21,676	(21,519)	(99)%
Fair value adjustment on convertible notes	—	386,037	(386,037)	NM
Fair value adjustment on derivative warrant liabilities	—	(10,275)	10,275	NM
Reorganization items, net	31,559	—	31,559	NM
Other non-operating income, net	(3,069)	(357)	(2,712)	NM
Total non-operating expenses, net	$7,886	$397,081	$(389,195)	(98)%
Total non-operating expenses, net decreased by $389.2 million, to $7.9 million for the three months ended March 31, 2023, from $397.1 million for the three months ended March 31, 2022. The decrease in non-operating expenses, net was primarily driven by a fair value adjustment on convertible notes of $386.0 million (excluding interest expense and changes in instrument-specific credit risk) for the three months ended March 31, 2022, compared to no adjustment for the same period in 2023, partially offset by a $31.6 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition in the first quarter of 2023.
Income tax expense

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$104	$42,406	$(42,302)	(100)%
Percentage of total revenue	—%	22%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended March 31, 2023 and 2022, our income tax expense was $0.1 million and $42.4 million, respectively. The $42.3 million decrease in the provision for income taxes for the three months ended March 31, 2023, compared to same period in 2022, was primarily due to a reduction in our U.S. federal deferred tax liability. The Company's effective tax rate for the three months ended March 31, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$22,629	$33,214	$(10,585)	(32)%
Equipment sales	—	26,305	(26,305)	NM
Total revenue	22,629	59,519	(36,890)	(62)%
Cost of revenue:
Cost of hosting services	18,826	31,231	(12,405)	(40)%
Cost of equipment sales	—	22,535	(22,535)	NM
Total cost of revenue	$18,826	$53,766	$(34,940)	(65)%
Gross profit	$3,803	$5,753	$(1,950)	(34)%
Hosting Margin	17%	10%
Mining Segment
Digital asset mining revenue	$98,026	$133,000	$(34,974)	(26)%
Total revenue	98,026	133,000	(34,974)	(26)%
Cost of revenue	81,345	68,750	12,595	18%
Gross profit	$16,681	$64,250	$(47,569)	(74)%
Mining Margin	17%	48%
Consolidated
Consolidated total revenue	$120,655	$192,519	$(71,864)	(37)%
Consolidated cost of revenue	$100,171	$122,516	$(22,345)	(18)%
Consolidated gross profit	$20,484	$70,003	$(49,519)	(71)%
For the three months ended March 31, 2023, cost of revenue included depreciation expense of $0.2 million for the Hosting segment and $19.9 million for the Mining segment. For the three months ended March 31, 2022, cost of revenue included depreciation expense of $2.2 million for the Hosting segment and $39.4 million for the Mining segment.
For the three months ended March 31, 2023 and 2022, the top three customers accounted for approximately 73% and 66%, respectively, of the Hosting’s segment total revenue.
For the three months ended March 31, 2023, gross profit in the Hosting segment decreased $2.0 million compared to the three months ended March 31, 2022, reflecting a Hosting segment gross profit margin of 17% for the three months ended March 31, 2023, compared to 10% for the three months ended March 31, 2022. The decrease in Hosting segment gross profit margin for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 was primarily due to lower margins on equipment sales, an increase in stock-based compensation expense, which primarily reflected the RSU Amendment, and higher power costs.
For the three months ended March 31, 2023, gross profit in the Mining segment decreased $47.6 million compared to the three months ended March 31, 2022, due to a lower Mining segment gross profit margin of 17% for the three months ended March 31, 2023, compared to 48% for the three months ended March 31, 2022. The decrease in the Mining segment gross profit margin was primarily due to an increase in power rates, an increase in depreciation as a percentage of segment revenues, which reflected higher costs of self-mining units more recently deployed, an increase in stock-based compensation expense as a percentage of revenues, which primarily reflected the RSU Amendment, and a 45% a decrease in average price per bitcoin mined. The decrease in the Mining segment gross profit margin was partially offset by an increase in our self-mining hash rate, which was 16.10 EH/s for the three months ended March 31, 2023, compared to 8.3 EH/s for the three months ended March 31, 2022.

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$20,484	$70,003	$(49,519)	(71)%
Gain from sales of digital assets	1,064	2,163	(1,099)	(51)%
Impairment of digital assets	(1,056)	(53,985)	52,929	NM
Operating expenses:
Research and development	1,415	3,340	(1,925)	(58)%
Sales and marketing	1,008	1,398	(390)	(28)%
General and administrative	21,764	40,160	(18,396)	(46)%
Total operating expenses	24,187	44,898	(20,711)	(46)%
Operating loss	(3,695)	(26,717)	23,022	NM
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—	(20,761)	NM
Interest expense, net	157	21,676	(21,519)	(99)%
Fair value adjustment on derivative warrant liabilities	—	(10,275)	10,275	NM
Fair value adjustment on convertible notes	—	386,037	(386,037)	NM
Reorganization items, net	31,559	—	31,559	NM
Other non-operating income, net	(3,069)	(357)	(2,712)	760%
Total non-operating expenses, net	7,886	397,081	(389,195)	NM
Loss before income taxes	$(11,581)	$(423,798)	$412,217	NM

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash from operations, including sales of self-mined bitcoin and other digital assets. Subsequent to filing Chapter 11, our primary sources of cash are cash flows from operations, cash on hand and proceeds from the Original DIP Facility and the Replacement DIP Facility. At March 31, 2023, we have $35.0 million of undrawn borrowing capacity under the Replacement DIP Facility.
We have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP and AlixPartners, LLP, as financial advisers, to assist the Company in managing the Chapter 11 Cases and developing, confirming, and consummating a Chapter 11 plan of reorganization or alternative restructuring transaction.
Our ability to continue as a going concern is dependent upon our ability to successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. Refer to “Other Events —Chapter 11 and Other Related Matters” below for more information on the Chapter 11 Cases and the effect on our liquidity.
Operating and Capital Resources
Historically, a substantial portion of our liquidity needs arose from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our previous level of capital expenditures have been reduced since filing Chapter 11 and we expect them to remain at a reduced level until our emergence from Chapter 11.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2023, that our operating cash flows, existing cash balances, and access to the Replacement DIP Facility will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under any plan of reorganization. We believe that the plan of reorganization, our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	March 31,	December 31,	Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$47,487	$15,884	$31,603	199%
Restricted cash	21,805	36,356	(14,551)	(40)%
Total cash, cash equivalents and restricted cash	$69,292	$52,240	$17,052	33%
As of March 31, 2023 and December 31, 2022, restricted cash of $21.8 million and $36.4 million, consisted of cash held in escrow under the Original DIP Credit Agreement and to pay for construction activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$52,240	$131,678
Net cash provided by (used in)
Operating activities	19,942	(3,615)
Investing activities	(1,869)	(269,096)
Financing activities	(1,021)	251,465
Cash, cash equivalents and restricted cash - end of period	$69,292	$110,432
Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $3.6 million for the three months ended March 31, 2022. The increase in net cash provided by operating activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to a decrease in net loss of $454.5 million and an increase of $61.8 million in working capital, partially offset by a decrease in fair value adjustments on convertible notes of $393.9 million, a $52.9 million decrease in impairments of digital currency assets, and a $34.0 million decrease in deferred income taxes.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and 2022, was $1.9 million and $269.1 million, respectively. The decrease in net cash used in investing activities was driven primarily by a $135.9 million decrease in deposits for self-mining equipment and a $131.7 million decrease in purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023, was $1.0 million. Net cash provided by financing activities for the three months ended March 31, 2022, was $251.5 million, respectively. The change over prior year was due primarily to $195.0 million of proceeds from the issuance of common stock and cash acquired upon the Merger with XPDI, net of issuance costs and $82.2 million from the issuance of debt for the three months ended March 31, 2022.
Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Notes 7 — Leases and 8 — Commitments and Contingencies to our unaudited consolidated financial statements.
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
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a Restructuring Support Agreement with the Ad Hoc Noteholder Group pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for the Original DIP Facility of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money DIP (defined below) facility loans to all holders of convertible notes. The Company terminated the Restructuring Support Agreement pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
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

Related Party Transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three months ended March 31, 2023 and 2022, we recognized hosting revenue from the contracts with these entities of $3.7 million and $5.9 million, respectively. In addition, for the three months ended March 31, 2023 and 2022, we recognized equipment sales revenue of nil and $25.9 million, respectively, from these entities. A nominal amount was receivable from these entities as of March 31, 2023, and December 31, 2022.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three months ended March 31, 2023 and 2022, we incurred reimbursements of nil and $0.5 million, respectively. As of March 31, 2023, and December 31, 2022, there was no reimbursements payable.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
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
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates during the three months ended March 31, 2023, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on April 3, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report on Form 10-Q, see the cautionary note regarding Forward-Looking Statements included elsewhere in this Quarterly Report.

Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of March 31, 2023, we held no bitcoin. As of December 31, 2022, we held 43.55 bitcoin, with a carrying value of $0.7 million, all of which were produced from our bitcoin mining operations.
Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. Subsequent reversal of impairment losses is not permitted. See discussion under the heading “Impairment of digital assets” under Part I - Item 2. -Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report for further information.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, due to the following material weaknesses in internal control over financial reporting.
i.The Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) and were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
ii.The Company did not design and/or implement user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to the appropriate Company personnel.
iii.The Company’s internal controls over financial reporting did not operate effectively at all times to ensure transactions were recorded timely and in accordance with GAAP. Appropriate segregation of duties was also not maintained at all times during the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described below, during the most recently completed fiscal quarter, there was no change in Core Scientific, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Efforts to Address Disclosed Material Weakness
Our management, with oversight from our audit committee, has taken steps to implement the following remediation actions to address the previously disclosed material weaknesses and to improve our internal control over financial reporting, primarily through:

•	increasing the depth and experience within our accounting and finance organization;
•	enhancing the communication and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures; and
•
implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.

During the quarter ended March 31, 2023, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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
Please refer to the discussion contained in Note 3 — Chapter 11 Filing and Other Related Matters and Note 8 — Commitments and Contingencies.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for fiscal year December 31, 2022, which was filed with the United States Securities and Exchange Commission on April 4, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith
2.1††
Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No, 001-40046), filed with the SEC on July 21, 2021).

2.2††
First Amendment to Agreement and Plan of Merger and Reorganization by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., XPDI Merger Sub 2, LLC, and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A filed with the SEC on October 4, 2021).

2.3††
Second Amendment to Agreement and Plan of Merger and Reorganization, by and among Power & Digital Infrastructure Acquisition Corp., XPDI Merger Sub Inc., and Core Scientific Holding Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Core Scientific, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

3.2	Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).
10.1
Commitment Letter, dated as of January 29, 2023, by and between Core Scientific, Inc. and B. Riley Commercial Capital LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on February 7, 2023).

10.2	Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on March 2, 2023).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (the cover page XBRL tags)
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

CORE SCIENTIFIC, INC.

Date: May 12, 2023	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)