Form 10-Q
period 2023-06-30
Core Scientific, Inc./tx
filed 2023-08-04
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
78704
(Zip Code)
(512) 402-5233
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CORZQ	OTC Markets
Warrants, exercisable for shares of common stock	CRZWQ	OTC Markets
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 31, 2023, 382,610,007 shares of Common Stock, par value $0.0001, were outstanding.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,593	$15,884
Restricted cash	19,167	36,356
Accounts receivable, net of allowance of $8,724 and $8,724, respectively	1,259	234
Accounts receivable from related parties	—	23
Digital assets	321	724
Prepaid expenses and other current assets	32,857	31,881
Total Current Assets	111,197	85,102
Property, plant and equipment, net	607,890	691,134
Operating lease right-of-use assets	19,961	20,430
Intangible assets, net	2,517	1,704
Other noncurrent assets	9,297	9,316
Total Assets	$750,862	$807,686
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$53,976	$53,641
Accrued expenses and other current liabilities	41,266	17,952
Deferred revenue	62,607	77,689
Deferred revenue from related parties	1,403	496
Operating lease liabilities, current portion	423	769
Notes payable, current portion	27,698	36,242
Total Current Liabilities	187,373	186,789
Operating lease liabilities, net of current portion	1,030	720
Notes payable, net of current portion	45	—
Other noncurrent liabilities	2,210	2,210
Total liabilities not subject to compromise	190,658	189,719
Liabilities subject to compromise	952,645	1,027,313
Total Liabilities	1,143,303	1,217,032
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both June 30, 2023 and December 31, 2022; 379,091 and 375,225 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	1,790,921	1,764,368
Accumulated deficit	(2,183,398)	(2,173,750)
Total Stockholders’ Deficit	(392,441)	(409,346)
Total Liabilities and Stockholders’ Deficit	$750,862	$807,686
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Hosting revenue from customers	$26,316	$31,338	$45,225	$58,676
Hosting revenue from related parties	3,514	7,598	7,234	13,474
Equipment sales to customers	—	3,507	—	3,923
Equipment sales to related parties	—	11,687	—	37,576
Digital asset mining revenue	97,082	109,842	195,108	242,842
Total revenue	126,912	163,972	247,567	356,491
Cost of revenue:
Cost of hosting services	23,107	43,644	39,305	74,875
Cost of equipment sales	—	13,541	—	36,076
Cost of digital asset mining	66,846	94,070	139,522	162,820
Total cost of revenue	89,953	151,255	178,827	273,771
Gross profit	36,959	12,717	68,740	82,720
Loss on legal settlement	(85)	—	(85)	—
Gain from sales of digital assets	931	11,808	1,995	13,971
Impairment of digital assets	(1,127)	(150,213)	(2,183)	(204,198)
Impairment of goodwill and other intangibles	—	(790,753)	—	(790,753)
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	(174)	(13,057)
Operating expenses:
Research and development	1,640	14,773	3,055	18,113
Sales and marketing	1,084	10,238	2,092	11,636
General and administrative	24,396	90,874	46,160	131,034
Total operating expenses	27,120	115,885	51,307	160,783
Operating income (loss)	9,384	(1,045,383)	16,986	(1,072,100)
Non-operating expenses (income), net:
Gain on debt extinguishment	—	—	(20,761)	—
Interest (income) expense, net	(36)	27,116	121	48,792
Fair value adjustment on convertible notes	—	(195,061)	—	190,976
Fair value adjustment on derivative warrant liabilities	—	(22,189)	—	(32,464)
Reorganization items, net	18,370	—	49,929	—
Other non-operating expenses (income), net	181	3,876	(2,888)	3,519
Total non-operating expenses (income), net	18,515	(186,258)	26,401	210,823
Loss before income taxes	(9,131)	(859,125)	(9,415)	(1,282,923)
Income tax expense (benefit)	129	(48,650)	233	(6,244)
Net loss	$(9,260)	$(810,475)	$(9,648)	$(1,276,679)
Net loss per share (Note 11):
Basic	$(0.02)	$(2.49)	$(0.03)	$(4.04)
Diluted	$(0.02)	$(2.49)	$(0.03)	$(4.04)
Weighted average shares outstanding:
Basic	375,779	324,967	375,875	316,269
Diluted	375,779	324,967	375,875	316,269

See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Comprehensive (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,260)	$(810,475)	$(9,648)	$(1,276,679)
Other comprehensive income, net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $—, $— and $— respectively	—	8,582	—	35,746
Total other comprehensive income, net of income taxes	—	8,582	—	35,746
Comprehensive loss	$(9,260)	$(801,893)	$(9,648)	$(1,240,933)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at April 1, 2023	377,841	$36	$1,776,641	$(2,174,138)	$(397,461)
Net loss	—	—	—	(9,260)	(9,260)
Stock-based compensation	—	—	14,280	—	14,280
Restricted stock awards issued, net of shares withheld for tax withholding obligations	1,250	—	—	—	—
Balance at June 30, 2023	379,091	$36	$1,790,921	$(2,183,398)	$(392,441)

Balance at January 1, 2023	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(9,648)	(9,648)
Stock-based compensation	—	—	26,553	—	26,553
Restricted stock awards issued, net of shares withheld for tax withholding obligations	3,866	—	—	—	—
Balance at June 30, 2023	379,091	$36	$1,790,921	$(2,183,398)	$(392,441)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity
For the Three and Six Months Ended June 30, 2022
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at April 1, 2022	—	$—	324,564	$32	$1,604,116	$(493,636)	$16,198	$1,126,710
Net loss	—	—	—	—	—	(810,475)	—	(810,475)
Other comprehensive income, net of $— income taxes	—	—	—	—	—	—	8,582	8,582
Stock-based compensation	—	—	—	—	115,492	—	—	115,492
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	27,399	3	(29,280)	—	—	(29,277)
Exercise of convertible notes	—	—	197		1,574	—	—	1,574
Balance at June 30, 2022	—	$—	353,481	$35	$1,695,748	$(1,304,111)	$24,780	$416,452

Balance at January 1, 2022	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(1,276,679)	—	(1,276,679)
Other comprehensive income, net of $— income taxes	—	—	—	—	—	—	35,746	35,746
Stock-based compensation	—	—	—	—	136,065	—	—	136,065
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	34,202	4	(29,281)	—	—	(29,277)
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at June 30, 2022	—	$—	353,481	$35	$1,695,748	$(1,304,111)	$24,780	$416,452
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(9,648)	$(1,276,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,567	91,974
Amortization of operating lease right-of-use assets	469	107
Stock-based compensation	26,553	136,795
Digital asset mining revenue	(195,108)	(242,842)
Deferred income taxes	—	(8,527)
Gain on sale of intangible assets	—	(5,904)
Gain on debt extinguishment	(20,761)	—
Fair value adjustment on derivative warrant liabilities	—	(32,464)
Fair value adjustment on convertible notes	—	206,859
Fair value adjustment on other liabilities	—	9,430
Amortization of debt discount and debt issuance costs	—	3,920
Losses on exchange or disposal of property, plant and equipment	174	13,057
Impairment of digital assets	2,183	204,198
Impairment of goodwill, other intangibles and property, plant and equipment	—	790,753
Gain on sale of digital assets	(1,995)	(13,971)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,025)	(1,458)
Accounts receivable from related parties	23	(377)
Digital assets	195,322	246,249
Deposits for equipment for sales to customers	—	36,953
Prepaid expenses and other current assets	(976)	(24,246)
Accounts payable	23,282	4,186
Accrued expenses and other	(6,499)	33,297
Deferred revenue	(14,175)	8,421
Deferred revenue from related parties	—	(36,022)
Other noncurrent assets and liabilities, net	(409)	(2,436)
Net cash provided by operating activities	37,977	141,273
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(1,774)	(238,537)
Deposits for self-mining equipment	—	(217,677)
Proceeds from the sale of intangibles	—	10,850
Investments in internally developed software	(714)	—
Other	—	(276)
Net cash used in investing activities	(2,488)	(445,640)
Cash flows from Financing Activities:
Proceeds from issuance of common stock upon Merger with XPDI, net of transaction costs	—	198,857
Proceeds from debt, net of issuance costs	—	216,257
Repurchase of common shares to pay employee withholding taxes	—	(29,278)
Principal repayments of finance leases	(2,260)	(23,177)
Principal payments on debt	(8,709)	(49,490)
Net cash (used in) provided by financing activities	(10,969)	313,169
Net increase in cash, cash equivalents and restricted cash	24,520	8,802
Cash, cash equivalents and restricted cash—beginning of period	52,240	131,678
Cash, cash equivalents and restricted cash—end of period	$76,760	$140,480

Supplemental disclosure of other cash flow information:
Cash paid for interest	742	45,330
Income tax (refunds) payments	(336)	6,538

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	(26,330)	33,990
Decrease in equipment related to debt extinguishment	17,849	—
Decrease in notes payable in exchange for equipment	(38,610)	—
Payment-in-kind interest	—	15,871
Cashless exercise of warrants	—	3,001

See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017, in the State of Delaware and changed its name to Core Scientific, Inc. (“Old Core”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020, Old Core engaged in a holdco restructuring to facilitate a borrowing arrangement by Old Core pursuant to which Old Core was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Old Core became the stockholders of Core Scientific Holding Co. In July 2021, Core Scientific Holding Co. completed the acquisition of Blockcap, Inc. (“Blockcap”), one of Old Core’s largest hosting customers. Prior to its acquisition, Blockcap had retained Core Scientific Holding Co. to host in the data centers operated by Core Scientific Holding Co Blockcap’s industrial scale digital asset mining operations. On January 19, 2022, following the approval at the special meeting of the stockholders of Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), Core Scientific Holding Co. merged with XPDI, and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”).
Core Scientific is a best-in-class, large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers, at which time we derived almost all our revenue from third-party colocation hosting fees and the resale of digital asset mining machines. Currently, we derive the majority of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America. As of June 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee data center, which remains substantially undeveloped.

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Basis of Presentation
Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe the unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature. The interim consolidated results of operations and cash flows are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revision of Previously Issued Financial Statements
See Note 14 — Revision of Previously Issued Financial Statements.
Going Concern

The consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2023, the Company generated a net loss of $9.6 million. The Company had unrestricted cash and cash equivalents of $57.6 million as of June 30, 2023, compared to $15.9 million as of December 31, 2022. The increase in cash and cash equivalents for the six months ended June 30, 2023, primarily reflected $38.0 million of cash provided by operating activities (including $195.5 million of cash provided by changes in operating assets and liabilities), partially offset by $2.5 million of cash used in investing activities (including $1.8 million of purchases of property, plant and equipment), and by $11.0 million of cash used in financing activities. The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers.
During the six months ended June 30, 2023, the average price of bitcoin was $25,470 compared to $36,876 for the six months ended June 30, 2022. This contributed to a decrease in the Company’s mining segment revenue to $195.1 million for the six months ended June 30, 2023, as compared to $242.8 million for the six months ended June 30, 2022. In addition, as discussed in Note 8 — Commitments and Contingencies, in July 2022, one of the Company’s largest customers filed for voluntary relief under chapter 11 of the Bankruptcy Code. This, along with a reduction in the number of hosted miners, contributed to a decrease in the Company’s hosting segment revenue to $52.5 million for the six months ended June 30, 2023, as compared to $113.6 million for the six months ended June 30, 2022. These revenue declines were partially offset by a reduction in costs of revenue to $178.8 million for the six months ended June 30, 2023, as compared to $273.8 million for the six months ended June 30, 2022. These factors contributed to a decrease in the Company’s gross profit to $68.7 million for the six months ended June 30, 2023, as compared to $82.7 million for the six months ended June 30, 2022.
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
Debtor-in Possession
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions (as defined below)) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain DIP financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
and suppliers in the ordinary course for all goods and services. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of June 30, 2023 and December 31, 2022, cash equivalents included $43.3 million and $10.2 million, respectively, of highly liquid money market funds which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow under the Original DIP Credit Agreement (as defined below) and in escrow to pay for construction and development activities. As of June 30, 2023 and December 31, 2022, restricted cash of $19.2 million and $36.4 million, respectively, consisted of cash held in escrow under the Original DIP Credit Agreement.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable balance consists of amounts due from its hosting customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Bad debts are written off after all collection efforts have ceased.
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the six months ended June 30, 2023 and 2022, the Company did not record any credit losses or recoveries.
Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of $8.7 million as of June 30, 2023 and December 31, 2022.
Performance Obligations
The Company’s performance obligations relate to hosting services, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 18 to 48 months), those commitments not yet recognized as of June 30, 2023 and December 31, 2022, were $116.9 million and $159.6 million, respectively.
Deferred Revenue
The Company records contract liabilities in Deferred revenue and Other non-current liabilities on the Company’s Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s current and non-current deferred revenue balance as of June 30, 2023 and December 31, 2022, was $66.2 million and $80.4 million, respectively, all from advance payments received during the periods then ended.
In the three and six months ended June 30, 2023, the Company recognized $14.3 million and $25.9 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
In the three and six months ended June 30, 2022, the Company recognized $3.9 million and $40.7 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
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
3. CHAPTER 11 FILING AND OTHER RELATED MATTERS
Chapter 11
On December 21, 2022 (the “Petition Date”), the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
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
On July 4, 2023, the Debtors, the Administrative Agents and the Replacement DIP Lender entered into the First Amendment to the Replacement DIP Credit Credit Agreement (the “First Amendment”). For detailed discussion about the First Amendment, refer to Note 15 — Subsequent Events.
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
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million, which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
of the obligation and transfer of the equipment is a noncash transaction which occurred during the quarter ended March 31, 2023, and did not result in any gain or loss as of June 30, 2023.
Reorganization items, net and Liabilities Subject to Compromise
Effective on December 21, 2022, the Company began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the Consolidated Statements of Operations beginning December 21, 2022, the date of filing of the Chapter 11 Cases. Liabilities that may be affected by the Plan must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.
As a result of the filing of the Chapter 11 Cases on December 21, 2022, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Professional fees and other bankruptcy related costs	$17,665	$37,772
Debtor-in-possession financing costs	705	12,157
Reorganization items, net	$18,370	$49,929
The Company has incurred and continues to incur significant costs associated with the reorganization, primarily debtor-in-possession financing costs and legal and professional fees, which were classified as Reorganization items, net subsequent to our petition.
The accompanying Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 include amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Liabilities subject to compromise consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$33,373	$20,908
Accrued expenses and other current liabilities	18,880	64,493
Accounts payable, and accrued expenses and other current liabilities	$52,253	$85,401

Operating lease liability	$13,475	$13,868
Financing lease liability	68,536	70,796
Debt subject to compromise	805,876	844,695
Accrued interest on liabilities subject to compromise	12,505	12,553
Leases, debt and accrued interest	900,392	941,912
Liabilities subject to compromise	$952,645	$1,027,313
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
4. DIGITAL ASSETS
Activity related to our digital asset balances for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	June 30, 2023	June 30, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	194,917	242,842
Mining proceeds from shared hosting	4,610	—
Proceeds from sales of digital assets	(199,646)	(246,249)
Gain from sales of digital assets	1,988	13,971
Impairment of digital assets	(2,183)	(204,198)
Payment of board fee	(89)	—
Digital assets, end of period	$321	$40,664
* As of June 30, 2023, there was $1.0 million of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
Digital assets are available to be sold as a source of funds, if needed, for current operations and are classified as current assets on the Company’s Consolidated Balance Sheets. The Company had total digital assets of $0.3 million and $0.7 million, at June 30, 2023 and December 31, 2022, respectively.
The Company does not have any off-balance sheet holdings of digital assets.
5. NOTES PAYABLE
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company's debt agreements. Accordingly, all debt not reclassified as liabilities subject to compromise with original long-term stated maturities was classified as current on the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors' rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 3 — Chapter 11 Filing and Other Related Matters for further information.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Notes payable as of June 30, 2023 and December 31, 2022, consist of the following (in thousands):

	Interest Rates	Maturities	June 30, 2023	December 31, 2022
Kentucky note	5.0%	2023	$572	$529
NYDIG loan	11.0% - 15.0%	Various	—	38,573
Stockholder loan	10.0%	2023	10,000	10,000
Trinity loan	11.0%	2024	23,356	23,356
Bremer loan	5.5%	2026	18,331	18,331
Blockfi loan	9.7% - 13.1%	2023	53,913	53,913
Anchor Labs loan	12.5%	2024	25,159	25,159
Mass Mutual Barings loans	13.0%	2025	63,844	63,844
B. Riley Bridge Notes	7.0%	2023	41,777	41,777
Liberty loan	10.6%	2024	6,968	6,968
Secured Convertible Notes[1]	10.0%	2025	237,584	237,584
Other Convertible Notes[2]	10.0%	2025	322,396	322,396
Original DIP Credit Agreement[3]	10.0%	2023	—	35,547
Replacement DIP Credit Agreement[4]	10.0%	2023	26,987	—
Other			2,732	2,960
Notes payable, prior to reclassification to Liabilities subject to compromise			833,619	880,937
Less: Notes payable in Liabilities subject to compromise[5]			805,876	844,695
Unamortized discount and debt issuance costs[6]			—	(36,456)
Fair value adjustment on convertible notes[7]			—	(808,148)
Total notes payable, net			$27,743	$36,242
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
3 Original DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
4 Replacement DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
5 In connection with the Company's Chapter 11 Cases, $805.9 million and $844.7 million of outstanding notes payable have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively, at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. As of June 30, 2023 and December 31, 2022, $12.5 million and $12.6 million, respectively, of accrued interest was classified as Liabilities subject to compromise.
As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, under the NYDIG Order, the final shipment of miners that served as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
The principal amount of the Convertible Notes as of June 30, 2023, reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the merger agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any Other Convertible Notes not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Convertible Notes at the minimum payoff of two times the outstanding principal amount plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of June 30, 2023, are scheduled to mature on April 19, 2025, which includes $237.6 million for the principal amount of the Secured Convertible Notes which have payoff at maturity of two times the principal amount of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of June 30, 2023, if held to maturity was $475.2 million.

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
Level 3 Recurring Fair Value Measurements
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of June 30, 2023 and December 31, 2022, there were no Level 3 financial instruments.
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
No non-financial assets were classified as Level 3 as of June 30, 2023, or December 31, 2022.
Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, notes payable and certain accrued expenses and other current liabilities. The carrying amount of these financial instruments, other than notes payable discussed below, approximates fair value due to the short-term nature of these instruments.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$19,961	$20,430
Finance lease right-of-use assets*	Property, plant and equipment, net	$32,675	$39,803
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$423	$769
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$1,030	$720
Operating and finance lease liabilities subject to compromise	Liabilities subject to compromise	$82,023	$84,664
* December 31, 2022 revised to reflect the impact of the 2022 impairments of property, plant and equipment.
The components of lease expense were as follows (in thousands):

		Three Months Ended June 30,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$224	$154
Short-term lease expense	General and administrative expenses	182	287
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	3,572	8,699
Interest on lease liabilities	Interest expense, net	433	2,248
Total finance lease expense		4,005	10,947
Total lease expense		$4,411	$11,388

		Six Months Ended June 30,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$598	$309
Short-term lease expense	General and administrative expenses	362	477
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	7,128	18,523
Interest on lease liabilities	Interest expense, net	742	4,339
Total finance lease expense		7,870	22,862
Total lease expense		$8,830	$23,648
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Information relating to the lease term and discount rate is as follows:

	June 30, 2023	June 30, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	10.7	21.5
Finance leases	1.5	2.5
Weighted Average Discount Rate
Operating leases	6.5%	6.4%
Finance leases	12.8%	11.0%

The following tables summarizes the Company’s supplemental cash flow information (in thousands):

	Three Months Ended June 30,
	2023	2022
Lease Payments
Operating lease payments	$261	$101
Finance lease payments	$1,168	$15,169
Supplemental Noncash Information
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$—

	Six Months Ended June 30,
	2023	2022
Lease Payments
Operating lease payments	$598	$202
Finance lease payments	$2,248	$27,526
Supplemental Noncash Information
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$10,557

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at June 30, 2023, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2023	$1,468	$35,935
2024	1,810	39,108
2025	1,866	1,862
2026	1,924	3
2027	1,985	—
Thereafter	12,037	—
Total lease payments	21,090	76,908
Less: imputed interest	6,162	8,372
Less: Liabilities subject to compromise	13,475	68,536
Total	$1,453	$—

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Balance Sheet Classification
As discussed in 5 — Notes Payable, in October 2022, the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods (which have passed) and pursuant to any confirmed plan of reorganization, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. Remedies available under these debt facilities are stayed while the Company is under Chapter 11 protections. The Company has classified all of its finance lease liabilities as Liabilities subject to compromise as of June 30, 2023 and December 31, 2022.
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
In July 2022, one of the Company’s largest customers, Celsius Mining LLC (“Celsius”), along with its parent company and certain affiliates, filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of New York. On September 28, 2022, Celsius filed a motion in the Chapter 11 case alleging that the Company is violating the automatic stay with respect to the Master Services Agreement between Celsius and the Company (the “Celsius Agreement”). Celsius is also using its Chapter 11 proceeding to withhold payment of certain charges billed to Celsius pursuant to the Celsius Agreement. The Company strongly disagrees with the allegations made in the Celsius motion and the interpretation of the Celsius Agreement espoused therein and is vigorously defending its interests, including seeking resolution from the bankruptcy court and payment of any outstanding amounts owed under the Celsius Agreement (subject to applicable bankruptcy law in the Celsius Chapter 11 case). The parties agreed to stay the proceedings indefinitely and on December 8, 2022, the Company terminated the Celsius Agreement. The Bankruptcy Court approved the Company’s motion to reject the Celsius Agreement on January 4, 2023. Celsius has filed a proof of claim for damages for breach of the Celsius Agreement. An adverse ruling by the bankruptcy court with respect to Celsius’ allegations would have a material effect on the Company’s business, financial condition, results of operations and cash flows. As of June 30, 2023, the Company had accrued $8.7 million as an allowance against amounts due from Celsius.
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
In November 2022, plaintiff Mei Peng filed a putative class action in the United States District Court, Western District of Texas, Austin Division, asserting that the Company violated the Securities Exchange Act of 1934, as amended, by failing to disclose to investors, among other things, that the Company was vulnerable to litigation, that certain clients had breached their agreements, and

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
that this impacted the Company's profitability and ability to continue as a going concern. On May 5, 2023, plaintiff filed an amended complaint removing the Company as a defendant and asserting that certain officers, directors and former officers and directors of the Company violated the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, as a result of allegedly false and misleading statements regarding the business of the Company.
As of June 30, 2023 and December 31, 2022, there were no other material loss contingency accruals for legal matters.
Leases—See Note 7 — Leases for further information.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of June 30, 2023, we had unvested or unexercised stock-based awards outstanding representing approximately 62.0 million shares of our common stock, consisting of approximately 39.9 million RSAs and RSUs with a weighted average per share fair value of $2.84, and options to purchase approximately 22.0 million shares of our common stock with a weighted average exercise price of $8.81.
During the three and six months ended June 30, 2023, the Company did not grant any stock options, RSUs or RSAs.
During the three and six months ended June 30, 2023, 0.7 million and 1.9 million stock options were cancelled, respectively, and 0.5 million and 5.3 million RSAs and RSUs were forfeited, respectively.
Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, is included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,507	$16,882	$2,104	$18,921
Research and development	368	13,177	810	15,059
Sales and marketing	539	9,132	1,044	9,590
General and administrative	11,866	71,807	22,595	93,225
Total stock-based compensation expense	$14,280	$110,998	$26,553	$136,795

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was approximately $69.4 million, which is expected to be recognized over a weighted average time period of 2.6 years. As of June 30, 2023, the Company had approximately $56.8 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 2.5 years, and an additional $15.8 million of unrecognized stock-based compensation expense related to RSUs for which some or all of the requisite service had been provided under the service conditions but had performance conditions that had not yet been achieved.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The income tax expense and effective income tax rate for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Income tax expense	$129	$(48,650)	$233	$(6,244)
Effective income tax rate	(1.4)%	5.7%	(2.5)%	0.5%
For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.2 million, respectively of income tax expense. The Company's estimated annual effective income tax rate is (2.5)%, compared to the U.S. federal statutory rate of 21.0% due to a change in the valuation allowance 9.3%, state taxes (1.4)%, non-deductible transaction costs (29.2)% and other items (2.2)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three months ended June 30, 2022, discrete tax expense of $0.4 million was included in the $48.7 million of income tax benefit. The Company’s estimated annual effective income tax rate without discrete items was 1.1%, compared to the U.S. federal statutory rate of 21.0% due to the fair value adjustment on debt instruments (2.6)%, change in valuation allowance (5.5)%, goodwill impairment (11.6)%, non-deductible interest (0.8)%, and other items 0.8%. For the six months ended June 30, 2022, discrete tax expense of $7.7 million was included in the $6.2 million of income tax benefit.
11. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,260)	$(810,475)	$(9,648)	$(1,276,679)

Weighted average shares outstanding - basic	375,779	324,967	375,875	316,269
Add: Dilutive share-based compensation awards	—	—	—	—
Weighted average shares outstanding - diluted	375,779	324,967	375,875	316,269

Net income (loss) per share - basic	(0.02)	$(2.49)	$(0.03)	$(4.04)
Net income (loss) per share - diluted	(0.02)	$(2.49)	$(0.03)	$(4.04)
Potentially dilutive securities include securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares and warrants for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	22,025	30,588	22,025	30,588
Warrants	14,892	18,311	14,892	18,311
Restricted stock and restricted stock units	39,937	52,064	39,937	52,064
Convertible Notes	69,988	68,126	69,988	68,126
SPAC Vesting Shares	1,725	1,725	1,725	1,725
Total potentially dilutive securities	148,567	170,814	148,567	170,814

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
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
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hosting Segment
Revenue:
Hosting revenue	$29,830	$38,936	$52,459	$72,150
Equipment sales	—	15,194	—	41,499
Total revenue	29,830	54,130	52,459	113,649
Cost of revenue:
Cost of hosting services	23,107	43,644	39,305	74,875
Cost of equipment sales	—	13,541	—	36,076
Total cost of revenue	23,107	57,185	39,305	110,951
Gross profit (loss)	$6,723	$(3,055)	$13,154	$2,698
Mining Segment
Revenue:
Digital asset mining income	$97,082	$109,842	$195,108	$242,842
Total revenue	97,082	109,842	195,108	242,842
Cost of revenue:
Cost of digital asset mining	66,846	94,070	139,522	162,820
Total cost of revenue	66,846	94,070	139,522	162,820
Gross profit	$30,236	$15,772	$55,586	$80,022
Consolidated
Consolidated total revenue	$126,912	$163,972	$247,567	$356,491
Consolidated cost of revenue	$89,953	$151,255	$178,827	$273,771
Consolidated gross profit	$36,959	$12,717	$68,740	$82,720
For the three months ended June 30, 2023 and 2022, cost of revenue included depreciation expense of $1.5 million and $2.6 million, respectively for the Hosting segment. For the three months ended June 30, 2023 and 2022, cost of revenue included depreciation expense of $18.8 million and $46.5 million, respectively for the Mining segment.
For the six months ended June 30, 2023 and 2022, cost of revenue included depreciation expense of $1.8 million and $4.8 million, respectively for the Hosting segment. For the six months ended June 30, 2023 and 2022, cost of revenue included depreciation expense of $38.8 million and $85.9 million, respectively for the Mining segment.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of June 30, 2023 and December 31, 2022, all of the Company’s fixed assets were located in the United States. For the three and six months ended June 30, 2023 and 2022, all of the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2023, 76% and 79%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of June 30, 2023, substantially all of our digital assets were held by one third-party digital asset service. As of December 31, 2022, substantially all of our digital assets were held by two third-party digital asset services.
For the three and six months ended June 30, 2023 and June 30, 2022, the concentration of customers comprising 10% or more of the Company’s total revenue are as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	Percent of total revenue:		Percent of Hosting segment revenue:
Customer
D	11%	N/A	49%	N/A

	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Percent of total revenue:		Percent of Hosting segment revenue:
Customer
D	10%	N/A	49%	N/A

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reportable segment gross profit	$36,959	$12,717	$68,740	$82,720
Loss on legal settlement	(85)	—	(85)	—
Gain from sales of digital assets	931	11,808	1,995	13,971
Impairment of digital assets	(1,127)	(150,213)	(2,183)	(204,198)
Impairment of goodwill and other intangibles	—	(790,753)	—	(790,753)
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	(174)	(13,057)
Operating expenses:
Research and development	1,640	14,773	3,055	18,113
Sales and marketing	1,084	10,238	2,092	11,636
General and administrative	24,396	90,874	46,160	131,034
Total operating expenses	27,120	115,885	51,307	160,783
Operating income (loss)	9,384	(1,045,383)	16,986	(1,072,100)
Non-operating expenses (income), net:
Gain on debt extinguishment	—	—	(20,761)	—
Interest (income) expense, net	(36)	27,116	121	48,792
Fair value adjustment on convertible notes	—	(195,061)	—	190,976
Fair value adjustment on derivative warrant liabilities	—	(22,189)	—	(32,464)
Reorganization items, net	18,370	—	49,929	—
Other non-operating expenses (income), net	181	3,876	(2,888)	3,519
Total non-operating expenses (income), net	18,515	(186,258)	26,401	210,823
Loss before income taxes	$(9,131)	$(859,125)	$(9,415)	$(1,282,923)
13. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three and six months ended June 30, 2023, the Company recognized hosting revenue from the contracts with these entities of $3.5 million and $7.2 million, respectively. For the three and six months ended June 30, 2022, the Company recognized hosting revenue from the contracts with these entities of $7.6 million and $13.5 million, respectively.
In addition, for the three and six months ended June 30, 2023, there was no equipment sales revenue recognized to these same various entities. For the three and six months ended June 30, 2022, there was equipment sales revenue recognized of $11.7 million and $37.6 million to these same various entities. A nominal amount was receivable from these entities as of June 30, 2023 and December 31, 2022.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three and six months ended June 30, 2023, the Company did not incur personal aircraft reimbursements. For the three and six months ended June 30, 2022, the Company incurred reimbursements of $0.8 million and $1.2 million, respectively. As of June 30, 2023 and December 31, 2022, there was no reimbursements payable.
14. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the review of the Company’s consolidated financial statements for the three and six months ended June 30, 2023, the Company identified an error in in which cost of revenue from the three months ended June 30, 2023 was recorded during the three months ended March 31, 2023. The error resulted in an overstatement in cost of revenue for the three months ended March 31, 2023.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
This error also resulted in an overstatement of accrued expenses and other current liabilities as of March 31, 2023. Based on management’s evaluation of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned errors were not material to the Company’s previously filed March 31, 2023 consolidated financial statements. This is further supported by the fact that the error would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.
The following table presents the effect of the revision on the Company’s Consolidated Balance Sheets (in thousands):

	March 31, 2023
	As Corrected	As Filed	Change
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accrued expenses and other current liabilities	$47,299	$58,596	$(11,297)
Total Current Liabilities	203,449	214,746	(11,297)
Total Liabilities	1,157,480	1,168,777	(11,297)
Stockholders’ Deficit:
Accumulated deficit	(2,174,138)	(2,185,435)	11,297
Total Stockholders’ Deficit	$(397,461)	$(408,758)	$11,297

The following table presents the effect of the revision on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	As Corrected	As Filed	Change
Cost of revenue:
Cost of hosting services	$16,198	$18,826	$(2,628)
Cost of digital asset mining	72,676	81,345	(8,669)
Total cost of revenue	88,874	100,171	(11,297)
Gross profit	31,781	20,484	11,297
Operating income (loss)	7,602	(3,695)	11,297
Loss before income taxes	(284)	(11,581)	11,297
Net loss	(388)	(11,685)	11,297
Net loss per share:
Basic	$—	$(0.03)	$0.03
Diluted	$—	$(0.03)	$0.03

Weighted average shares outstanding:
Basic	375,419	375,419	—
Diluted	375,419	375,419	—

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The following table presents the effect of the revision on the Company’s Consolidated Statements of Changes in Stockholders’ Deficit (in thousands):

	Three Months Ended March 31, 2023
	Accumulated Deficit	Total Stockholders’ Deficit
As corrected - Net loss	$(388)	$(388)
As filed - Net loss	$(11,685)	$(11,685)
Change - Net loss	$11,297	$11,297

As corrected - Balance at March 31, 2023	$(2,174,138)	$(397,461)
As filed - Balance at March 31, 2023	$(2,185,435)	$(408,758)
Change - Balance at March 31, 2023	$11,297	$11,297
The following table presents the effect of the revision on the Company’s Consolidated Statements of Cash Flow (in thousands):

	Three Months Ended March 31, 2023
	As Corrected	As Filed	Change
Cash flows from Operating Activities:
Net loss	$(388)	$(11,685)	$11,297
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other	(906)	10,391	(11,297)

Net cash provided by (used in) operating activities	$19,942	$19,942	$—

Net increase (decrease) in cash, cash equivalents and restricted cash	$17,052	$17,052	$—
Cash, cash equivalents and restricted cash—beginning of period	52,240	52,240	—
Cash, cash equivalents and restricted cash—end of period	$69,292	$69,292	$—
15. SUBSEQUENT EVENTS
On July 4, 2023, the Debtors, the Administrative Agent and the Replacement DIP Lenders entered into a First Amendment to the Replacement DIP Credit Agreement (the “First Amendment”). The First Amendment, among other things, provides (i) that the Debtors may make certain transfers or payments in connection with settlements of certain third-party claims as described in the First Amendment and (ii) for a reduction in the excess cash threshold amount to the sum of $40.0 million and an amount (which shall not be less than zero) equal to $5.0 million less the amount of any payments on account of prepetition claims, liens or cure costs made by any Obligor after June 30, 2023. This excess cash threshold amount reduction resulted in the Debtors making an additional $6.2 million mandatory prepayment under the Replacement DIP Credit Agreement on July 7, 2023.

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

Overview
Core Scientific is a best-in-class, large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers, at which time we derived almost all our revenue from third-party colocation hosting fees and the resale of digital asset mining machines. Currently, we derive the majority of our revenue from self-mining bitcoin. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 607 MW for the three months ending June 30, 2023. As of June 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee data center, which remains substantially undeveloped.
Our total revenue was $126.9 million and $164.0 million for the three months ended June 30, 2023 and 2022, respectively. We had operating income of $9.4 million and an operating loss of $1.0 billion for the three months ended June 30, 2023 and 2022, respectively. We had a net loss of $9.3 million and a net loss of $810.5 million for the three months ended June 30, 2023 and 2022, respectively. Our Adjusted EBITDA was $44.8 million and $59.1 million for the three months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Our total revenue was $247.6 million and $356.5 million for the six months ended June 30, 2023 and 2022, respectively. We had operating income of $17.0 million and an operating loss of $1.1 billion for the six months ended June 30, 2023 and 2022, respectively. We had a net loss of $9.6 million and a net loss of $1.3 billion for the six months ended June 30, 2023 and 2022, respectively. Our Adjusted EBITDA was $84.8 million and $152.2 million for the six months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure.
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
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time-to-time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”).

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
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which did not result in any gain or loss at June 30, 2023.
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
Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota and Texas are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. We are one of the largest blockchain infrastructure, digital asset mining, and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 607 MW for the three months ended June 30, 2023. As of June 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee data center which remains substantially undeveloped. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our and our users’ digital asset mining operations. We pay for these new miners in installments, with payment due in advance of the scheduled delivery dates set forth in the applicable purchase agreement. We allocate in advance our mining equipment orders between our self -mining operations and our hosting operations conducted on behalf of customers based on our estimates of where such equipment can most profitably and efficiently be used and in accordance with contractual arrangements with our customers. As of June 30, 2023, all new miners have been paid for in arrangements with our customers.
As of June 30, 2023, we had deployed approximately 210,900 bitcoin miners, which number consists of approximately 144,900 self-miners and approximately 66,000 hosted miners, which represented 15.1 EH/s and 7.2 EH/s for self-miners and hosted miners, respectively.
The tables below summarizes the total number of self- and hosted miners in operation as of June 30, 2023 and December 31, 2022 (miners in thousands):

	Bitcoin Miners in Operation as of June 30, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.1	144.9
Hosted miners	7.2	66.0
Total mining equipment	22.3	210.9

	Bitcoin Miners in Operation as of December 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	153.0
Hosted miners	8.0	81.0
Total mining equipment	23.7	234.0
During the fourth quarter of December 31, 2022, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously-hosted ASIC servers were removed from our data center facilities and returned to the customers.

Summary of Digital Asset Activity
Activity related to our digital asset balances for the six months ended June 30, 2023 and 2022, were as follows (in thousands):

	June 30, 2023	June 30, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	194,917	242,842
Mining proceeds from shared hosting	4,610	—
Proceeds from sales of digital assets	(199,646)	(246,249)
Gain from sales of digital assets	1,988	13,971
Impairment of digital assets	(2,183)	(204,198)
Payment of board fee	(89)	—
Digital assets, end of period	$321	$40,664
* As of June 30, 2023, there was $1.0 million of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business metrics, see the sections titled “Self-Mining Hash Rate” and “Adjusted EBITDA” (below).

	June 30,
	2023	2022
Self-Mining Hash rate (Exahash per second)	15.1	10.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA (in millions)	$44.8	$59.1	$84.8	$152.2

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
Our self-mining hash rate was 15.1 EH/s and 10.3 EH/s as of June 30, 2023 and 2022, respectively representing a 47% increase year over year.

Our combined self-mining and customer and related party hosting hash rate grew 25%, to 22.3 EH/s as of June 30, 2023 from 17.9 EH/s as of June 30, 2022.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA
Net loss	$(9,260)	$(810,475)	$(9,648)	$(1,276,679)
Adjustments:
Interest expense, net	(36)	27,116	121	48,792
Income tax expense	129	(48,650)	233	(6,244)
Depreciation and amortization	20,473	49,835	40,567	91,974
Gain on debt extinguishment	—	—	(20,761)	—
Stock-based compensation expense	14,280	110,998	26,553	136,795
Fair value adjustment on derivative warrant liabilities	—	(22,189)	—	(32,464)
Fair value adjustment on convertible notes	—	(195,061)	—	190,976
Loss on legal settlement	85	—	85	—
Gain from sales of digital assets	(931)	(11,808)	(1,995)	(13,971)
Impairment of digital assets	1,127	150,213	2,183	204,198
Impairment of goodwill and other intangibles	—	790,753	—	790,753
Losses on exchange or disposal of property, plant and equipment	174	13,057	174	13,057
Gain on sale of intangible assets	—	(5,904)	—	(5,904)
Cash restructuring charges	—	1,445	—	1,445
Reorganization items, net	18,370	—	49,929	—
Fair value adjustment on acquired vendor liability	—	9,789	—	9,430
Non-cash and other items	406	(8)	(2,663)	(6)
Adjusted EBITDA	$44,817	$59,111	$84,778	$152,152
Components of Results of Operations
Revenue
Our revenue consists primarily of returns from our hosting operations, including the sales of mining equipment to be hosted in our data centers and digital asset mining income.
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the three months ended June 30, 2023, we initiated our first new customer contracts based on proceed sharing. Under these new contracts, customers pay for the cost of hosting and infrastructure and we share the proceeds that are generated. See Item 13 - “Certain Relationships and Related Transactions, and Director Independence,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Loss on legal settlement
Loss on legal settlements represent cost incurred for resolution of a legal settlement with a vendor.
Gain from sales of digital assets
Gain from sales of digital assets consists of gain on sales of digital assets.
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
Non-operating expenses (income), net:
Non-operating expenses, net includes gain on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities, reorganization items, net and other non-operating (income) expenses, net.
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

Results of Operations for the Three Months Ended June 30, 2023 and 2022
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$26,316	$31,338	$(5,022)	(16)%
Hosting revenue from related parties	3,514	7,598	(4,084)	(54)%
Equipment sales to customers	—	3,507	(3,507)	NM
Equipment sales to related parties	—	11,687	(11,687)	NM
Digital asset mining revenue	97,082	109,842	(12,760)	(12)%
Total revenue	126,912	163,972	(37,060)	(23)%
Cost of revenue:
Cost of hosting services	23,107	43,644	(20,537)	(47)%
Cost of equipment sales	—	13,541	(13,541)	NM
Cost of digital asset mining	66,846	94,070	(27,224)	(29)%
Total cost of revenue	89,953	151,255	(61,302)	(41)%
Gross profit	36,959	12,717	24,242	191%
Loss on legal settlement	(85)	—	(85)	NM
Gain from sales of digital assets	931	11,808	(10,877)	(92)%
Impairment of digital assets	(1,127)	(150,213)	149,086	NM
Impairment of goodwill and other intangibles	—	(790,753)	790,753	NM
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	12,883	NM
Operating expenses:
Research and development	1,640	14,773	(13,133)	(89)%
Sales and marketing	1,084	10,238	(9,154)	(89)%
General and administrative	24,396	90,874	(66,478)	(73)%
Total operating expenses	27,120	115,885	(88,765)	(77)%
Operating income (loss)	9,384	(1,045,383)	1,054,767	NM
Non-operating expenses (income), net:
Interest (income) expense, net	(36)	27,116	(27,152)	(100)%
Fair value adjustment on convertible notes	—	(195,061)	195,061	NM
Fair value adjustment on derivative warrant liabilities	—	(22,189)	22,189	NM
Reorganization items, net	18,370	—	18,370	NM
Other non-operating expenses, net	181	3,876	(3,695)	NM
Total non-operating expenses (income), net	18,515	(186,258)	204,773	NM
Loss before income taxes	(9,131)	(859,125)	849,994	NM
Income tax expense (benefit)	129	(48,650)	48,779	NM
Net loss	$(9,260)	$(810,475)	$801,215	NM
NM - Not Meaningful

Revenue

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$26,316	$31,338	$(5,022)	(16)%
Hosting revenue from related parties	3,514	7,598	(4,084)	(54)%
Equipment sales to customers	—	3,507	(3,507)	NM
Equipment sales to related parties	—	11,687	(11,687)	NM
Digital asset mining revenue	97,082	109,842	(12,760)	(12)%
Total revenue	$126,912	$163,972	$(37,060)	(23)%
Percentage of total revenue:
Hosting revenue from customers	21%	19%
Hosting revenue from related parties	3%	5%
Equipment sales to customers	—%	2%
Equipment sales to related parties	—%	7%
Digital asset mining revenue	76%	67%
Total revenue	100%	100%
Total revenue decreased by $37.1 million to $126.9 million for the three months ended June 30, 2023, from $164.0 million for the three months ended June 30, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $5.0 million or 16%, to $26.3 million for the three months ended June 30, 2023, from $31.3 million for the three months ended June 30, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates, partially offset by the deployment of additional miners for existing customers as well as the addition of several hosted miners related to our shared proceeds hosting customers for the three months ended June 30, 2023.
Total hosting revenue from related parties decreased by $4.1 million or 54%, to $3.5 million for the three months ended June 30, 2023, from $7.6 million for the three months ended June 30, 2022. The decrease in related party hosting revenue was primarily driven by the termination of hosting contracts during the three months ended June 30, 2023.
Equipment sales to customers decreased by $3.5 million or 100%, to nil for the three months ended June 30, 2023, from $3.5 million for the three months ended June 30, 2022. The decrease in equipment sales to customers was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Equipment sales to related parties decreased by $11.7 million or 100%, to nil for the three months ended June 30, 2023, from $11.7 million for the three months ended June 30, 2022. The decrease in equipment sales to related parties was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Digital asset mining revenue decreased by $12.8 million to $97.1 million for the three months ended June 30, 2023, from $109.8 million for the three months ended June 30, 2022. The year over year decrease in mining revenue was driven primarily by a 14% decrease in the price of bitcoin and an 88% increase in the global bitcoin network hash rate, partially offset by the increase in our self-mining hash rate driven by an increase in the number of mining units deployed. Our self-mining hash rate increased by 47%, to 15.1 EH/s for the three months ended June 30, 2023, from 10.3 EH/s for the three months ended June 30, 2022. The total number of bitcoins mined for the three months ended June 30, 2023, was 3,470 compared to 3,365 for the three months ended June 30, 2022. The average price of bitcoin for the three months ended June 30, 2023, was $28,034 as compared to $32,502 for the three months ended June 30, 2022.

Cost of revenue

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$89,953	$151,255	$(61,302)	(41)%
Gross profit	36,959	12,717	24,242	191%
Gross margin	29%	8%
Cost of revenue decreased by $61.3 million or 41%, to $90.0 million for the three months ended June 30, 2023, from $151.3 million for the three months ended June 30, 2022. As a percentage of total revenue, cost of revenue totaled 71% and 92% for the three months ended June 30, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to decreased depreciation expense of $28.7 million driven by an adjustment to the depreciable base for the deployed self-mining units, lower stock-based compensation of $15.4 million as prior year included vesting acceleration associated with the acquisition of BlockCap, and $13.5 million of lower equipment sales costs due the Company exiting the selling of equipment
Loss on legal settlements
The loss on legal settlement of $0.1 million for the three months ended June 30, 2023, represent cost incurred for resolution of a legal settlement with a vendor.
Gain from sales of digital assets

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$931	$11,808	$(10,877)	(92)%
Percentage of total revenue	1%	7%
Gain from sales of digital assets decreased by $10.9 million to $0.9 million for the three months ended June 30, 2023, from a gain of $11.8 million for the three months ended June 30, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended June 30, 2023, the carrying value of our digital assets sold was $102.5 million and proceeds were $101.2 million. For the three months ended June 30, 2022, the carrying value of our digital assets sold was $235.3 million and the sales price was $247.1 million.
Impairment of digital assets

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(1,127)	$(150,213)	$149,086	NM
Percentage of total revenue	(1)%	(92)%
Impairment of digital assets decreased by $149.1 million to $1.1 million for the three months ended June 30, 2023, from $150.2 million for the three months ended June 30, 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $0.3 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively.
Impairment of goodwill and other intangibles

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$—	$(790,753)	$790,753	NM
Percentage of total revenue	—%	(482)%
Impairment of goodwill and other intangibles decreased by $790.8 million to nil for the three months ended June 30, 2023, from $790.8 million for the three months ended June 30, 2022. The Company identified a triggering event as of June 30, 2022 due to a decline in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining segment exceeded its fair value and, as such, recorded a $788.7 million impairment of goodwill in its Mining reporting unit. In addition, as part of the restructuring activities during the second quarter of 2022, the Company determined that $2.0 million of software intangible assets would no longer be used.
Losses on exchange or disposal of property, plant and equipment

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(174)	$(13,057)	$12,883	NM
Percentage of total revenue	—%	(8)%
Losses on exchange or disposal of property, plant and equipment decreased by $12.9 million to $0.2 million for the three months ended June 30, 2023, from $13.1 million for the three months ended June 30, 2022. The decrease was due to a noncash exchange of mining equipment during 2022.
Operating Expenses
Research and development

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$1,640	$14,773	$(13,133)	(89)%
Percentage of total revenue	1%	9%
Research and development expenses decreased by $13.1 million or 89%, to $1.6 million for the three months ended June 30, 2023, from $14.8 million for the three months ended June 30, 2022. The decrease was driven by lower stock-based compensation of $12.8 million as prior year included vesting acceleration associated with the acquisition of BlockCap, a decrease in professional fees of $0.2 million, and lower personnel and employee related expenses of $0.1 million.

Sales and marketing

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$1,084	$10,238	$(9,154)	(89)%
Percentage of total revenue	1%	6%
Sales and marketing expenses decreased by $9.2 million or 89%, to $1.1 million for the three months ended June 30, 2023, from $10.2 million for the three months ended June 30, 2022. The decrease was primarily driven by $8.6 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $0.3 million lower personnel and related expenses, and $0.2 million lower advertising and marketing expenses.
General and administrative

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$24,396	$90,874	$(66,478)	(73)%
Percentage of total revenue	19%	55%
General and administrative expenses decreased by $66.5 million to $24.4 million for the three months ended June 30, 2023, from $90.9 million for the three months ended June 30, 2022. The decrease was primarily driven by $59.9 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $2.5 million of lower payroll and benefit costs associated with lower headcount, $1.7 million of lower professional fees primarily related to expenses in the prior year to support public company readiness, $0.6 million of reduced depreciation and amortization, $0.5 million lower employee related expenses such as travel and software, and $0.5 million of lower business insurance, partially offset by $1.0 million higher utilities costs and other miscellaneous expenses.
Non-operating expenses (income), net

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses (income), net:	(in thousands, except percentages)
Interest expense, net	(36)	27,116	(27,152)	(100)%
Fair value adjustment on convertible notes	—	(195,061)	195,061	NM
Fair value adjustment on derivative warrant liabilities	—	(22,189)	22,189	NM
Reorganization items, net	18,370	—	18,370	NM
Other non-operating income, net	181	3,876	(3,695)	NM
Total non-operating expenses (income), net	$18,515	$(186,258)	$204,773	NM
Total non-operating expenses, net increased by $204.8 million, to $18.5 million for the three months ended June 30, 2023, from non-operating income, net of $186.3 million for the three months ended June 30, 2022. The increase in non-operating expenses, net was primarily driven by a fair value adjustment on convertible notes of $195.1 million (excluding interest expense and changes in instrument-specific credit risk) for the three months ended June 30, 2022, compared to no adjustment for the same period in 2023, partially offset by a $18.4 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition in the second quarter of 2023.

Income tax expense (benefit)

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense (benefit)	$129	$(48,650)	$48,779	NM
Percentage of total revenue	—%	(30)%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended June 30, 2023, our income tax expense was $0.1 million. For the three months ended June 30, 2022, our income tax benefit was $48.7 million. The Company's effective tax rate for the three months ended June 30, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$29,830	$38,936	$(9,106)	(23)%
Equipment sales	—	15,194	(15,194)	(100)%
Total revenue	29,830	54,130	(24,300)	(45)%
Cost of revenue:
Cost of hosting services	23,107	43,644	(20,537)	(47)%
Cost of equipment sales	—	13,541	(13,541)	(100)%
Total cost of revenue	$23,107	$57,185	$(34,078)	(60)%
Gross profit (loss)	$6,723	$(3,055)	$9,778	NM
Hosting Margin	23%	(6)%
Mining Segment
Digital asset mining revenue	$97,082	$109,842	$(12,760)	(12)%
Total revenue	97,082	109,842	(12,760)	(12)%
Cost of revenue	66,846	94,070	(27,224)	(29)%
Gross profit	$30,236	$15,772	$14,464	92%
Mining Margin	31%	14%
Consolidated
Consolidated total revenue	$126,912	$163,972	$(37,060)	(23)%
Consolidated cost of revenue	$89,953	$151,255	$(61,302)	(41)%
Consolidated gross profit	$36,959	$12,717	$24,242	191%
For the three months ended June 30, 2023, cost of revenue included depreciation expense of $1.5 million for the Hosting segment and $18.8 million for the Mining segment. For the three months ended June 30, 2022, cost of revenue included depreciation expense of $2.6 million for the Hosting segment and $46.5 million for the Mining segment.
For the three months ended June 30, 2023 and 2022, the top customer accounted for approximately 49% and 10%, respectively, of the Hosting’s segment total revenue.
For the three months ended June 30, 2023, gross profit in the Hosting segment increased $9.8 million compared to the three months ended June 30, 2022, reflecting a Hosting segment gross margin of 23% for the three months ended June 30, 2023, compared to a gross loss margin of 6% for the three months ended June 30, 2022. The increase in Hosting segment gross margin for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 was primarily due to decreased equipment sales costs driven by the Company’s decision to exit the Equipment Sales business, and a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap. The increase in the Hosting and Equipment Sales segment gross profit margin was partially offset by a decrease in hosting revenue driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates, and higher power costs as a percentage of segment revenues.
For the three months ended June 30, 2023, gross profit in the Mining segment increased $14.5 million compared to the three months ended June 30, 2022, due to a higher Mining segment gross profit margin of 31% for the three months ended June 30, 2023, compared to 14% for the three months ended June 30, 2022. The increase in the Mining segment gross profit margin was primarily due to a decrease in depreciation as a percentage of segment revenues, which was driven by an impairment adjustment to the depreciable base for the deployed self-mining units, a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap, and an increase in our self-mining hash rate, which was 15.1 EH/s for the three months ended June 30, 2023, compared to 10.3 EH/s for the three months ended June 30, 2022. The increase in the Mining segment gross profit margin was partially offset by higher power costs as a percentage of segment revenues and by a 14% decrease in the average price of bitcoin.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$36,959	$12,717	$24,242	191%
Loss on legal settlement	(85)	—	(85)	NM
Gain from sales of digital assets	931	11,808	(10,877)	(92)%
Impairment of digital assets	(1,127)	(150,213)	149,086	NM
Impairment of goodwill and other intangibles	—	(790,753)	790,753	NM
Impairment of property, plant and equipment	—	—	—	NM
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	12,883	NM
Operating expenses:
Research and development	1,640	14,773	(13,133)	(89)%
Sales and marketing	1,084	10,238	(9,154)	(89)%
General and administrative	24,396	90,874	(66,478)	(73)%
Total operating expenses	27,120	115,885	(88,765)	(77)%
Operating income (loss)	9,384	(1,045,383)	1,054,767	NM
Non-operating expenses (income), net:
Interest (income) expense, net	(36)	27,116	(27,152)	(100)%
Fair value adjustment on derivative warrant liabilities	—	(22,189)	22,189	NM
Fair value adjustment on convertible notes	—	(195,061)	195,061	NM
Reorganization items, net	18,370	—	18,370	NM
Other non-operating income, net	181	3,876	(3,695)	(95)%
Total non-operating expenses (income), net	18,515	(186,258)	204,773	NM
Loss before income taxes	$(9,131)	$(859,125)	$849,994	NM

Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$45,225	$58,676	$(13,451)	(23)%
Hosting revenue from related parties	7,234	13,474	(6,240)	(46)%
Equipment sales to customers	—	3,923	(3,923)	NM
Equipment sales to related parties	—	37,576	(37,576)	NM
Digital asset mining revenue	195,108	242,842	(47,734)	(20)%
Total revenue	247,567	356,491	(108,924)	(31)%
Cost of revenue:
Cost of hosting services	39,305	74,875	(35,570)	(48)%
Cost of equipment sales	—	36,076	(36,076)	NM
Cost of digital asset mining	139,522	162,820	(23,298)	(14)%
Total cost of revenue	178,827	273,771	(94,944)	(35)%
Gross profit	68,740	82,720	(13,980)	(17)%
Loss on legal settlement	(85)	—	(85)	NM
Gain from sales of digital assets	1,995	13,971	(11,976)	(86)%
Impairment of digital assets	(2,183)	(204,198)	202,015	NM
Impairment of goodwill and other intangibles	—	(790,753)	790,753	NM
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	12,883	NM
Operating expenses:
Research and development	3,055	18,113	(15,058)	(83)%
Sales and marketing	2,092	11,636	(9,544)	(82)%
General and administrative	46,160	131,034	(84,874)	(65)%
Total operating expenses	51,307	160,783	(109,476)	(68)%
Operating income (loss)	16,986	(1,072,100)	1,089,086	NM
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—	(20,761)	NM
Interest expense, net	121	48,792	(48,671)	(100)%
Fair value adjustment on convertible notes	—	190,976	(190,976)	NM
Fair value adjustment on derivative warrant liabilities	—	(32,464)	32,464	NM
Reorganization items, net	49,929	—	49,929	NM
Other non-operating (income) expenses, net	(2,888)	3,519	(6,407)	NM
Total non-operating expenses, net	26,401	210,823	(184,422)	(87)%
Loss before income taxes	(9,415)	(1,282,923)	1,273,508	NM
Income tax expense (benefit)	233	(6,244)	6,477	NM
Net loss	$(9,648)	$(1,276,679)	$1,267,031	NM
NM - Not Meaningful

Revenue

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$45,225	$58,676	$(13,451)	(23)%
Hosting revenue from related parties	7,234	13,474	(6,240)	(46)%
Equipment sales to customers	—	3,923	(3,923)	NM
Equipment sales to related parties	—	37,576	(37,576)	NM
Digital asset mining revenue	195,108	242,842	(47,734)	(20)%
Total revenue	$247,567	$356,491	$(108,924)	(31)%
Percentage of total revenue:
Hosting revenue from customers	18%	16%
Hosting revenue from related parties	3%	4%
Equipment sales to customers	—%	1%
Equipment sales to related parties	—%	11%
Digital asset mining revenue	79%	68%
Total revenue	100%	100%
Total revenue decreased by $108.9 million to $247.6 million for the six months ended June 30, 2023, from $356.5 million for the six months ended June 30, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $13.5 million or 23%, to $45.2 million for the six months ended June 30, 2023, from $58.7 million for the six months ended June 30, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates and the associated reduction in the total number of hosting miners in the fleet for the six months ended June 30, 2023.
Total hosting revenue from related parties decreased by $6.2 million or 46%, to $7.2 million for the six months ended June 30, 2023, from $13.5 million for the six months ended June 30, 2022. The decrease in related party hosting revenue was primarily driven by the termination of hosting contracts during the fourth quarter of December 31, 2022.
Equipment sales to customers decreased by $3.9 million or 100%, to nil for the six months ended June 30, 2023, from $3.9 million for the six months ended June 30, 2022. The decrease in equipment sales to customers was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Equipment sales to related parties decreased by $37.6 million or 100%, to nil for the six months ended June 30, 2023, from $37.6 million for the six months ended June 30, 2022. The decrease in equipment sales to related parties was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Digital asset mining revenue decreased by $47.7 million to $195.1 million for the six months ended June 30, 2023, from $242.8 million for the six months ended June 30, 2022. The year over year decrease in mining revenue was driven primarily by a decrease in the price of bitcoin and an increase in the global bitcoin network hash rate, partially offset by the increase in our self-mining hash rate from increases in the number of mining units deployed. Our self-mining hash rate increased by 47%, to 15.1 EH/s for the six months ended June 30, 2023, from 10.3 EH/s for the six months ended June 30, 2022. The total number of bitcoins mined for the six months ended June 30, 2023, was 7,768 compared to 6,567 for the six months ended June 30, 2022. The average price of bitcoin for the six months ended June 30, 2023, was $25,470 as compared to $36,876 for the six months ended June 30, 2022, decrease of 31%.

Cost of revenue

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$178,827	$273,771	$(94,944)	(35)%
Gross profit	68,740	82,720	(13,980)	(17)%
Gross margin	28%	23%
Cost of revenue decreased by $94.9 million or 35%, to $178.8 million for the six months ended June 30, 2023, from $273.8 million for the six months ended June 30, 2022. As a percentage of total revenue, cost of revenue totaled 72% and 77% for the six months ended June 30, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to $50.1 million of decreased depreciation expense driven by an adjustment to the depreciable base for the deployed self-mining units, $36.1 million of lower equipment sales costs due to the Company exiting the selling of equipment, and lower stock-based compensation of $16.8 million as prior year included vesting acceleration associated with the acquisition of BlockCap, partially offset by an increase in power costs of $7.4 million from higher power consumption associated with the expansion of capacity at our mining sites and increasing number of miners deployed and operational.
Loss on legal settlement
The loss on legal settlement of $0.1 million for the six months ended June 30, 2023, represent cost incurred for resolution of a legal settlement with a vendor.
Gain from sales of digital assets

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$1,995	$13,971	$(11,976)	(86)%
Percentage of total revenue	1%	4%
Gain from sales of digital assets decreased by $12.0 million to $2.0 million for the six months ended June 30, 2023, from a gain of $14.0 million for the six months ended June 30, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the six months ended June 30, 2023, the carrying value of our digital assets sold was $199.8 million and proceeds were $199.6 million. For the six months ended June 30, 2022, the carrying value of our digital assets sold was $232.3 million and the sales price was $246.2 million.
Impairment of digital assets

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(2,183)	$(204,198)	$202,015	NM
Percentage of total revenue	(1)%	(57)%
Impairment of digital assets decreased by $202.0 million to $2.2 million for the six months ended June 30, 2023, from $204.2 million for the six months ended June 30, 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $0.3 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively.
Impairment of goodwill and other intangibles

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$—	$(790,753)	$790,753	NM
Percentage of total revenue	—%	(222)%
Impairment of goodwill and other intangibles decreased by $790.8 million to nil for the six months ended June 30, 2023, from $790.8 million for the six months ended June 30, 2022. The Company identified a triggering event as of June 30, 2022 due to a decline in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining segment exceeded its fair value and, as such, recorded an $788.7 million impairment of goodwill in its Mining reporting unit. In addition, as part of the restructuring activities during the second quarter of 2022, the Company determined that $2.0 million of software intangible assets would no longer be used.
Losses on exchange or disposal of property, plant and equipment

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(174)	$(13,057)	$12,883	NM
Percentage of total revenue	—%	(4)%
Losses on exchange or disposal of property, plant and equipment decreased by $12.9 million to $0.2 million for the six months ended June 30, 2023, from $13.1 million for the six months ended June 30, 2022. The decrease was due to a noncash exchange of mining equipment during 2022.
Operating Expenses
Research and development

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$3,055	$18,113	$(15,058)	(83)%
Percentage of total revenue	1%	5%
Research and development expenses decreased by $15.1 million or 83%, to $3.1 million for the six months ended June 30, 2023, from $18.1 million for the six months ended June 30, 2022. The decrease was driven by lower stock-based compensation of $14.2 million as prior year included vesting acceleration associated with the acquisition of BlockCap, a decrease in professional fees of $0.6 million, and lower personnel and related expenses of $0.2 million.

Sales and marketing

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$2,092	$11,636	$(9,544)	(82)%
Percentage of total revenue	1%	3%
Sales and marketing expenses decreased by $9.5 million or 82%, to $2.1 million for the six months ended June 30, 2023, from $11.6 million for the six months ended June 30, 2022. The decrease was driven primarily driven by $8.5 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $0.5 million of lower advertising and marketing expenses and $0.3 million lower personnel and related expenses.
General and administrative

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$46,160	$131,034	$(84,874)	(65)%
Percentage of total revenue	19%	37%
General and administrative expenses decreased by $84.9 million to $46.2 million for the six months ended June 30, 2023, from $131.0 million for the six months ended June 30, 2022. The decrease was primarily driven by $70.6 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $7.0 million of lower professional fees primarily related to expenses in the prior year to support public company readiness, $3.8 million of lower payroll and benefit costs associated with lower headcount, $1.3 million of reduced depreciation and amortization, and $1.8 million lower employee related expenses such as travel, software and rent.
Non-operating expenses, net

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Gain on debt extinguishment	$(20,761)	$—	$(20,761)	NM
Interest expense, net	121	48,792	(48,671)	(100)%
Fair value adjustment on convertible notes	—	190,976	(190,976)	NM
Fair value adjustment on derivative warrant liabilities	—	(32,464)	32,464	NM
Reorganization items, net	49,929	—	49,929	NM
Other non-operating income, net	(2,888)	3,519	(6,407)	NM
Total non-operating expenses, net	$26,401	$210,823	$(184,422)	(87)%
Total non-operating expenses, net decreased by $184.4 million, to $26.4 million for the six months ended June 30, 2023, from $210.8 million for the six months ended June 30, 2022. The decrease in non-operating expenses, net was primarily driven by a fair value adjustment on convertible notes of $191.0 million (excluding interest expense and changes in instrument-specific credit risk) for the six months ended June 30, 2022, compared to no adjustment for the same period in 2023, partially offset by a $49.9 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition in the first quarter of 2023.

Income tax expense (benefit)

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense (benefit)	$233	$(6,244)	$6,477	NM
Percentage of total revenue	—%	(2)%
Income tax expense consists of U.S. federal, state and local income taxes. For the six months ended June 30, 2023 and 2022, our income tax expense was $0.2 million and a income tax benefit was $6.2 million, respectively. The $6.5 million increase in the provision for income taxes for the six months ended June 30, 2023, compared to same period in 2022, was due to our ability to benefit a portion of the losses during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company was no longer able to benefit losses, which were subject to a full valuation allowance. The Company's effective tax rate for the six months ended June 30, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$52,459	$72,150	$(19,691)	(27)%
Equipment sales	—	41,499	(41,499)	NM
Total revenue	52,459	113,649	(61,190)	(54)%
Cost of revenue:
Cost of hosting services	39,305	74,875	(35,570)	(48)%
Cost of equipment sales	—	36,076	(36,076)	NM
Total cost of revenue	$39,305	$110,951	$(71,646)	(65)%
Gross (loss) profit	$13,154	$2,698	$10,456	388%
Hosting Margin	25%	2%
Mining Segment
Digital asset mining revenue	$195,108	$242,842	$(47,734)	(20)%
Total revenue	195,108	242,842	(47,734)	(20)%
Cost of revenue	139,522	162,820	(23,298)	(14)%
Gross profit	$55,586	$80,022	$(24,436)	(31)%
Mining Margin	28%	33%
Consolidated
Consolidated total revenue	$247,567	$356,491	$(108,924)	(31)%
Consolidated cost of revenue	$178,827	$273,771	$(94,944)	(35)%
Consolidated gross profit	$68,740	$82,720	$(13,980)	(17)%
For the six months ended June 30, 2023, cost of revenue included depreciation expense of $1.8 million for the Hosting segment and $38.8 million for the Mining segment. For the six months ended June 30, 2022, cost of revenue included depreciation expense of $4.8 million for the Hosting segment and $85.9 million for the Mining segment.
For the six months ended June 30, 2023 and 2022, the top customer accounted for approximately 49% and 8%, respectively, of the Hosting’s segment total revenue.

For the six months ended June 30, 2023, gross profit in the Hosting segment increased $10.5 million compared to the six months ended June 30, 2022, reflecting a Hosting segment gross margin of 25% for the six months ended June 30, 2023, compared to gross profit margin of 2% for the six months ended June 30, 2022. The increase in Hosting segment gross profit margin for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to decreased equipment sales costs driven by the Company’s decision to exit the Equipment Sales business, and a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap. The increase in the Hosting and Equipment Sales segment gross profit margin was partially offset by a decrease in hosting revenue driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates, and higher power costs as a percentage of segment revenues.
For the six months ended June 30, 2023, gross profit in the Mining segment decreased $24.4 million compared to the six months ended June 30, 2022, due to a lower Mining segment gross profit margin of 28% for the six months ended June 30, 2023, compared to 33% for the six months ended June 30, 2022. The decrease in the Mining segment gross profit margin was primarily due to higher power costs as a percentage of segment revenues and by a 31% decrease in the average price of bitcoin. This decrease was partially offset by a decrease in depreciation as a percentage of segment revenues, which was driven by an impairment adjustment to the depreciable base for the deployed self-mining units, a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap, and an increase in our self-mining hash rate, which was 15.09 EH/s for the six months ended June 30, 2023, compared to 10.3 EH/s for the six months ended June 30, 2022.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022, is as follows:

	Six Months Ended June 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$68,740	$82,720	$(13,980)	(17)%
Loss on legal settlement	(85)	—	(85)	NM
Gain from sales of digital assets	1,995	13,971	(11,976)	(86)%
Impairment of digital assets	(2,183)	(204,198)	202,015	NM
Impairment of goodwill and other intangibles	—	(790,753)	790,753	NM
Losses on exchange or disposal of property, plant and equipment	(174)	(13,057)	12,883	NM
Operating expenses:
Research and development	3,055	18,113	(15,058)	(83)%
Sales and marketing	2,092	11,636	(9,544)	(82)%
General and administrative	46,160	131,034	(84,874)	(65)%
Total operating expenses	51,307	160,783	(109,476)	(68)%
Operating income (loss)	16,986	(1,072,100)	1,089,086	NM
Non-operating expenses, net:
Gain on debt extinguishment	(20,761)	—	(20,761)	NM
Interest expense, net	121	48,792	(48,671)	(100)%
Fair value adjustment on derivative warrant liabilities	—	(32,464)	32,464	NM
Fair value adjustment on convertible notes	—	190,976	(190,976)	NM
Reorganization items, net	49,929	—	49,929	NM
Other non-operating income, net	(2,888)	3,519	(6,407)	(182)%
Total non-operating expenses, net	26,401	210,823	(184,422)	NM
Loss before income taxes	$(9,415)	$(1,282,923)	$1,273,508	NM

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash from operations, including sales of self-mined bitcoin and other digital assets. Subsequent to filing Chapter 11, our primary sources of cash are cash flows from operations, cash on hand and proceeds from the Original DIP Facility and the Replacement DIP Facility. At June 30, 2023, we have $35.0 million of undrawn borrowing capacity under the Replacement DIP Facility.
We have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP and AlixPartners, LLP, as financial advisers, to assist the Company in managing the Chapter 11 Cases and developing, confirming, and consummating a Chapter 11 plan of reorganization or alternative restructuring transaction. As previously reported in our Current Report on Form 8-K filed with the SEC on June 20, 2023, we filed a proposed Joint Chapter 11 Plan of Reorganization and a related proposal form of Disclosure Statement with the Bankruptcy Court.
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
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2023, that our operating cash flows, existing cash balances, and access to the Replacement DIP Facility will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under any plan of reorganization. We believe that a plan of reorganization, our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	June 30,	December 31,	Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$57,593	$15,884	$41,709	263%
Restricted cash	19,167	36,356	(17,189)	(47)%
Total cash, cash equivalents and restricted cash	$76,760	$52,240	$24,520	47%
As of June 30, 2023 and December 31, 2022, restricted cash of $19.2 million and $36.4 million, consisted of cash held in escrow under the Original DIP Credit Agreement and to pay for construction and development activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$52,240	$131,678
Net cash provided by (used in)
Operating activities	37,977	141,273
Investing activities	(2,488)	(445,640)
Financing activities	(10,969)	313,169
Cash, cash equivalents and restricted cash - end of period	$76,760	$140,480
Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Net cash provided by operating activities was $38.0 million for the six months ended June 30, 2023 and $141.3 million for the six months ended June 30, 2022. The decrease in net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to a decrease in net loss of $1.3 billion, a decrease in intangible impairments of $790.8 million, a decrease in fair value adjustments on convertible notes of $206.9 million, a $202.0 million decrease in impairments of digital currency assets, a $110.2 million decrease in stock-based compensation, partially offset by a $47.7 million increase in digital asset mining income.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and 2022, was $2.5 million and $445.6 million, respectively. The decrease in net cash used in investing activities was driven primarily by a $236.8 million decrease in purchases of property, plant and equipment and a $217.7 million decrease in deposits for self-mining equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $11.0 million. Net cash provided by financing activities for the six months ended June 30, 2022 was $313.2 million. The change over prior year was due primarily to $216.3 million from the issuance of debt and $198.9 million of proceeds from the issuance of common stock for the six months ended June 30, 2022, partially offset by principal payments on debt of $40.8 million.
Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Notes 7 — Leases and 8 — Commitments and Contingencies to our unaudited consolidated financial statements.
Other Events
Chapter 11 and Other Related Matters
Chapter 11 Cases
As an initial step towards implementation of a plan of reorganization, on the Petition Date, the Debtors filed the Chapter 11 Cases. Each Debtor continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under Case No. 22-90341.
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
On July 4, 2023, the Debtors, the Administrative Agents and the Replacement DIP Lender entered into the First Amendment to the Replacement DIP Credit Credit Agreement (the “First Amendment”). For detailed discussion about the First Amendment, refer to Note 15 — Subsequent Events.

Related Party Transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three and six months ended June 30, 2023, we recognized hosting revenue from the contracts with these entities of $3.5 million and $7.2 million, respectively. For the three and six months ended June 30, 2022, we recognized hosting revenue from the contracts with these entities of $7.6 million and $13.5 million, respectively. In addition, for the three and six months ended June 30, 2023, there was no equipment sales revenue recognized to these same various entities. For the three and six months ended June 30, 2022, we recognized $11.7 million and $37.6 million, respectively, from these entities. A nominal amount was receivable from these entities as of June 30, 2023, and December 31, 2022.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three and six months ended June 30, 2023, we incurred reimbursements of nil and for the three and six months ended June 30, 2022 we incurred reimbursements of $0.8 million and $1.2 million, respectively. As of June 30, 2023, and December 31, 2022, there was no reimbursements payable.
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
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates during the six months ended June 30, 2023, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on April 4, 2023.
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

Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2023, we held 10.44 bitcoin with a carrying value of $0.3 million. As of December 31, 2022, we held 43.55 bitcoin, with a carrying value of $0.7 million, all of which were produced from our bitcoin mining operations.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023, due to the following material weaknesses in internal control over financial reporting.
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

During the quarter ended June 30, 2023, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2	Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022).
10.1	First Amendment to Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on July 6, 2023).
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
104	Cover Page Interactive Data File (the cover page XBRL tags)
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

CORE SCIENTIFIC, INC.

Date: August 4, 2023	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)