Form 10-Q/A
period 2023-06-30
Core Scientific, Inc./tx
filed 2023-09-21
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
The sole purpose of Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 4, 2023, is to correct an error in its Exhibit 104 - Cover Page Interactive Data File (“Exhibit 104”). The Company inadvertently indicated that is was a shell company in its Exhibit 104, when in fact it is not a shell company.
No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORE SCIENTIFIC, INC.

Date: September 21, 2023	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)