Form 10-Q
period 2023-09-30
Core Scientific, Inc./tx
filed 2023-11-06
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 30, 2023, 386,021,602 shares of Common Stock, par value $0.0001, were outstanding.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$42,146	$15,884
Restricted cash	21,797	36,356
Accounts receivable, net of allowance of $8,724 and $8,724, respectively	1,109	234
Accounts receivable from related parties	—	23
Digital assets	559	724
Prepaid expenses and other current assets	33,039	31,881
Assets held for sale	36,069	—
Total Current Assets	134,719	85,102
Property, plant and equipment, net	547,303	691,134
Operating lease right-of-use assets	6,583	20,430
Intangible assets, net	2,448	1,704
Other noncurrent assets	14,409	9,316
Total Assets	$705,462	$807,686
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$45,527	$53,641
Accrued expenses and other current liabilities	55,606	17,952
Deferred revenue	63,170	77,689
Deferred revenue from related parties	—	496
Operating lease liabilities, current portion	205	769
Finance lease liabilities, current portion	19,833	—
Notes payable, current portion	128,321	36,242
Total Current Liabilities	312,662	186,789
Operating lease liabilities, net of current portion	1,047	720
Finance lease liabilities, net of current portion	35,909	—
Notes payable, net of current portion	679,559	—
Other noncurrent liabilities	1,158	2,210
Total liabilities not subject to compromise	1,030,335	189,719
Liabilities subject to compromise	93,853	1,027,313
Total Liabilities	1,124,188	1,217,032
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Common stock; $0.0001 par value; 10,000,000 shares authorized at both September 30, 2023 and December 31, 2022; 385,868 and 375,225 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	1,805,782	1,764,368
Accumulated deficit	(2,224,544)	(2,173,750)
Total Stockholders’ Deficit	(418,726)	(409,346)
Total Liabilities and Stockholders’ Deficit	$705,462	$807,686
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Hosting revenue from customers	$27,020	$35,731	$72,245	$94,407
Hosting revenue from related parties	2,828	9,185	10,062	22,659
Equipment sales to customers	—	7,468	—	11,391
Equipment sales to related parties	—	29,693	—	67,269
Digital asset mining revenue	83,056	80,495	278,164	323,337
Total revenue	112,904	162,572	360,471	519,063
Cost of revenue:
Cost of hosting services	24,882	44,975	64,187	119,850
Cost of equipment sales	—	27,917	—	63,993
Cost of digital asset mining	72,603	116,756	212,125	279,576
Total cost of revenue	97,485	189,648	276,312	463,419
Gross profit (loss)	15,419	(27,076)	84,159	55,644
Gain from sales of digital assets	363	11,036	2,358	25,007
Impairment of digital assets	(681)	(7,986)	(2,864)	(212,184)
Impairment of goodwill and other intangibles	—	(268,512)	—	(1,059,265)
Impairment of property, plant and equipment	—	(59,259)	—	(59,259)
Losses on exchange or disposal of property, plant and equipment	(340)	—	(514)	(13,057)
Operating expenses:
Research and development	2,253	6,192	5,308	24,305
Sales and marketing	1,041	39	3,133	11,675
General and administrative	23,511	43,346	69,671	174,380
Total operating expenses	26,805	49,577	78,112	210,360
Operating (loss) income	(12,044)	(401,374)	5,027	(1,473,474)
Non-operating expenses, net:
Gain on debt extinguishment	(374)	—	(21,135)	—
Interest expense, net	2,196	25,942	2,317	74,734
Fair value adjustment on convertible notes	—	(4,123)	—	186,853
Fair value adjustment on derivative warrant liabilities	—	(521)	—	(32,985)
Reorganization items, net	28,256	—	78,270	—
Other non-operating (income) expenses, net	(1,090)	1,478	(3,978)	4,997
Total non-operating expenses, net	28,988	22,776	55,474	233,599
Loss before income taxes	(41,032)	(424,150)	(50,447)	(1,707,073)
Income tax expense	114	10,642	347	4,398
Net loss	$(41,146)	$(434,792)	$(50,794)	$(1,711,471)
Net loss per share (Note 11):
Basic	$(0.11)	$(1.23)	$(0.13)	$(5.38)
Diluted	$(0.11)	$(1.23)	$(0.13)	$(5.38)
Weighted average shares outstanding:
Basic	382,483	354,195	378,107	318,169
Diluted	382,483	354,195	378,107	318,169
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(41,146)	$(434,792)	$(50,794)	$(1,711,471)
Other comprehensive income, net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $—, $— and $— respectively	—	47,832	—	83,578
Total other comprehensive income, net of income taxes	—	47,832	—	83,578
Comprehensive loss	$(41,146)	$(386,960)	$(50,794)	$(1,627,893)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the Three and Nine Months Ended September 30, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at July 1, 2023	379,091	$36	$1,790,921	$(2,183,398)	$(392,441)
Net loss	—	—	—	(41,146)	(41,146)
Stock-based compensation	—	—	14,861	—	14,861
Restricted stock awards issued, net of shares withheld for tax withholding obligations	7,154	—	—	—	—
Restricted stock awards forfeited	(377)	—	—	—	—
Balance at September 30, 2023	385,868	$36	$1,805,782	$(2,224,544)	$(418,726)

Balance at January 1, 2023	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(50,794)	(50,794)
Stock-based compensation	—	—	41,414	—	41,414
Restricted stock awards issued, net of shares withheld for tax withholding obligations	11,020	—	—	—	—
Restricted stock awards forfeited	(377)	—	—	—	—
Balance at September 30, 2023	385,868	$36	$1,805,782	$(2,224,544)	$(418,726)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
For the Three and Nine Months Ended September 30, 2022
(in thousands)
(Unaudited)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance at July 1, 2022	—	$—	353,481	$35	$1,695,748	$(1,304,111)	$24,780	$416,452
Net loss	—	—	—	—	—	(434,792)	—	(434,792)
Other comprehensive income, net of $— income taxes	—	—	—	—	—	—	47,832	47,832
Stock-based compensation	—	—	—	—	29,884	—	—	29,884
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	4,897	—	(2,349)	—	—	(2,349)
Restricted stock awards forfeited	—	—	(2,268)	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	7,315	1	13,039	—	—	13,040
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Balance at September 30, 2022	—	$—	364,710	$36	$1,739,282	$(1,738,903)	$72,612	$73,027

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—		(1,711,471)		(1,711,471)
Other comprehensive income, net of $— income taxes	—	—	—	—	—	—	83,578	83,578
Stock-based compensation	—	—	—	—	165,949	—	—	165,949
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	39,099	4	(31,630)	—	—	(31,626)
Restricted stock awards forfeited	—	—	(2,268)	—	—	—	—	—
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	7,315	1	13,039	—	—	13,040
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at September 30, 2022	—	$—	364,710	$36	$1,739,282	$(1,738,903)	$72,612	$73,027
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(50,794)	$(1,711,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,800	156,544
Amortization of operating lease right-of-use assets	703	424
Stock-based compensation	41,414	166,548
Digital asset mining revenue	(278,164)	(323,337)
Deferred income taxes	—	3,434
Gain on sale of intangible assets	—	(5,904)
Gain on debt extinguishment	(21,135)	—
Fair value adjustment on derivative warrant liabilities	—	(32,985)
Fair value adjustment on convertible notes	—	210,968
Fair value adjustment on other liabilities	—	9,498
Equity line of credit expenses	—	1,431
Amortization of debt discount and debt issuance costs	—	6,172
Losses on exchange or disposal of property, plant and equipment	514	13,057
Impairment of digital assets	2,864	212,184
Impairment of goodwill, other intangibles and property, plant and equipment	—	1,118,524
Provision for doubtful accounts	—	5,943
Gain on sale of digital assets	(2,358)	(25,007)
Changes in operating assets and liabilities:
Accounts receivable, net	(875)	(6,737)
Accounts receivable from related parties	23	(595)
Digital assets	277,823	350,794
Deposits for equipment	(600)	(66,932)
Prepaid expenses and other current assets	(10,650)	53,832
Accounts payable	32,771	2,954
Accrued expenses and other	13,001	(241)
Deferred revenue	(15,015)	22,251
Deferred revenue from related parties	—	(65,954)
Other noncurrent assets and liabilities, net	(10,911)	(6,194)
Net cash provided by operating activities	43,411	89,201
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(4,516)	(243,755)
Cash acquired in acquisition	—	—
Deposits for self-mining equipment	—	(217,677)
Proceeds from the sale of intangibles	—	10,850
Investments in internally developed software	(840)	—
Other	—	(719)
Net cash used in investing activities	(5,356)	(451,301)
Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of transaction costs	—	—
Proceeds from issuance of common stock upon Merger with XPDI, net of transaction costs	—	210,534
Proceeds from debt, net of issuance costs	—	216,182
Repurchase of common shares to pay employee withholding taxes	—	(31,627)
Principal repayments of finance leases	(3,411)	(28,070)
Principal payments on debt	(22,941)	(98,953)
Payment for transaction costs	—	—
Net cash (used in) provided by financing activities	(26,352)	268,066

Net increase in cash, cash equivalents and restricted cash	11,703	(94,034)
Cash, cash equivalents and restricted cash—beginning of period	52,240	131,678
Cash, cash equivalents and restricted cash—end of period	$63,943	$37,644

Supplemental disclosure of other cash flow information:
Cash paid for interest	1,508	69,616
Income tax refunds	(336)	(782)
Cash paid for reorganization items, net	62,590	—

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	(39,660)	(59,030)
Decrease in equipment related to debt extinguishment	17,849	—
Decrease in notes payable in exchange for equipment	(38,610)	—
Payment-in-kind interest	—	24,103
Cashless exercise of warrants	—	3,001
Property, plant and equipment obtained in exchange transaction	—	62,338
Property, plant and equipment disposed of through settlements	6,301	—
Purchase of insurance policies financed by short-term note payable	5,011	—
Issuance of notes payable through settlements	21,035	—

Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017, in the State of Delaware and changed its name to Core Scientific, Inc. (“Old Core”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020, Old Core engaged in a holdco restructuring to facilitate a borrowing arrangement by Old Core pursuant to which Old Core was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Old Core became the stockholders of Core Scientific Holding Co. In July 2021, Core Scientific Holding Co. completed the acquisition of Blockcap, Inc. (“Blockcap”). Prior to its acquisition, Blockcap was one of Old Core’s largest hosting customers. On January 19, 2022, following the approval at the special meeting of the stockholders of Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), Core Scientific Holding Co. merged with XPDI, and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of the merger, XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”).
Core Scientific is a best-in-class, large-scale operator of purpose-built facilities for digital asset mining. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). Currently, we derive the majority of our revenue from self-mining bitcoin. We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America. As of September 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee, Oklahoma data center, which remains substantially undeveloped.

Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.

We operate in two segments: “Mining”, consisting of digital asset mining for our own account, and “Hosting”, consisting of our blockchain infrastructure and third-party hosting business.

Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and entering into strategic, revenue-enhancing colocation opportunities with third parties. We intend to develop the infrastructure necessary to support business growth and profitability and capture adjacent opportunities that leverage our mining infrastructure, expertise and capabilities.
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
On June 20, 2023 the Debtors filed with the Bankruptcy Court a proposed Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related proposed form of Disclosure Statement; (ii) on August 8, 2023, the Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; and (iii) on September 7, 2023, the Second Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”).
On September 19, 2023, the Debtors, the ad hoc group of the Debtors’ secured convertible notes holders (the “Ad Hoc Noteholder Group”) and the equity committee (the “Equity Committee”) reached an agreement in principle with respect to the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
economic terms of the Plan (the “Mediated Settlement”). The Debtors, the Ad Hoc Noteholder Group and the Equity Committee will continue to work and negotiate in good faith to document the Mediated Settlement, resolve certain open issues and revise the Plan and Disclosure Statement to incorporate the terms of the Mediated Settlement.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the significant accounting policies described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe the unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature. The interim consolidated results of operations and cash flows are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revision of Previously Issued Financial Statements
See Note 14 — Revision of Previously Issued Financial Statements.
Going Concern
For the nine months ended September 30, 2023, the Company generated a net loss of $50.8 million. The Company had unrestricted cash and cash equivalents of $42.1 million as of September 30, 2023, compared to $15.9 million as of December 31, 2022. The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers. As of September 30, 2023, the Company had a total stockholders’ deficit of $418.7 million.
The consolidated financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization (the “Plan”), successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to successfully consummate the Plan and emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Chapter 11 Cases and the Plan, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
Debtor-in Possession
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions (as defined below)) and other motions filed with the Bankruptcy Court throughout the duration of the Chapter 11 Cases, the Bankruptcy Court has authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain DIP financing, pay employee wages and benefits, enter into contracts with customers, vendors and suppliers, continue to earn revenue and pay vendors and suppliers in the ordinary course of business. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Use of Estimates
The preparation of the Company’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate its ability to continue as a going concern, the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Merger, the valuation of digital assets, goodwill, other intangible assets and property, plant and equipment, the fair value of convertible debt, derivative warrants, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of September 30, 2023 and December 31, 2022, cash equivalents included $34.1 million and $10.2 million, respectively, of highly liquid money market funds which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow under the Original DIP Credit Agreement (as defined below) and in escrow to pay for construction and development activities. As of September 30, 2023 and December 31, 2022, the Company had restricted cash of $21.8 million and $36.4 million, respectively.
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
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the nine months ended September 30, 2023 and 2022, the Company did not record any credit losses or recoveries.
Based on the Company’s current and historical collection experience, the Company recorded an allowance for doubtful accounts of $8.7 million as of September 30, 2023 and December 31, 2022.
Performance Obligations - Hosting Segment
The Company’s performance obligations relate to hosting services, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services that have not yet been recognized in the financial statements. For contracts with original terms that exceed one year (typically ranging from 15 to 48 months), those commitments not yet recognized as of September 30, 2023 and December 31, 2022, were $100.8 million and $159.6 million, respectively.
Deferred Revenue
The Company records contract liabilities in Deferred revenue and Other non-current liabilities on the Company’s Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of September 30, 2023 and December 31, 2022, was $64.3 million and $80.4 million, respectively, all from advance payments received during the periods then ended.
In the three and nine months ended September 30, 2023, the Company recognized $2.7 million and $20.5 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
In the three and nine months ended September 30, 2022, the Company recognized $30.9 million and $79.6 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
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
On June 20, 2023 the Debtors filed with the Bankruptcy Court a proposed Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related proposed form of Disclosure Statement; (ii) on August 8, 2023, the Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; and (iii) on September 7, 2023, the Second Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement.
On September 19, 2023, the Debtors, the ad hoc group of the Debtors’ secured convertible notes holders (the “Ad Hoc Noteholder Group”) and the equity committee (the “Equity Committee”) reached an agreement in principle with respect to the economic terms of the Plan (the “Mediated Settlement”). The Debtors, the Ad Hoc Noteholder Group and the Equity Committee will continue to work and negotiate in good faith to document the Mediated Settlement, resolve certain open issues and revise the Plan and Disclosure Statement to incorporate the terms of the Mediated Settlement.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
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
On July 4, 2023, the Debtors, the Administrative Agents and the Replacement DIP Lender entered into the First Amendment to the Replacement DIP Credit Agreement. For detailed discussion about the First Amendment, refer to Note 5 — Notes Payable.
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agree that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners serving as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million, which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which occurred during the quarter ended March 31, 2023, and resulted in a gain of $4.9 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the nine months ended September 30, 2023.
City of Denton Lease Settlement
On August 16, 2023, the Bankruptcy Court entered an order (the “City of Denton Order”), approving the parties agreement to settle all claims of City of Denton and Denton Municipal Electric (“Denton”) against the Debtors and releasing any and all liens related to the Debtor’s lease of the Denton facility in exchange for Debtors execution lease cure costs totaling $1.5 million. The satisfaction of the settlement resulted in a loss of $1.5 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.
Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order (the “HMC Order”), approving the parties agreement to settle all claims of Huband-Mantor Construction (“HMC”) and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for Debtors payment of $2 million and the Debtors execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023. See Note 5 — Notes Payable for further discussion of the promissory note.
Celsius Mining LLC Settlement
On September 14, 2023, the Debtors and Celsius entered into a purchase and sale agreement (the “PSA”) that provides in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors, (i) sale to Celsius of the Debtor’s Ward County, Texas bitcoin mining data center site (the “Cedarvale Facility”) and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other mining facilities on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts. In connection with the PSA the parties released and (iv) unequivocally release claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
As of September 30, 2023, there were $36.1 million of assets held for sale on the Company’s Consolidated Balance Sheets related to the sale of the Cedarvale Facility. Refer to Note 8 — Commitments and Contingencies for further discussion of the sale.
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.2 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023. See Note 5 — Notes Payable for further discussion of the promissory note.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
J.W. Didado Electric, LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order (the “J.W. Didado Order”), approving the parties agreement to settle all claims of W. Didado Electric, LLC (“Didado”) against the Debtors and releasing any and all liens related to the Debtor’s Muskogee datacenter in exchange for Debtors execution of an unsecured promissory note in favor of Didado in the principal amount of $13 million to be paid over 36 months upon emergence of bankruptcy.
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
While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under their pre-petition debt instruments pursuant to the protection under the Plan. The contractual interest expense pursuant to our pre-petition debt instruments that was not recognized in our consolidated statements of operations was $19.2 million and $60.7 million for the three and nine months ended September 30, 2023, respectively.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Professional fees and other bankruptcy related costs	$25,113	$62,970
Settlements with creditors:
Priority Power	(4,878)	(4,878)
ACM ELF ST LLC Lease	(5,003)	(5,003)
Huband-Mantor Construction	8,269	8,269
Denton Lease	1,547	1,547
Other, net	4	4
Total settlements with creditors	(61)	(61)
Debtor-in-possession financing costs	3,204	15,361
Reorganization items, net	$28,256	$78,270
The Company has incurred and continues to incur significant costs associated with the reorganization, primarily debtor-in-possession financing costs and legal and professional fees, which were classified as Reorganization items, net subsequent to our petition.
The accompanying Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 include amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.
Liabilities subject to compromise consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$33,278	$20,908
Accrued expenses and other current liabilities	18,136	64,493
Accounts payable, and accrued expenses and other current liabilities	$51,414	$85,401

Operating lease liability	$—	$13,868
Financing lease liability	—	70,796
Debt subject to compromise	41,775	844,695
Accrued interest on liabilities subject to compromise	664	12,553
Leases, debt and accrued interest	42,439	941,912
Liabilities subject to compromise	$93,853	$1,027,313
Pre-petition unsecured claims, and secured claims which ultimately may be determined to be impaired during the bankruptcy process and therefor subject to compromise, have been classified as Liabilities subject to compromise. During the quarter ended September 30, 2023, improvements in the Company’s condition and other developments indicated that secured claims which were initially considered subject to compromise at the beginning of the bankruptcy process and at December 31, 2022, were no longer likely to be subject to compromise as of September 30, 2023. This determination is the primary reason for the decrease in the Liabilities subject to compromise balance, with Court approved settlements contributing nominally to the reductions.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Final determination of the value at which liabilities will ultimately be settled cannot be made until the Plan becomes effective and the Company emerges from bankruptcy. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities. Such adjustments may be material. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities subject to compromise may change.
4. DIGITAL ASSETS
Activity related to our digital asset balances for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	September 30, 2023	September 30, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	278,100	323,337
Mining proceeds from shared hosting	10,321	—
Proceeds from sales of digital assets	(287,769)	(350,795)
Gain from sales of digital assets	2,351	25,007
Impairment of digital assets	(2,864)	(212,184)
Payment of board fee	(304)	—
Digital assets, end of period	$559	$19,663
* As of September 30, 2023, there was $0.9 million of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
Digital assets are available to be sold as a source of funds, if needed, for current operations and are classified as current assets on the Company’s Consolidated Balance Sheets. The Company had total digital assets of $0.6 million and $0.7 million, at September 30, 2023 and December 31, 2022, respectively.
The Company does not have any off-balance sheet holdings of digital assets.
5. NOTES PAYABLE
The commencement of the Chapter 11 Cases constituted an event of default under certain of the Company's debt agreements. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors' rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 3 — Chapter 11 Filing and Other Related Matters for further information. The stay applies to the ability of creditors to demand accelerated payments under default provisions, as a result, the Company continues to classify its notes and leases, not subject to compromise, according to the original payment schedules.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
Notes payable as of September 30, 2023 and December 31, 2022, consist of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	September 30, 2023	December 31, 2022
Kentucky note	5.0%	5.0%	2023	$529	$529
NYDIG loan	11.0% - 15.0%	11.0% - 17.0%	Various	—	38,573
Stockholder loan	10.0%	20.0%	2023	10,000	10,000
Trinity loan	11.0%	11.0%	2024	23,356	23,356
Bremer loan	5.5%	5.6%	2026	18,331	18,331
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	53,913	53,913
Anchor Labs loan	12.5%	12.5%	2024	25,159	25,159
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	63,844	63,844
B. Riley Bridge Notes	7.0%	7.0%	2023	41,777	41,777
Liberty loan	10.6%	10.6%	2024	6,968	6,968
Secured Convertible Notes[1]	10.0%	10.0%	2025	237,584	237,584
Other Convertible Notes[2]	10.0%	10.0%	2025	322,396	322,396
Original DIP Credit Agreement[3]	10.0%	10.0%	2023	—	35,547
Replacement DIP Credit Agreement[4]	10.0%	10.0%	2023	17,848	—
HMC loan	—	15.0%	2026	15,500	—
ACM financing	—	15.0%	2025	7,232	—
First Insurance loan	—	7.6%	2024	4,399	—
Other				2,618	2,960
Notes payable, prior to reclassification to Liabilities subject to compromise				851,454	880,937
Less: Notes payable in Liabilities subject to compromise[5]				41,775	844,695
Less: Unamortized discount and debt issuance costs - post-petition				1,799	—
Total notes payable, net				807,880	36,242
Less: current maturities				128,321	36,242
Notes payable, net of current portion				$679,559	$—
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
3 Original DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
4 Replacement DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
5 In connection with the Company's Chapter 11 Cases, $41.8 million and $844.7 million of outstanding notes payable have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively, at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. As of September 30, 2023 and December 31, 2022, $0.7 million and $12.6 million, respectively, of accrued interest was classified as Liabilities subject to compromise.
HMC Loan - In August 2023, in addition to a cash payment of $2 million, the Company entered into a $15.5 million secured promissory note agreement with Huband-Mantor Construction, Inc (the “HMC loan”) in connection with its settlement and release from all claims. The note bears interest at a contractual rate per annum of 0% and has a term of 36 months from issuance, The Company is required to make monthly payments of principal and interest. Interest expense on the note has been recognized based on an effective interest rate of 15.0%. The loan is secured by a security interest in the underlying property leased.
ACM Financing - In September 2023, the Company entered into a $7.2 million equipment finance agreement with ACM ELF ST LLC (the “ACM Loan”) in settlement and satisfaction of a previous equipment finance agreement. The finance agreement has a term of 26 months from issuance. Interest expense on the finance agreement has been recognized based on an effective rate of 15.0%. The finance agreement is secured by a security interest in the underlying equipment.
First Insurance Loan - In August 2023, the Company entered into an unsecured $5.0 million Insurance Premium Financing Agreement with First Insurance Funding, a Division of Lake Forest Bank & Trust Company (the “First Insurance loan”) to finance the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
renewal premium of property insurance policies. Under the agreement, a down payment was paid in the amount of $2.1 million, and the Company will pay the balance in eight monthly installments commencing on September 24, 2023. The contractual annual percentage interest rate is 0%. Interest expense on the note has been recognized based on an effective interest rate of 7.6%
On July 4, 2023, the Debtors, the Administrative Agent and the Replacement DIP Lenders entered into a First Amendment to the Replacement DIP Credit Agreement (the “First Amendment”). The First Amendment, among other things, provides (i) that the Debtors may make certain transfers or payments in connection with settlements of certain third-party claims as described in the First Amendment and (ii) for a reduction in the excess cash threshold amount to the sum of $40.0 million and an amount (which shall not be less than zero) equal to $5.0 million less the amount of any payments on account of prepetition claims, liens or cure costs made by any Obligor after June 30, 2023. This excess cash threshold amount reduction resulted in the Debtors making an additional $6.2 million mandatory prepayment under the Replacement DIP Credit Agreement on July 7, 2023.
As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, under the NYDIG Order, the final shipment of miners that served as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
The principal amount of the Convertible Notes as of September 30, 2023, reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the merger agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any Other Convertible Notes not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Convertible Notes at the minimum payoff of two times the outstanding principal amount plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of September 30, 2023, are scheduled to mature on April 19, 2025, which includes $237.6 million for the principal amount of the Secured Convertible Notes which have payoff at maturity of two times the principal amount of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of September 30, 2023, if held to maturity was $475.2 million.
6. FAIR VALUE MEASUREMENTS
Level 3 Recurring Fair Value Measurements
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of September 30, 2023 and December 31, 2022, there were no Level 3 financial instruments.
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
No non-financial assets were classified as Level 3 as of September 30, 2023, or December 31, 2022.

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
7. LEASES
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2035. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the Company’s Consolidated Balance Sheets. For certain leases, the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating lease liabilities on the Company’s Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,583	$20,430
Finance lease right-of-use assets*	Property, plant and equipment, net	$17,996	$31,213
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$205	$769
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$1,047	$720
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$19,833	$—
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$35,909	$—
Operating and finance lease liabilities subject to compromise	Liabilities subject to compromise	$—	$84,664
* December 31, 2022 revised to reflect the impact of the 2022 impairments of property, plant and equipment.
The components of lease expense were as follows (in thousands):

		Three Months Ended September 30,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$77	$589
Short-term lease expense	General and administrative expenses	161	195
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	2,580	9,040
Interest on lease liabilities	Interest expense, net	766	2,278
Total finance lease expense		3,346	11,318
Total lease expense		$3,584	$12,102

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements

		Nine Months Ended September 30,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$675	$898
Short-term lease expense	General and administrative expenses	523	671
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	9,708	27,563
Interest on lease liabilities	Interest expense, net	1,508	6,617
Total finance lease expense		11,216	34,180
Total lease expense		$12,414	$35,749
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
Information relating to the lease term and discount rate is as follows:

	September 30, 2023	September 30, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	15.4	10.7
Finance leases	1.3	2.3
Weighted Average Discount Rate
Operating leases	7.1%	6.5%
Finance leases	12.9%	12.7%

The following tables summarize the Company’s supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Lease Payments
Operating lease payments	$499	$474
Finance lease payments	$3,501	$34,287
Supplemental Noncash Information
	$—	$21,574
Operating lease right-of-use assets obtained in exchange for lease obligations[1]	$—	$10,557
(Decrease) increase in finance lease right-of-use assets as a result of lease modification	$(11,644)	$693
Decrease in ROU related due to termination	$13,144	$—
Decrease in lease liability due to termination	$(13,517)	$—
1Includes operating lease right-of-use assets of $6.7 million that were recorded upon adoption of Topic 842 on January 1, 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at September 30, 2023, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2023	$272	$26,173
2024	170	30,950
2025	170	1,863
2026	170	3
2027	170	—
Thereafter	1,252	—
Total lease payments	2,204	58,989
Less: imputed interest	952	3,247
Total	$1,252	$55,742
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
Celsius filed the Celsius Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of New York under the Bankruptcy Code. Celsius was one of the Company’s largest host-mining customers in July 2022. Prior to the Celsius Chapter 11 Cases, Celsius paid the Company certain PPT Charges invoiced to Celsius pursuant to the Master Services Agreements between Celsius and the Company (the “Celsius Contracts”). After commencing the Celsius Chapter 11 Cases, Celsius refused to pay all PPT Charges the Company invoiced to Celsius; Celsius and the Company filed competing motions, pleadings, and proofs of claims and engaged in protracted litigation, discovery, and mediation.
On September 14, 2023, the Debtors and Celsius entered into a PSA that provides in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors, (i) sale to Celsius of the Debtor’s Cedarvale Facility and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other mining facilities

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts,. In connection with the PSA the parties released and (iv) unequivocally release claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
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
In April 2023, Sphere 3D Corp. filed a proof of claim against the Debtors in the Chapter 11 Cases alleging a claim for approximately $39.5 million allegedly pursuant to a contract for services as to which the Debtors were allegedly a party and failed to perform and other claims related thereto. The Debtors have objected to Sphere 3D Corp.’s proof of claim and intends to contest the entirety of the claim in the Chapter 11 Cases. A hearing on the matter is expected during the first quarter of 2024.
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
In November 2022, plaintiff Mei Peng filed a putative class action (the “Putative Class Action”) in the United States District Court, Western District of Texas, Austin Division, asserting that the Company violated the Securities Exchange Act of 1934, as amended, by failing to disclose to investors, among other things, that the Company was vulnerable to litigation, that certain clients had breached their agreements, and that this impacted the Company's profitability and ability to continue as a going concern. On May 5, 2023, plaintiff filed an amended complaint removing the Company as a defendant and asserting that certain officers, directors and former officers and directors of the Company violated the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, as a result of allegedly false and misleading statements regarding the business of the Company. In April 2023, the lead plaintiff in the matter filed a proof of claim related to the Putative Class Action filed against the Debtors in the Chapter 11 Cases and in August 2023 filed an amended proof of claim to reflect an amendment to the Putative Class Action reserving the right to add Core Scientific as a defendant following the conclusion of the Chapter 11 Cases. In September the lead plaintiff filed a motion with the Bankruptcy Court requesting the grant of (i) class treatment, (ii) certification of the class for purposes of its class proof of claim, and (iii) other relief. The Debtors timely filed its objection and support objecting to the relief requested and the stated basis for the relief requested.
In September 2023 Harlin Dean filed a proof of claim against the Debtors in the Chapter 11 Cases seeking to recover approximately $8 million in severance pay and hypothetical proceeds from the sale of Company stock allegedly due following his resignation from the Company in 2022. The Debtors timely filed an objection to Mr. Dean’s proof of claim denying any obligation to Mr. Dean resulting from his resignation of employment and requesting disallowance of the proof of claim. In October 2023, Mr. Dean filed a Motion for Summary Judgment with respect to his claims. The Debtors intend to respond timely to the motion and vigorously contest the claims.
As of September 30, 2023 and December 31, 2022, there were no other material loss contingency accruals for legal matters.
Leases—See Note 7 — Leases for further information.
9. STOCKHOLDERS' DEFICIT
Stock-Based Compensation
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of September 30, 2023, we had unvested or unexercised stock-based awards outstanding representing approximately 60.7 million shares of our common stock, consisting of approximately 38.6 million RSAs and RSUs with a weighted

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
average per share fair value of $2.74, and options to purchase approximately 22.0 million shares of our common stock with a weighted average exercise price of $8.81.
During the three and nine months ended September 30, 2023, the Company did not grant any stock options, RSUs or RSAs.
During the three and nine months ended September 30, 2023, nil and 1.9 million stock options were cancelled, respectively, and 1.3 million and 6.6 million RSAs and RSUs were forfeited, respectively.
Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, is included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,503	$4,366	$3,607	$23,287
Research and development	334	5,210	1,144	20,269
Sales and marketing	517	(720)	1,561	8,870
General and administrative[1,2]	12,507	20,897	35,102	114,122
Total stock-based compensation expense[1,2]	$14,861	$29,753	$41,414	$166,548
1 Includes $(0.1) million and $0.6 million that was recorded as an adjustment to accrued expenses and other within total current liabilities during the three and nine months ended September 30, 2022, respectively.
2 Includes $1.0 million of stock-based compensation that were provided in severance as part of restructuring charges incurred during the three and nine months ended September 30, 2022.
As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock options was approximately $62.6 million, which is expected to be recognized over a weighted average time period of 2.3 years. As of September 30, 2023, the Company had approximately $50.8 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 2.3 years, and an additional $13.1 million of unrecognized stock-based compensation expense related to RSUs for which some or all of the requisite service had been provided under the service conditions but had performance conditions that had not yet been achieved.
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
The income tax expense and effective income tax rate for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Income tax expense	$114	$10,642	$347	$4,398
Effective income tax rate	(0.3)%	(2.5)%	(0.7)%	(0.3)%
For the nine months ended September 30, 2023, the Company recorded $0.3 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 2.3%, state taxes (0.4)%, non-deductible transaction costs (22.8)% and other items (0.1)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
For the nine months ended September 30, 2022, the Company recorded $4.4 million of income tax expense, which included a discrete tax expense of $9.1 million related to stock-based compensation and an increase in the valuation allowance on a capital loss. The Company’s estimated annual effective income tax rate was (0.3)%, compared to the U.S. federal statutory rate of 21.0% due to a goodwill impairment (12.2)%, change in valuation allowance (6.7)%, state taxes 0.8%, non-deductible interest (0.6)%, and other items (2.5)%.
11. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(41,146)	$(434,792)	$(50,794)	$(1,711,471)

Weighted average shares outstanding - basic	382,483	354,195	378,107	318,169
Add: Dilutive share-based compensation awards	—	—	—	—
Weighted average shares outstanding - diluted	382,483	354,195	378,107	318,169

Net loss per share - basic	$(0.11)	$(1.23)	$(0.13)	$(5.38)
Net loss per share - diluted	$(0.11)	$(1.23)	$(0.13)	$(5.38)
Potentially dilutive securities include securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares and warrants for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	22,025	27,024	22,025	27,024
Warrants	14,892	18,311	14,892	18,311
Restricted stock and restricted stock units	38,646	53,996	38,646	53,996
Convertible Notes	69,998	68,126	69,998	68,126
SPAC Vesting Shares	1,725	1,725	1,725	1,725
Total potentially dilutive securities	147,286	169,182	147,286	169,182
12. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has two operating segments: “Hosting”, which consists primarily of its blockchain infrastructure and third-party hosting business; and “Mining”, consisting of digital asset mining for its own account. The blockchain hosting business generates revenue through the sale of consumption-based contracts for its hosting services which are recurring in nature. During 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets.
The primary financial measures used by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hosting Segment
Revenue:
Hosting revenue	$29,848	$44,916	$82,307	$117,066
Equipment sales	—	37,161	—	78,660
Total revenue	29,848	82,077	82,307	195,726
Cost of revenue:
Cost of hosting services	24,882	44,975	64,187	119,850
Cost of equipment sales	—	27,917	—	63,993
Total cost of revenue	24,882	72,892	64,187	183,843
Gross profit	$4,966	$9,185	$18,120	$11,883
Mining Segment
Revenue:
Digital asset mining income	$83,056	$80,495	$278,164	$323,337
Total revenue	83,056	80,495	278,164	323,337
Cost of revenue:
Cost of digital asset mining	72,603	116,756	212,125	279,576
Total cost of revenue	72,603	116,756	212,125	279,576
Gross profit (loss)	$10,453	$(36,261)	$66,039	$43,761
Consolidated
Consolidated total revenue	$112,904	$162,572	$360,471	$519,063
Consolidated cost of revenue	$97,485	$189,648	$276,312	$463,419
Consolidated gross profit (loss)	$15,419	$(27,076)	$84,159	$55,644
For the three months ended September 30, 2023 and 2022, cost of revenue included depreciation expense of $1.9 million and $3.3 million, respectively for the Hosting segment. For the three months ended September 30, 2023 and 2022, cost of revenue included depreciation expense of $22.0 million and $61.1 million, respectively for the Mining segment.
For the nine months ended September 30, 2023 and 2022, cost of revenue included depreciation expense of $3.7 million and $8.2 million, respectively for the Hosting segment. For the nine months ended September 30, 2023 and 2022, cost of revenue included depreciation expense of $60.8 million and $146.8 million, respectively for the Mining segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of September 30, 2023 and December 31, 2022, all of the Company’s fixed assets were located in the United States. For the three and nine months ended September 30, 2023 and 2022, all of the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2023, 74% and 77%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of September 30, 2023, substantially all of our digital assets were held by one third-party digital asset service. As of December 31, 2022, substantially all of our digital assets were held by two third-party digital asset services.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
For the three and nine months ended September 30, 2023 and September 30, 2022, the concentration of customers comprising 10% or more of the Company’s total revenue are as follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	Percent of total revenue:		Percent of Hosting segment revenue:
Customer
E (related party)[1]	N/A	23%	N/A	46%
F2	12%	N/A	45%	N/A

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Percent of total revenue:		Percent of Hosting segment revenue:
Customer
E (related party)[1]	N/A	16%	N/A	42%
F2	11%	N/A	48%	N/A
1 This customer was labeled as Customer A in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The label was updated to conform to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
2 This customer was labeled as Customer D in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable segment gross profit (loss)	$15,419	$(27,076)	$84,159	$55,644
Gain from sales of digital assets	363	11,036	2,358	25,007
Impairment of digital assets	(681)	(7,986)	(2,864)	(212,184)
Impairment of goodwill and other intangibles	—	(268,512)	—	(1,059,265)
Impairment of property, plant and equipment	—	(59,259)	—	(59,259)
Losses on exchange or disposal of property, plant and equipment	(340)	—	(514)	(13,057)
Operating expenses:
Research and development	2,253	6,192	5,308	24,305
Sales and marketing	1,041	39	3,133	11,675
General and administrative	23,511	43,346	69,671	174,380
Total operating expenses	26,805	49,577	78,112	210,360
Operating (loss) income	(12,044)	(401,374)	5,027	(1,473,474)
Non-operating expenses, net:
Gain on debt extinguishment	(374)	—	(21,135)	—
Interest expense, net	2,196	25,942	2,317	74,734
Fair value adjustment on convertible notes	—	(4,123)	—	186,853
Fair value adjustment on derivative warrant liabilities	—	(521)	—	(32,985)
Reorganization items, net	28,256	—	78,270	—
Other non-operating (income) expenses, net	(1,090)	1,478	(3,978)	4,997
Total non-operating expenses, net	28,988	22,776	55,474	233,599
Loss before income taxes	$(41,032)	$(424,150)	$(50,447)	$(1,707,073)

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Unaudited Consolidated Financial Statements
13. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company from time to time has entered into various transactions with related parties.
The Company has agreements to provide hosting services to various entities that are managed and invested in by individuals that are directors and executives of the Company. For the three and nine months ended September 30, 2023, the Company recognized hosting revenue from the contracts with these entities of $2.8 million and $10.1 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized hosting revenue from the contracts with these entities of $9.2 million and $22.7 million, respectively.
In addition, for the three and nine months ended September 30, 2023, there was no equipment sales revenue recognized to these same various entities. For the three and nine months ended September 30, 2022, there was equipment sales revenue recognized of $29.7 million and $67.3 million to these same various entities. A nominal amount was receivable from these entities as of September 30, 2023 and December 31, 2022.
The Company reimburses certain officers and directors of the Company for use of a personal aircraft for flights taken on Company business. For the three and nine months ended September 30, 2023, the Company did not incur personal aircraft reimbursements. For the three and nine months ended September 30, 2022, the Company incurred reimbursements of $0.7 million and $1.8 million, respectively. As of September 30, 2023 and December 31, 2022, there were no reimbursements payable.
14. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the review of the Company’s consolidated financial statements for the three and six months ended June 30, 2023, the Company identified an error in in which cost of revenue from the three months ended June 30, 2023 was recorded during the three months ended March 31, 2023. The error resulted in an overstatement in cost of revenue for the three months ended March 31, 2023. This error also resulted in an overstatement of accrued expenses and other current liabilities as of March 31, 2023. Based on management’s evaluation of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned errors were not material to the Company’s previously filed March 31, 2023, consolidated financial statements. This is further supported by the fact that the error would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.
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

15. SUBSEQUENT EVENTS
Bitmain Purchase Agreement
Subsequent to September 2023, the Company executed a purchase agreement with Bitmain for the acquisition of 12,600 Antminer S21 model miners for use in the Company's operations, for a total purchase price of approximately $50.4 million, of which $0.6 million was paid as a deposit as of September 30, 2023. All miners are expected to be received and deployed by the third quarter of 2024.
Chapter 11
On October 2, 2023, the Bankruptcy Court entered the J.W. Didado Order approving the parties agreement to settle all claims of Didado against the Debtors. For further discussion of this settlement, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
On October 30, 2023, the Debtors reached an agreement in principle (the “Restructuring Term Sheet”) with the Ad Hoc Noteholder Group and the Equity Committee regarding the terms of a chapter 11 plan of reorganization, subject to the finalization of the Debtors’ Third Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement, and the execution of a restructuring support agreement (the “Restructuring Support Agreement”) and other definitive documentation, which the Debtors expect to enter into with the Ad Hoc Noteholder Group and the Equity Committee in the coming days. The Restructuring Support Agreement, if and when executed by the Debtors, the Ad Hoc Noteholder Group and the Equity Committee, is expected to include terms consistent with those terms set forth in the Restructuring Term Sheet.

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
•anticipate the impact of changes in U.S. federal income tax laws, including the impact on deferred tax assets; and
•successfully defend litigation, including matters in the Chapter 11 Cases.
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

Overview
Core Scientific is a best-in-class, large-scale operator of purpose-built facilities for digital asset mining. We mine digital assets for our own account and provide colocation hosting services for other large-scale miners at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (2), North Dakota (1) and Texas (2). Currently, we derive the majority of our revenue from self-mining bitcoin. We began digital asset mining in 2018 and in 2020 became one of the largest North American providers of colocation hosting services for third-party mining customers. We are one of the largest blockchain infrastructure, digital asset mining and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 586 MW for the three months ending September 30, 2023. As of September 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee, Oklahoma data center, which remains substantially undeveloped.
Our total revenue was $112.9 million and $162.6 million for the three months ended September 30, 2023 and 2022, respectively. We had operating losses of $12.0 million and $401.4 million for the three months ended September 30, 2023 and 2022, respectively. We had net losses of $41.1 million and $434.8 million for the three months ended September 30, 2023 and 2022, respectively. Our Adjusted EBITDA was $27.9 million and $17.9 million for the three months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Our total revenue was $360.5 million and $519.1 million for the nine months ended September 30, 2023 and 2022, respectively. We had operating income of $5.0 million and an operating loss of $1.5 billion for the nine months ended September 30, 2023 and 2022, respectively. We had net losses of $50.8 million and $1.7 billion for the nine months ended September 30, 2023 and 2022, respectively. Our Adjusted EBITDA was $113.0 million and $170.1 million for the nine months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure.
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
On June 20, 2023 the Debtors filed with the Bankruptcy Court a proposed Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related proposed form of Disclosure Statement; (ii) on August 8, 2023, the Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; and (iii) on September 7, 2023, the Second Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”).
On September 19, 2023, the Debtors, the ad hoc group of the Debtors’ secured convertible notes holders (the “Ad Hoc Noteholder Group”) and the equity committee (the “Equity Committee”) reached an agreement in principle with respect to the economic terms of the Plan (the “Mediated Settlement”). The Debtors, the Ad Hoc Noteholder Group and the Equity Committee will continue to work and negotiate in good faith to document the Mediated Settlement, resolve certain open issues and revise the Plan and Disclosure Statement to incorporate the terms of the Mediated Settlement.

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
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power agree that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which resulted in a gain of $4.9 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.
City of Denton Lease Settlement
On August 16, 2023, the Bankruptcy Court entered an order (the “City of Denton Order”), approving the parties agreement to settle all claims of City of Denton and Denton Municipal Electric (“Denton”) against the Debtors and releasing any and all liens related to the Debtor’s lease of the Denton facility in exchange for Debtors execution lease cure costs totaling $1.5 million. The satisfaction of the settlement resulted in a loss of $1.5 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.
Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order (the “HMC Order”), approving the parties agreement to settle all claims of HMC and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for Debtors payment of $2 million and the Debtors execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023. For more information on the promissory note, refer to Note 5 — Notes Payable to our unaudited consolidated financial statements in Item 1 of Part I of this report.
Celsius Mining LLC Settlement
On September 14, 2023, the Debtors and Celsius entered into a purchase and sale agreement (the “PSA”) that provides in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors, (i) sale to Celsius of the Debtor’s Ward County, Texas bitcoin mining data center site (the “Cedarvale Facility”) and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other mining facilities on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts. In connection with the PSA the parties released and (iv) unequivocally release claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
As of September 30, 2023, there were $36.1 million of assets held for sale on the Company’s Consolidated Balance Sheets related to the sale of the Cedarvale Facility. Refer to Note 8 — Commitments and Contingencies to our unaudited consolidated financial statements in Item 1 of Part I of this report for further discussion of the sale.
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.2 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the three months ended September 30, 2023. See Note 5 — Notes Payable to our unaudited consolidated financial statements in Item 1 of Part I of this report for further discussion of the promissory note.
J.W. Didado Electric, LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order approving the parties agreement to settle all claims of W. Didado Electric, LLC (“Didado”) against the Debtors and releasing any and all liens related to the Debtor’s Muskogee datacenter in exchange for Debtors execution of an unsecured promissory note in favor of Didado in the principal amount of $13 million to be paid over 36 months upon emergence of bankruptcy.
Our Business Model
Company Overview
Core Scientific is a best-in-class, large-scale operator of purpose-built facilities for digital asset mining. Our operations are currently conducted in the United States at state-of-the-art facilities specifically designed and constructed for housing advanced mining equipment. The Company’s primary business is self-mining and hosting third-party equipment used in mining of digital asset coins and tokens, including bitcoin.
Since July 2018, we have operated for ourselves and on behalf of our customers and related parties, miners of varying models, types, and manufacturers, but primarily miners of bitcoin manufactured by Bitmain Technologies, Ltd (“Bitmain”). We have accumulated significant expertise in the installation, operation, optimization, and repair of digital mining equipment. We have expanded our self-mining operation to take advantage of the enhanced revenue opportunities of self-mining and opportunity to benefit from higher bitcoin prices.
Our hosting colocation business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customer’s digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and entering into strategic, revenue-enhancing colocation opportunities with third parties. We intend to develop the infrastructure necessary to support business growth and profitability and capture adjacent opportunities that leverage our mining infrastructure, expertise and capabilities.
Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota and Texas are purpose-built facilities optimized for the unique requirements of high density blockchain computer servers. We are one of the largest blockchain infrastructure, digital asset mining, and colocation hosting provider companies in North America, with an average hourly operating power demand of approximately 586 MW for the three months ended September 30, 2023. As of September 30, 2023, we had approximately 1,500 MW of contracted power capacity at our sites, including 500 MW of power allocated to the Muskogee, Oklahoma data center which remains substantially undeveloped. Our existing completed facilities leverage our specialized construction proficiency by employing high-density, low-cost engineering and power designs. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.

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
We have entered into agreements with mining equipment manufacturers to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. We currently have two active purchase agreements with Bitmain. The first agreement is for the acquisition of 27,000 Antminer S19J XP miners to be delivered during the fourth quarter of 2023. The second agreement is for the acquisition of 12,600 Antminer S21 miners to be delivered during the first half of 2024. As of September 30, 2023, we are current on our payment commitments under both agreements.
As of September 30, 2023, we had deployed approximately 206,200 bitcoin miners, which number consists of approximately 144,300 self-miners and approximately 61,900 hosted miners, which represented 15.0 EH/s and 7.3 EH/s for self-miners and hosted miners, respectively.
The tables below summarize the total number of self- and hosted miners in operation as of September 30, 2023 and December 31, 2022 (miners in thousands):

	Bitcoin Miners in Operation as of September 30, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.0	144.3
Hosted miners	7.3	61.9
Total mining equipment	22.3	206.2

	Bitcoin Miners in Operation as of December 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	153.0
Hosted miners	8.0	81.0
Total mining equipment	23.7	234.0
During the fourth quarter of December 31, 2022, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously hosted ASIC servers were removed from our data center facilities and returned to the customers.

Summary of Digital Asset Activity
Activity related to our digital asset balances for the nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	September 30, 2023	September 30, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	278,100	323,337
Mining proceeds from shared hosting	10,321	—
Proceeds from sales of digital assets	(287,769)	(350,795)
Gain from sales of digital assets	2,351	25,007
Impairment of digital assets	(2,864)	(212,184)
Payment of board fee	(304)	—
Digital assets, end of period	$559	$19,663
* As of September 30, 2023, there was $0.9 million of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Halving
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
Electricity Costs
Electricity is the major operating cost for the mining fleet, as well as for the hosting services provided to customers and related parties. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in a reduction in available wind and solar generated electricity, an increase in demand for electrical energy generally or damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Locally, factors such as animal incursion, sabotage and other events out of our control can also impact electricity costs and availability.
Equipment Costs
The long-term trend of increasing digital assets market value has increased demand for the newest, most efficient miners and has at times resulted in scarcity in the supply of, and thereby a resulting increase in the price of, those miners. The recent decline in the market value of digital assets has resulted in an excess supply of miners and a decline in their price. As a result, the cost of new machines can be unpredictable, and could be significantly higher than our historical cost for new miners.
Our Customers
In addition to factors underlying our self-mining business growth and profitability, our success greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers. On July 30, 2021, we acquired an existing hosting customer, Blockcap, Inc. (“Blockcap”), and thereby increased our self-mining operations.
Our business environment is constantly evolving, and digital asset miners can range from a declining number of individual enthusiasts to a growing number of professional mining operations with dedicated data centers. The Company competes with other enterprises that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.
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
Despite this trend, we believe we have continued to maintain a competitive hash rate capacity among both public and private bitcoin miners. However, to remain competitive in our evolving industry, both against new entrants into the market and existing competitors, we anticipate that we will need to continue to expand our existing miner fleet by purchasing new and available used miners, as well as innovating to develop and implement new technologies and mining solutions.
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

	September 30,
	2023	2022
Self-Mining Hash rate (Exahash per second)	15.0	13.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA (in millions)	$27.9	$17.9	$113.0	$170.1
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
We measure the hash rate produced by our mining fleet through our management software MinderTM, which consolidates the reported hash rate from each miner. The method by which we measure our hash rate may differ from how other operators present such a measure.
Our self-mining hash rate was 15.0 EH/s and 13.0 EH/s as of September 30, 2023 and 2022, respectively representing a 15% increase year over year.

Our combined self-mining and customer and related party hosting hash rate declined 1%, to 22.3 EH/s as of September 30, 2023, from 22.5 EH/s as of September 30, 2022.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA
Net loss	$(41,146)	$(434,792)	$(50,794)	$(1,711,471)
Adjustments:
Interest expense, net	2,196	25,942	2,317	74,734
Income tax expense	114	10,642	347	4,398
Depreciation and amortization	24,233	64,570	64,800	156,544
Amortization of operating lease right-of-use assets	234	317	703	424
Gain on debt extinguishment	(374)	—	(21,135)	—
Stock-based compensation expense	14,861	29,753	41,414	166,548
Fair value adjustment on derivative warrant liabilities	—	(521)	—	(32,985)
Fair value adjustment on convertible notes	—	(4,123)	—	186,853
Gain from sales of digital assets	(363)	(11,036)	(2,358)	(25,007)
Impairment of digital assets	681	7,986	2,864	212,184
Impairment of goodwill and other intangibles	—	268,512	—	1,059,265
Impairment of property, plant and equipment	—	59,259	—	59,259
Losses on exchange or disposal of property, plant and equipment	340	—	514	13,057
Gain on sale of intangible assets	—	—	—	(5,904)
Cash restructuring charges	—	(125)	—	1,320
Reorganization items, net	28,256	—	78,270	—
Fair value adjustment on acquired vendor liability	—	68	—	9,498
Equity line of credit expenses	—	1,431	—	1,431
Other items	(1,090)	(21)	(3,978)	(27)
Adjusted EBITDA	$27,942	$17,862	$112,964	$170,121
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
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees who are not part of the research and development and sales and marketing organization, professional fees, and other personnel related expenses. Also included are stock-based compensation, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees.
Non-operating expenses, net:
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

Results of Operations for the Three Months Ended September 30, 2023 and 2022
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$27,020	$35,731	$(8,711)	(24)%
Hosting revenue from related parties	2,828	9,185	(6,357)	(69)%
Equipment sales to customers	—	7,468	(7,468)	(100)%
Equipment sales to related parties	—	29,693	(29,693)	(100)%
Digital asset mining revenue	83,056	80,495	2,561	3%
Total revenue	112,904	162,572	(49,668)	(31)%
Cost of revenue:
Cost of hosting services	24,882	44,975	(20,093)	(45)%
Cost of equipment sales	—	27,917	(27,917)	(100)%
Cost of digital asset mining	72,603	116,756	(44,153)	(38)%
Total cost of revenue	97,485	189,648	(92,163)	(49)%
Gross profit (loss)	15,419	(27,076)	42,495	NM
Gain from sales of digital assets	363	11,036	(10,673)	(97)%
Impairment of digital assets	(681)	(7,986)	7,305	(91)%
Impairment of goodwill and other intangibles	—	(268,512)	268,512	(100)%
Impairment of property, plant and equipment	—	(59,259)	59,259	(100)%
Losses on exchange or disposal of property, plant and equipment	(340)	—	(340)	100%
Operating expenses:
Research and development	2,253	6,192	(3,939)	(64)%
Sales and marketing	1,041	39	1,002	NM
General and administrative	23,511	43,346	(19,835)	(46)%
Total operating expenses	26,805	49,577	(22,772)	(46)%
Operating loss	(12,044)	(401,374)	389,330	(97)%
Non-operating expenses, net:
Gain on debt extinguishment	(374)	—	(374)	NM
Interest expense, net	2,196	25,942	(23,746)	(92)%
Fair value adjustment on convertible notes	—	(4,123)	4,123	(100)%
Fair value adjustment on derivative warrant liabilities	—	(521)	521	(100)%
Reorganization items, net	28,256	—	28,256	100%
Other non-operating (income) expenses, net	(1,090)	1,478	(2,568)	NM
Total non-operating expenses, net	28,988	22,776	6,212	27%
Loss before income taxes	(41,032)	(424,150)	383,118	(90)%
Income tax expense	114	10,642	(10,528)	(99)%
Net loss	$(41,146)	$(434,792)	$393,646	(91)%
NM - Not Meaningful

Revenue

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$27,020	$35,731	$(8,711)	(24)%
Hosting revenue from related parties	2,828	9,185	(6,357)	(69)%
Equipment sales to customers	—	7,468	(7,468)	(100)%
Equipment sales to related parties	—	29,693	(29,693)	(100)%
Digital asset mining revenue	83,056	80,495	2,561	3%
Total revenue	$112,904	$162,572	$(49,668)	(31)%
Percentage of total revenue:
Hosting revenue from customers	24%	22%
Hosting revenue from related parties	3%	6%
Equipment sales to customers	—%	5%
Equipment sales to related parties	—%	17%
Digital asset mining revenue	73%	50%
Total revenue	100%	100%
Total revenue decreased by $49.7 million to $112.9 million for the three months ended September 30, 2023, from $162.6 million for the three months ended September 30, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $8.7 million or 24%, to $27.0 million for the three months ended September 30, 2023, from $35.7 million for the three months ended September 30, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates, partially offset by the deployment of additional miners for existing customers as well as the addition of several hosted miners related to our shared proceeds hosting customers for the three months ended September 30, 2023.
Total hosting revenue from related parties decreased by $6.4 million or 69%, to $2.8 million for the three months ended September 30, 2023, from $9.2 million for the three months ended September 30, 2022. The decrease in related party hosting revenue was primarily driven by the termination of hosting contracts during the three months ended September 30, 2023.
Equipment sales to customers decreased by $7.5 million or 100%, to nil for the three months ended September 30, 2023, from $7.5 million for the three months ended September 30, 2022. The decrease in equipment sales to customers was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Equipment sales to related parties decreased by $29.7 million or 100%, to nil for the three months ended September 30, 2023, from $29.7 million for the three months ended September 30, 2022. The decrease in equipment sales to related parties was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Digital asset mining revenue increased by $2.6 million to $83.1 million for the three months ended September 30, 2023, from $80.5 million for the three months ended September 30, 2022. The year over year increase in mining revenue was driven primarily by a 32% increase in the price of bitcoin and an increase in our self-mining hash rate driven by an increase in the number of mining units deployed. The increase in mining revenue was partially offset by the 77% increase in the global bitcoin network hash rate. Our self-mining hash rate increased by 15%, to 15.0 EH/s for the three months ended September 30, 2023, from 13.0 EH/s for the three months ended September 30, 2022. The total number of bitcoins mined for the three months ended September 30, 2023, was 2,953 compared to 3,768 for the three months ended September 30, 2022. The average price of bitcoin for the three months ended September 30, 2023, was $28,091 as compared to $21,324 for the three months ended September 30, 2022.

Cost of revenue

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$97,485	$189,648	$(92,163)	(49)%
Gross profit (loss)	15,419	(27,076)	42,495	NM
Gross margin	14%	(17)%
Cost of revenue decreased by $92.2 million or 49%, to $97.5 million for the three months ended September 30, 2023, from $189.6 million for the three months ended September 30, 2022. As a percentage of total revenue, cost of revenue totaled 86% and 117% for the three months ended September 30, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to decreased depreciation expense of $40.4 million driven by an adjustment to the depreciable base for the deployed self-mining units, $27.9 million of lower equipment sales costs due the Company exiting the selling of equipment, $25.5 million of lower power costs due to adjustments made for prior period deposits, and lower stock-based compensation of $2.9 million as prior year included vesting acceleration associated with the acquisition of BlockCap, partially offset by an increase in facility related expenses of $2.1 million.
Gain from sales of digital assets

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$363	$11,036	$(10,673)	(97)%
Percentage of total revenue	—%	7%
Gain from sales of digital assets decreased by $10.7 million to $0.4 million for the three months ended September 30, 2023, from a gain of $11.0 million for the three months ended September 30, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the three months ended September 30, 2023, the carrying value of our digital assets sold was $88.5 million and proceeds were $88.1 million. For the three months ended September 30, 2022, the carrying value of our digital assets sold was $93.5 million and the sales price was $104.5 million.
Impairment of digital assets

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(681)	$(7,986)	$7,305	(91)%
Percentage of total revenue	(1)%	(5)%
Impairment of digital assets decreased by $7.3 million to $0.7 million for the three months ended September 30, 2023, from $8.0 million for the three months ended September 30, 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $0.6 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively.

Impairment of goodwill and other intangibles

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$—	$(268,512)	$268,512	(100)%
Percentage of total revenue	—%	(165)%
Impairment of goodwill and other intangibles decreased by $268.5 million to nil for the three months ended September 30, 2023, from $268.5 million for the three months ended September 30, 2022. The Company identified a triggering event as of September 30, 2022, due to declines in the market price of bitcoin, the market price of our common stock and our market capitalization and, as such, we performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. We concluded the carrying amount of the Mining reporting unit and Equipment Sales and Hosting reporting unit exceeded each reporting unit’s fair value and, as such, recorded an impairment of goodwill of $207.8 million in our Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. In addition, as part of the restructuring activities during the third quarter of 2022, the Company determined that $2.5 million of software intangible assets would no longer be used.
Impairment of property, plant and equipment

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$—	$(59,259)	$59,259	(100)%
Percentage of total revenue	—%	(36)%
During the three months ended September 30, 2022, we determined that the carrying value of the property, plant and equipment at the Cedarvale, Texas facility site may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment at the Cedarvale, Texas facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the three months ended September 30, 2022.
Losses on exchange or disposal of property, plant and equipment

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(340)	$—	$(340)	100%
Percentage of total revenue	—%	—%
Losses on exchange or disposal of property, plant and equipment increased by $0.3 million to $0.3 million for the three months ended September 30, 2023, from nil for the three months ended September 30, 2022. This loss was due to the disposal of mining equipment.

Operating Expenses
Research and development

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$2,253	$6,192	$(3,939)	(64)%
Percentage of total revenue	2%	4%
Research and development expenses decreased by $3.9 million or 64%, to $2.3 million for the three months ended September 30, 2023, from $6.2 million for the three months ended September 30, 2022. The decrease was driven by lower stock-based compensation of $4.9 million as prior year included vesting acceleration associated with the acquisition of BlockCap, partially offset by higher personnel and employee related expenses of $0.5 million and an increase in software related expenses of $0.4 million.
Sales and marketing

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$1,041	$39	$1,002	NM
Percentage of total revenue	1%	—%
Sales and marketing expenses increased by $1.0 million for the three months ended September 30, 2023, from the three months ended September 30, 2022. The increase was primarily driven by $1.2 million higher stock-based compensation as prior year included an adjustment for forfeitures, partially offset by $0.2 million lower marketing and advertising-related expenses.
General and administrative

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$23,511	$43,346	$(19,835)	(46)%
Percentage of total revenue	21%	27%
General and administrative expenses decreased by $19.8 million to $23.5 million for the three months ended September 30, 2023, from $43.3 million for the three months ended September 30, 2022. The decrease was primarily driven by $8.4 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $5.9 million decrease in bad debt expense, $2.8 million of lower professional fees primarily related to expenses in the prior year to support public company readiness, $1.5 million lower employee related expenses such as travel, workplace expenses and software, $0.6 million of lower corporate taxes and $0.3 million of lower payroll and benefit costs associated with lower headcount.

Non-operating expenses, net

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Gain on debt extinguishment	$(374)	$—	$(374)	NM
Interest expense, net	2,196	25,942	(23,746)	(92)%
Fair value adjustment on convertible notes	—	(4,123)	4,123	(100)%
Fair value adjustment on derivative warrant liabilities	—	(521)	521	(100)%
Reorganization items, net	28,256	—	28,256	100%
Other non-operating (income) expense, net	(1,090)	1,478	(2,568)	NM
Total non-operating expenses, net	$28,988	$22,776	$6,212	27%
Total non-operating expenses, net increased by $6.2 million, to $29.0 million for the three months ended September 30, 2023, from non-operating income, net of $22.8 million for the three months ended September 30, 2022. The increase in non-operating expenses, net was primarily driven by a $28.3 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition in the third quarter of 2023, and a fair value adjustment on convertible notes of $4.1 million (excluding interest expense and changes in instrument-specific credit risk) for the three months ended September 30, 2022, compared to no adjustment for the same period in 2023, partially offset by a $23.7 million decrease in 2023 Interest expense, net resulting from the bankruptcy court ordered stay on payment of pre-petition obligations, including interest.
Income tax expense

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$114	$10,642	$(10,528)	(99)%
Percentage of total revenue	—%	7%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended September 30, 2023, our income tax expense was $0.1 million. For the three months ended September 30, 2022, our income tax expense was $10.6 million. The Company's effective tax rate for the three months ended September 30, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$29,848	$44,916	$(15,068)	(34)%
Equipment sales	—	37,161	(37,161)	(100)%
Total revenue	29,848	82,077	(52,229)	(64)%
Cost of revenue:
Cost of hosting services	24,882	44,975	(20,093)	(45)%
Cost of equipment sales	—	27,917	(27,917)	(100)%
Total cost of revenue	$24,882	$72,892	$(48,010)	(66)%
Gross profit	$4,966	$9,185	$(4,219)	(46)%
Hosting Margin	17%	11%
Mining Segment
Digital asset mining revenue	$83,056	$80,495	$2,561	3%
Total revenue	83,056	80,495	2,561	3%
Cost of revenue	72,603	116,756	(44,153)	(38)%
Gross profit (loss)	$10,453	$(36,261)	$46,714	NM
Mining Margin	13%	(45)%
Consolidated
Consolidated total revenue	$112,904	$162,572	$(49,668)	(31)%
Consolidated cost of revenue	$97,485	$189,648	$(92,163)	(49)%
Consolidated gross profit (loss)	$15,419	$(27,076)	$42,495	NM
For the three months ended September 30, 2023, cost of revenue included depreciation expense of $1.9 million for the Hosting segment and $22.0 million for the Mining segment. For the three months ended September 30, 2022, cost of revenue included depreciation expense of $3.3 million for the Hosting segment and $61.1 million for the Mining segment.
For the three months ended September 30, 2023 and 2022, the top customer accounted for approximately 45% and 10%, respectively, of the Hosting’s segment total revenue.
For the three months ended September 30, 2023, gross profit in the Hosting segment decreased $4.2 million compared to the three months ended September 30, 2022, reflecting a Hosting segment gross margin of 17% for the three months ended September 30, 2023, compared to a gross margin of 11% for the three months ended September 30, 2022. The increase in Hosting segment gross margin for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 was primarily due to decreased equipment sales costs driven by the Company’s decision to exit the Equipment Sales business, lower power costs, and a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap. The increase in the Hosting segment gross profit was partially offset by a decrease in hosting revenue driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates.
For the three months ended September 30, 2023, gross profit in the Mining segment increased $46.7 million compared to the three months ended September 30, 2022, due to a higher Mining segment gross profit (loss) margin of 13% for the three months ended September 30, 2023, compared to (45)% for the three months ended September 30, 2022. The increase in the Mining segment gross profit was primarily due to a decrease in depreciation as a percentage of segment revenues, which was driven by an impairment adjustment to the depreciable base for the deployed self-mining units, lower power costs, a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap, and an increase in our self-mining hash rate, which was 15.0 EH/s for the three months ended September 30, 2023, compared to 13.0 EH/s for the three months ended September 30, 2022.

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit (loss)	$15,419	$(27,076)	$42,495	NM
Gain from sales of digital assets	363	11,036	(10,673)	(97)%
Impairment of digital assets	(681)	(7,986)	7,305	(91)%
Impairment of goodwill and other intangibles	—	(268,512)	268,512	(100)%
Impairment of property, plant and equipment	—	(59,259)	59,259	(100)%
Losses on exchange or disposal of property, plant and equipment	(340)	—	(340)	100%
Operating expenses:
Research and development	2,253	6,192	(3,939)	(64)%
Sales and marketing	1,041	39	1,002	NM
General and administrative	23,511	43,346	(19,835)	(46)%
Total operating expenses	26,805	49,577	(22,772)	(46)%
Operating loss	(12,044)	(401,374)	389,330	(97)%
Non-operating expenses, net:
Gain on debt extinguishment	(374)	—	(374)	100%
Interest expense, net	2,196	25,942	(23,746)	(92)%
Fair value adjustment on derivative warrant liabilities	—	(521)	521	(100)%
Fair value adjustment on convertible notes	—	(4,123)	4,123	(100)%
Reorganization items, net	28,256	—	28,256	100%
Other non-operating (income) expenses, net	(1,090)	1,478	(2,568)	NM
Total non-operating expenses, net	28,988	22,776	6,212	27%
Loss before income taxes	$(41,032)	$(424,150)	$383,118	(90)%

Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$72,245	$94,407	$(22,162)	(23)%
Hosting revenue from related parties	10,062	22,659	(12,597)	(56)%
Equipment sales to customers	—	11,391	(11,391)	(100)%
Equipment sales to related parties	—	67,269	(67,269)	(100)%
Digital asset mining revenue	278,164	323,337	(45,173)	(14)%
Total revenue	360,471	519,063	(158,592)	(31)%
Cost of revenue:
Cost of hosting services	64,187	119,850	(55,663)	(46)%
Cost of equipment sales	—	63,993	(63,993)	(100)%
Cost of digital asset mining	212,125	279,576	(67,451)	(24)%
Total cost of revenue	276,312	463,419	(187,107)	(40)%
Gross profit	84,159	55,644	28,515	51%
Gain from sales of digital assets	2,358	25,007	(22,649)	(91)%
Impairment of digital assets	(2,864)	(212,184)	209,320	(99)%
Impairment of goodwill and other intangibles	—	(1,059,265)	1,059,265	(100)%
Impairment of property, plant and equipment	—	(59,259)	59,259	(100)%
Losses on exchange or disposal of property, plant and equipment	(514)	(13,057)	12,543	(96)%
Operating expenses:
Research and development	5,308	24,305	(18,997)	(78)%
Sales and marketing	3,133	11,675	(8,542)	(73)%
General and administrative	69,671	174,380	(104,709)	(60)%
Total operating expenses	78,112	210,360	(132,248)	(63)%
Operating income (loss)	5,027	(1,473,474)	1,478,501	NM
Non-operating expenses, net:
Gain on debt extinguishment	(21,135)	—	(21,135)	100%
Interest expense, net	2,317	74,734	(72,417)	(97)%
Fair value adjustment on convertible notes	—	186,853	(186,853)	(100)%
Fair value adjustment on derivative warrant liabilities	—	(32,985)	32,985	(100)%
Reorganization items, net	78,270	—	78,270	100%
Other non-operating (income) expenses, net	(3,978)	4,997	(8,975)	NM
Total non-operating expenses, net	55,474	233,599	(178,125)	(76)%
Loss before income taxes	(50,447)	(1,707,073)	1,656,626	(97)%
Income tax expense	347	4,398	(4,051)	(92)%
Net loss	$(50,794)	$(1,711,471)	$1,660,677	(97)%
NM - Not Meaningful

Revenue

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$72,245	$94,407	$(22,162)	(23)%
Hosting revenue from related parties	10,062	22,659	(12,597)	(56)%
Equipment sales to customers	—	11,391	(11,391)	(100)%
Equipment sales to related parties	—	67,269	(67,269)	(100)%
Digital asset mining revenue	278,164	323,337	(45,173)	(14)%
Total revenue	$360,471	$519,063	$(158,592)	(31)%
Percentage of total revenue:
Hosting revenue from customers	20%	18%
Hosting revenue from related parties	3%	4%
Equipment sales to customers	—%	2%
Equipment sales to related parties	—%	13%
Digital asset mining revenue	77%	63%
Total revenue	100%	100%
Total revenue decreased by $158.6 million to $360.5 million for the nine months ended September 30, 2023, from $519.1 million for the nine months ended September 30, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $22.2 million or 23%, to $72.2 million for the nine months ended September 30, 2023, from $94.4 million for the nine months ended September 30, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates and the associated reduction in the total number of hosting miners in the fleet for the nine months ended September 30, 2023.
Total hosting revenue from related parties decreased by $12.6 million or 56%, to $10.1 million for the nine months ended September 30, 2023, from $22.7 million for the nine months ended September 30, 2022. The decrease in related party hosting revenue was primarily driven by the termination of hosting contracts during the fourth quarter of December 31, 2022.
Equipment sales to customers decreased by $11.4 million or 100%, to nil for the nine months ended September 30, 2023, from $11.4 million for the nine months ended September 30, 2022. The decrease in equipment sales to customers was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Equipment sales to related parties decreased by $67.3 million or 100%, to nil for the nine months ended September 30, 2023, from $67.3 million for the nine months ended September 30, 2022. The decrease in equipment sales to related parties was driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Digital asset mining revenue decreased by $45.2 million to $278.2 million for the nine months ended September 30, 2023, from $323.3 million for the nine months ended September 30, 2022. The year over year decrease in mining revenue was driven primarily by a decrease in the price of bitcoin and an increase in the global bitcoin network hash rate, partially offset by the increase in our self-mining hash rate from increases in the number of mining units deployed. Our self-mining hash rate increased by 15%, to 15.0 EH/s for the nine months ended September 30, 2023, from 13.0 EH/s for the nine months ended September 30, 2022. The total number of bitcoins mined for the nine months ended September 30, 2023, was 10,721 compared to 10,335 for the nine months ended September 30, 2022. The average price of bitcoin for the nine months ended September 30, 2023, was $26,353 as compared to $36,876 for the nine months ended September 30, 2022, a decrease of 29%.

Cost of revenue

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$276,312	$463,419	$(187,107)	(40)%
Gross profit	84,159	55,644	28,515	51%
Gross margin	23%	11%
Cost of revenue decreased by $187.1 million or 40%, to $276.3 million for the nine months ended September 30, 2023, from $463.4 million for the nine months ended September 30, 2022. As a percentage of total revenue, cost of revenue totaled 77% and 89% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to $90.5 million of decreased depreciation expense driven by an adjustment to the depreciable base for the deployed self-mining units, $64.0 million of lower equipment sales costs due to the Company exiting the selling of equipment, and lower stock-based compensation of $19.7 million as prior year included vesting acceleration associated with the acquisition of BlockCap, lower power costs of $18.1 million due to adjustments made for prior period deposits, partially offset by an increase in facility expenses of $2.8 million.
Gain from sales of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$2,358	$25,007	$(22,649)	(91)%
Percentage of total revenue	1%	5%
Gain from sales of digital assets decreased by $22.6 million to $2.4 million for the nine months ended September 30, 2023, from a gain of $25.0 million for the nine months ended September 30, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the nine months ended September 30, 2023, the carrying value of our digital assets sold was $285.4 million and proceeds were $287.8 million. For the nine months ended September 30, 2022, the carrying value of our digital assets sold was $325.8 million and the sales price was $350.8 million.
Impairment of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(2,864)	$(212,184)	$209,320	(99)%
Percentage of total revenue	(1)%	(41)%
Impairment of digital assets decreased by $209.3 million to $2.9 million for the nine months ended September 30, 2023, from $212.2 million for the nine months ended September 30, 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $0.6 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively.

Impairment of goodwill and other intangibles

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$—	$(1,059,265)	$1,059,265	(100)%
Percentage of total revenue	—%	(204)%
Impairment of goodwill and other intangibles decreased by $1.1 billion to nil for the nine months ended September 30, 2023, from $1.1 billion for the nine months ended September 30, 2022. The Company identified a triggering event as of June 30, 2022 and September 30, 2022, due to declines in the Company’s stock price and market decline in the value of bitcoin and, as such, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit. The Company concluded the carrying amount of the Mining segment exceeded its fair value and, as such, recorded a $996.5 million impairment of goodwill in its Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. In addition, as part of the restructuring activities during the second quarter of 2022, the Company determined that $4.5 million of software intangible assets would no longer be used.
Impairment of property, plant and equipment

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$—	$(59,259)	$59,259	(100)%
Percentage of total revenue	—%	(36)%
During the nine months ended September 30, 2022, we determined that the carrying value of the property, plant and equipment at the Cedarvale, Texas facility site may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment at the Cedarvale, Texas facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the nine months ended September 30, 2022.
Losses on exchange or disposal of property, plant and equipment

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(514)	$(13,057)	$12,543	(96)%
Percentage of total revenue	—%	(3)%
Losses on exchange or disposal of property, plant and equipment decreased by $12.5 million to $0.5 million for the nine months ended September 30, 2023, from $13.1 million for the nine months ended September 30, 2022. The decrease was due to a noncash exchange of mining equipment during 2022.

Operating Expenses
Research and development

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$5,308	$24,305	$(18,997)	(78)%
Percentage of total revenue	1%	5%
Research and development expenses decreased by $19.0 million or 78%, to $5.3 million for the nine months ended September 30, 2023, from $24.3 million for the nine months ended September 30, 2022. The decrease was driven by lower stock-based compensation of $19.1 million as prior year included vesting acceleration associated with the acquisition of BlockCap, a decrease in professional fees of $0.6 million, partially offset by higher personnel and related expenses of $0.4 million.
Sales and marketing

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$3,133	$11,675	$(8,542)	(73)%
Percentage of total revenue	1%	2%
Sales and marketing expenses decreased by $8.5 million or 73%, to $3.1 million for the nine months ended September 30, 2023, from $11.7 million for the nine months ended September 30, 2022. The decrease was primarily driven by $7.3 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $0.7 million of lower advertising and marketing expenses and $0.4 million lower personnel and related expenses.
General and administrative

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$69,671	$174,380	$(104,709)	(60)%
Percentage of total revenue	19%	34%
General and administrative expenses decreased by $104.7 million to $69.7 million for the nine months ended September 30, 2023, from $174.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by $79.0 million lower stock-based compensation as prior year included vesting acceleration associated with the acquisition of BlockCap, $9.8 million of lower professional fees primarily related to expenses in the prior year to support public company readiness, $5.9 million decrease in bad debt expense $4.1 million of lower payroll and benefit costs associated with lower headcount, $2.3 million lower employee related expenses such as travel and software, and lower corporate taxes of $0.7 million.

Non-operating expenses, net

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
Gain on debt extinguishment	$(21,135)	$—	$(21,135)	100%
Interest expense, net	2,317	74,734	(72,417)	(97)%
Fair value adjustment on convertible notes	—	186,853	(186,853)	(100)%
Fair value adjustment on derivative warrant liabilities	—	(32,985)	32,985	(100)%
Reorganization items, net	78,270	—	78,270	100%
Other non-operating (income) expenses, net	(3,978)	4,997	(8,975)	NM
Total non-operating expenses, net	$55,474	$233,599	$(178,125)	(76)%
Total non-operating expenses, net decreased by $178.1 million, to $55.5 million for the nine months ended September 30, 2023, from $233.6 million for the nine months ended September 30, 2022. The decrease in non-operating expenses, net was primarily driven by a fair value adjustment on convertible notes of $186.9 million (excluding interest expense and changes in instrument-specific credit risk) for the nine months ended September 30, 2022, compared to no adjustment for the same period in 2023, a $72.4 million decrease in interest expense, net for the nine months ended September 30, 2023, resulting from the bankruptcy court ordered stay on payment of pre-petition obligations, including interest, and a $21.1 million gain on debt extinguishment primarily related to the settlement of the NYDIG Loan for the nine months ended September 30, 2023. These decreases in non-operating expenses were partially offset by a $78.3 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition during the nine months ended September 30, 2023, and a $33.0 million decrease in the fair value adjustment on derivative warrant liabilities.
Income tax expense

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$347	$4,398	$(4,051)	(92)%
Percentage of total revenue	—%	1%
Income tax expense consists of U.S. federal, state and local income taxes. For the nine months ended September 30, 2023 and 2022, our income tax expense was $0.3 million and $4.4 million, respectively. The $4.1 million decrease in the provision for income taxes for the nine months ended September 30, 2023, compared to same period in 2022, was due to our ability to benefit a portion of the losses during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company was no longer able to benefit from losses, which were subject to a full valuation allowance. The Company's effective tax rate for the nine months ended September 30, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment	(in thousands, except percentages)
Revenue:
Hosting revenue	$82,307	$117,066	$(34,759)	(30)%
Equipment sales	—	78,660	(78,660)	(100)%
Total revenue	82,307	195,726	(113,419)	(58)%
Cost of revenue:
Cost of hosting services	64,187	119,850	(55,663)	(46)%
Cost of equipment sales	—	63,993	(63,993)	(100)%
Total cost of revenue	$64,187	$183,843	$(119,656)	(65)%
Gross profit	$18,120	$11,883	$6,237	52%
Hosting Margin	22%	6%
Mining Segment
Digital asset mining revenue	$278,164	$323,337	$(45,173)	(14)%
Total revenue	278,164	323,337	(45,173)	(14)%
Cost of revenue	212,125	279,576	(67,451)	(24)%
Gross profit	$66,039	$43,761	$22,278	51%
Mining Margin	24%	14%
Consolidated
Consolidated total revenue	$360,471	$519,063	$(158,592)	(31)%
Consolidated cost of revenue	$276,312	$463,419	$(187,107)	(40)%
Consolidated gross profit	$84,159	$55,644	$28,515	51%
For the nine months ended September 30, 2023, cost of revenue included depreciation expense of $3.7 million for the Hosting segment and $60.8 million for the Mining segment. For the nine months ended September 30, 2022, cost of revenue included depreciation expense of $8.2 million for the Hosting segment and $146.8 million for the Mining segment.
For the nine months ended September 30, 2023 and 2022, the top customer accounted for approximately 48% and 8%, respectively, of the Hosting’s segment total revenue.
For the nine months ended September 30, 2023, gross profit in the Hosting segment increased $6.2 million compared to the nine months ended September 30, 2022, reflecting a Hosting segment gross margin of 22% for the nine months ended September 30, 2023, compared to gross profit of 6% for the nine months ended September 30, 2022. The increase in Hosting segment gross profit for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to decreased equipment sales costs driven by the Company’s decision to exit the Equipment Sales business, lower power fees, and a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap. The increase in the Hosting segment gross profit was partially offset by a decrease in hosting revenue driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates.
For the nine months ended September 30, 2023, gross profit in the Mining segment increased $22.3 million compared to the nine months ended September 30, 2022, due to a higher Mining segment gross profit of 24% for the nine months ended September 30, 2023, compared to 14% for the nine months ended September 30, 2022. The increase in the Mining segment gross profit was primarily due to a decrease in depreciation as a percentage of segment revenues, which was driven by an impairment adjustment to the depreciable base for the deployed self-mining units, a decrease in stock-based compensation expense as a percentage of revenues as prior year included vesting acceleration associated with the acquisition of BlockCap, and an increase in our self-mining hash rate, which was 15.00 EH/s for the nine months ended September 30, 2023, compared to 13.0 EH/s for the nine months ended

September 30, 2022. This increase in the Mining segment gross profit margin is partially offset by higher power costs and a 29% decrease in the average price of bitcoin.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022, is as follows:

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$84,159	$55,644	$28,515	51%
Gain from sales of digital assets	2,358	25,007	(22,649)	(91)%
Impairment of digital assets	(2,864)	(212,184)	209,320	(99)%
Impairment of goodwill and other intangibles	—	(1,059,265)	1,059,265	(100)%
Impairment of property, plant and equipment	—	(59,259)	59,259	(100)%
Losses on exchange or disposal of property, plant and equipment	(514)	(13,057)	12,543	(96)%
Operating expenses:
Research and development	5,308	24,305	(18,997)	(78)%
Sales and marketing	3,133	11,675	(8,542)	(73)%
General and administrative	69,671	174,380	(104,709)	(60)%
Total operating expenses	78,112	210,360	(132,248)	(63)%
Operating income (loss)	5,027	(1,473,474)	1,478,501	NM
Non-operating expenses, net:
Gain on debt extinguishment	(21,135)	—	(21,135)	100%
Interest expense, net	2,317	74,734	(72,417)	(97)%
Fair value adjustment on derivative warrant liabilities	—	(32,985)	32,985	(100)%
Fair value adjustment on convertible notes	—	186,853	(186,853)	(100)%
Reorganization items, net	78,270	—	78,270	100%
Other non-operating (income) expenses, net	(3,978)	4,997	(8,975)	NM
Total non-operating expenses, net	55,474	233,599	(178,125)	(76)%
Loss before income taxes	$(50,447)	$(1,707,073)	$1,656,626	(97)%

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash from operations, including sales of self-mined bitcoin and other digital assets. Subsequent to filing Chapter 11, our primary sources of cash are cash flows from operations, cash on hand and proceeds from the Original DIP Facility and the Replacement DIP Facility. At September 30, 2023, we have $35.0 million of undrawn borrowing capacity under the Replacement DIP Facility.
We have engaged Weil, Gotshal & Manges LLP, as legal advisers, and PJT Partners LP and AlixPartners, LLP, as financial advisers, to assist the Company in managing the Chapter 11 Cases and developing, confirming, and consummating a Chapter 11 plan of reorganization or alternative restructuring transaction. As previously reported in our Current Report on Form 8-K filed with the SEC on October 30,2023, we reached an agreement in principle with the Ad Hoc Noteholder Group and the Equity Committee regarding the terms of a chapter 11 plan of reorganization, subject to the finalization of the Debtors’ Third Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement, and the execution of a restructuring support agreement and other definitive documentation.
Our ability to continue as a going concern is dependent upon our ability to successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern. Refer to “Recent Developments — Chapter 11 and Other Related Matters” above for more information on the Chapter 11 Cases and the effect on our liquidity.
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
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2023, that our operating cash flows, existing cash balances, and access to the Replacement DIP Facility will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under any plan of reorganization. We believe that a plan of reorganization, our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, cash equivalents, restricted cash, cash requirements and cash flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	September 30,	December 31,	Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$42,146	$15,884	$26,262	165%
Restricted cash	21,797	36,356	(14,559)	(40)%
Total cash, cash equivalents and restricted cash	$63,943	$52,240	$11,703	22%
As of September 30, 2023 and December 31, 2022, restricted cash of $21.8 million and $36.4 million, consisted of cash held in escrow under the Original DIP Credit Agreement and to pay for construction and development activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$52,240	$131,678
Net cash provided by (used in)
Operating activities	43,411	89,201
Investing activities	(5,356)	(451,301)
Financing activities	(26,352)	268,066
Cash, cash equivalents and restricted cash - end of period	$63,943	$37,644
Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Net cash provided by operating activities was $43.4 million for the nine months ended September 30, 2023 and $89.2 million for the nine months ended September 30, 2022. The decrease in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to a decrease in net loss of $1.7 billion, a decrease in intangible impairments of $1.1 billion, a decrease in fair value adjustments on convertible notes of $211.0 million, a $209.3 million decrease in impairments of digital currency assets, a $125.1 million decrease in stock-based compensation, and a $45.2 million decrease in digital asset mining income.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022, was $5.4 million and $451.3 million, respectively. The decrease in net cash used in investing activities was driven primarily by a $239.2 million decrease in purchases of property, plant and equipment and a $217.7 million decrease in deposits for self-mining equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $26.4 million. Net cash provided by financing activities for the nine months ended September 30, 2022 was $268.1 million. The change over prior year was due primarily to $216.2 million of proceeds from the issuance of debt and $210.5 million of proceeds from the issuance of common stock for the nine months ended September 30, 2022, partially offset by principal payments on debt of $99.0 million.
Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Notes 7 — Leases and 8 — Commitments and Contingencies to our unaudited consolidated financial statements.
Other Events
In September 2023, the Company entered into a purchase agreement with Bitmain to acquire 27,000 Antminer S19j XP 151TH model miners for a total purchase price of approximately $77.1 million. Delivery of the miners is expected to begin in the fourth quarter of 2023, with all miners expected to be received and deployed by the first quarter of 2024.
Chapter 11 and Other Related Matters
For a discussion of Chapter 11 and Other Related Matters, refer to “Recent Developments — Chapter 11 and Other Related Matters” above for more information on the Chapter 11 Cases and the effect on our liquidity.

Related Party Transactions
We have agreements to provide hosting services to various entities that are managed and invested in by individuals who are directors and executives of Core Scientific. For the three and nine months ended September 30, 2023, we recognized hosting revenue from the contracts with these entities of $2.8 million and $10.1 million, respectively. For the three and nine months ended September 30, 2022, we recognized hosting revenue from the contracts with these entities of $9.2 million and $22.7 million, respectively. In addition, for the three and nine months ended September 30, 2023, there was no equipment sales revenue recognized to these same various entities. For the three and nine months ended September 30, 2022, we recognized $29.7 million and $67.3 million, respectively, from these entities. A nominal amount was receivable from these entities as of September 30, 2023, and December 31, 2022.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the three and nine months ended September 30, 2023, we incurred reimbursements of nil and for the three and nine months ended September 30, 2022, we incurred reimbursements of $0.7 million and $1.8 million, respectively. As of September 30, 2023, and December 31, 2022, there were no reimbursements payable.
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
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on April 4, 2023.
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

Risk Regarding the Price of Bitcoin
As of September 30, 2023, we held 21.02 bitcoin with a carrying value of $0.6 million. As of December 31, 2022, we held 43.55 bitcoin, with a carrying value of $0.7 million, all of which were produced from our bitcoin mining operations.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023, due to the following material weaknesses in internal control over financial reporting.
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

During the quarter ended September 30, 2023, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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
Please refer to the discussion contained in Note 3 — Chapter 11 Filing and Other Related Matters and Note 8 — Commitments and Contingencies to our unaudited consolidated financial statements in Item 1 of Part I of this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for fiscal year December 31, 2022, which was filed with the United States Securities and Exchange Commission on April 4, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.2
Resignation of Michael Levitt from his role as Chief Executive Office and appointment of Adam Sullivan to serve as interim Chief Executive Officer, as filed in the Company's Current Report on Form 8-K filed with the SEC on August 2, 2023.

10.3
Second Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023).

10.4
Debtors’ Second Amended Disclosure Statement for Debtors’ Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2023.

10.5
Purchase and Sale Agreement, by and between Core Scientific Operating Company and Celsius Mining LLC, date (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K file with the SEC on September 20, 2023).

10.6
Agreement in principle with the Ad Hoc Noteholder Group and the Equity Committee regarding the terms of a chapter 11 plan of reorganization, subject to the finalization of the Debtors’ Third Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates as filed in the Company’s Current Report of From 8-K filed with the SEC on October 30, 2023.

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

CORE SCIENTIFIC, INC.

Date: November 3, 2023	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)