Form 10-K
period 2023-12-31
Core Scientific, Inc./tx
filed 2024-03-13
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 001-40046
Core Scientific, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-1243837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

838 Walker Road
Suite 21-2105
Dover	Delaware
(Address of Principal Executive Offices)
19904
(Zip Code)
(512) 402-5233
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	CORZ	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $6.81 per share	CORZW	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $0.01 per share	CORZZ	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2023, as reported on the OTC Markets, was approximately $246,724,091 (based on the closing sales price of the common stock on June 30, 2023 of $0.85).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of March 7, 2024, 177,596,074 shares of Common Stock, par value $0.00001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including, without limitation, statements under Item 1. — “Business” and Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “aim,” “estimate,” “plan,” “project,” “forecast,” “goal,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, source clean and renewable energy, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A. — “Risk Factors.” If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Annual Report on Form 10-K and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Item 1. Business
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We employ our own large fleet of computers (“miners”), primarily manufactured by Bitmain Technologies Limited (“Bitmain”), to earn bitcoin for our own account and provide hosting services for large bitcoin mining customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services for third-party mining customers. As of December 31, 2023, we were one of the largest blockchain data center, digital asset mining and hosting service providers in North America, with an average hourly operating power demand of approximately 592 megawatts (“MW”) for the year. As of December 31, 2023, we had secured approximately 1,198 MW of contracted power capacity at our sites.
We operate in two segments: “Mining” consisting of bitcoin mining for our own account, and “Hosting” consisting of our third-party hosting business. Our hosting business provides a full suite of services to digital asset mining customers. As part of these hosting services, we provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power and repair and other infrastructure services necessary to operate, maintain and efficiently earn digital assets.
Our business strategy is to increase our capacity, efficiency and productivity to drive cash flow, strengthen our balance sheet and invest in our mining businesses and adjacent market opportunities. We intend to strategically develop the infrastructure necessary to support business growth and profitability, and pursue adjacent high-value compute opportunities that lever our mining expertise and capabilities.

Our existing, completed facilities lever our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver best-in-class uptime and, ultimately, increasing earned mining rewards to us and our customers. We have accumulated expertise in the installation, operation, optimization and repair of digital mining equipment. We continue to refine and develop our data center design and technology solutions to optimize our data center and mining operations with the knowledge gained from our digital asset mining experience. Our approach to data center design enables us to deliver efficiency at scale. Since energizing our first large-scale data center in Marble, North Carolina, we have evolved multiple generations of infrastructure design to optimize performance, and most recently opened our fourth-generation data center in Denton, Texas. Our proprietary technology uniquely enables our scaled and geographically distributed operation.
We believe our expertise in digital asset mining can be applied favorably to the design, development and operation of large-scale data centers configured to optimize the performance of specialized computers for other specific, high-value applications such as cloud computing, machine learning and artificial intelligence. We intend to look for opportunities to expand our business into these areas using our knowledge, expertise and existing infrastructure where favorable market opportunities exist.
Although our business operations date back to 2018 (and was known as “Core Scientific” (“Legacy Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business such as Legacy Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement (the “Merger Agreement”) which provided for business combination transactions (the “Business Combination”) pursuant to which the business of Legacy Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. (“New Core” or the “Company”). XPDI’s stockholders approved the transactions contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Business Combination.
Emergence from Bankruptcy
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases were jointly administered under Case No. 22-90341. On January 15, 2024, the Debtors filed with the Bankruptcy Court the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) (the “Plan of Reorganization”), and on January 16, 2024, the Bankruptcy Court entered an order confirming the Plan of Reorganization (the “Confirmation Order”). On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.
On the Effective Date, in accordance with the Plan of Reorganization, the Company satisfied and extinguished claims in the Chapter 11 cases through the issuance of (i) new common stock (“New Common Stock”), (ii) new warrants (“New Warrants”), (iii) contingent value rights (“CVRs”), (iv) new secured convertible notes due 2029 (“New Secured Convertible Notes”), and (v) new secured notes due 2028 (“New Secured Notes”). In addition, on the Effective Date, a new Board of Directors (“the Board of Directors”) was appointed by the Company’s debt and equity holders and approved by stakeholders as part of the Plan of Reorganization. For more detailed information regarding the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters and Note 17 — Subsequent Events to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Blockchain and Bitcoin
Blockchains are decentralized digital ledgers that record and enable secure peer-to-peer transactions without third-party intermediaries. Blockchains enable the existence of bitcoin by allowing participants to confirm transactions without the need for a central certifying authority. When a participant requests a transaction, a peer-to-peer computer network consisting of nodes validates the transaction and the user’s status using known algorithms. After the transaction is verified, it is combined with other transactions to create a new block of data for the ledger. The new block is added to the existing blockchain in a way that is permanent and unalterable, thereby completing the transaction. As each new block refers back to and “connects” with the immediately prior solved block associated with it, the addition of a new block adds to the blockchain in a manner similar to a new link being added to a chain.
Bitcoin, known as a cryptocurrency, is a medium of exchange that uses encryption techniques to control the creation of units and to verify the transfer of funds. Consumers use digital assets such as bitcoin because they offer lower cost and faster peer-to-peer payment options without the need to provide personal details. Every single transaction, and the ownership of every single digital asset in circulation, is recorded in the blockchain, which effectively contains a record of all account balances. Companies and individuals engaged in mining use powerful miners that tally digital asset transactions to operate the blockchain. These miners update stored records each time a transaction is made and ensure the authenticity of information. Each account on the blockchain is identified solely by its unique public key, which renders it effectively anonymous, and is secured with its associated private key, which is kept secret, like a password. The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.
No single entity owns or operates the network associated with these bitcoin. The infrastructure that enables the network is collectively maintained by a decentralized public user base. Because the network operates in a decentralized manner, it does not rely on governmental authorities or financial institutions to create, transmit or determine the value of bitcoin. Rather, value is determined by market factors, primarily the supply and demand for the units, with prices being set in transfers by mutual agreement or through barter among transacting parties, as well as by the number of counterparties that may accept bitcoin. As bitcoin transactions can be broadcast to the network by any user’s blockchain and bitcoin can be transferred without the involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions involving bitcoin. Bitcoin can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges. Bitcoin prices are quoted on various exchanges and demonstrate volatility.
The user community has viewed bitcoin to offer several advantages over traditional (also known as “fiat”) currency, including:
•Acting as a fraud deterrent, as digital assets recorded on a blockchain are virtually impossible to counterfeit, reverse, or modify;
•Immediate settlement;
•Elimination of counterparty risk;
•No requirement for a trusted intermediary;
•Lower transaction fees;
•Identity theft prevention;
•Universal accessibility;
•Transaction verification and confirmation processes that prevent double spending;
•Decentralized mining at any time of day without any central authority (governments or financial institutions); and
•Universal value.
Based on available information, we believe the market for bitcoin has continued to grow. Bitcoin’s daily exchange volume has grown from as low as $1 million in January 2017 to as high as $510 million in December 2023 according to blockchain.com. The initial exchange rate recorded on October 5, 2009, for a single bitcoin, equaled $0.000764. During the year ended December 31, 2023, the trading price of one bitcoin ranged from a high of $44,167 in December 2023 to a low of $16,625 in January 2023. As of March 7, 2024, the published trading price of one bitcoin was $66,925.
Bitcoin Mining
In a proof-of-work approach such as bitcoin, specialized computers, or “miners,” power and secure blockchains by solving complex cryptographic algorithms to validate transactions on specific digital asset networks. In order to add blocks to the blockchain, a miner must map an input data set consisting of the existing blockchain, plus a block of the most recent digital asset transactions and an arbitrary number called a “nonce,” to an output data set of a predetermined length using the SHA256 cryptographic hash algorithm. Solving these algorithms is also known as “solving or completing a block.” In the Bitcoin network, solving a block results in a reward of bitcoin in a process known as “mining.” These rewards of bitcoin currently can be sold profitably when the sale price of bitcoin exceeds the cost of mining, which generally consists of the cost of mining hardware, the cost of the electrical power to operate the machine, and other facility and overhead costs associated with housing, operating and supporting the equipment.
Mining processing power is generally referred to as “hashing power.” A “hash” is the computation run by mining hardware in support of the blockchain. A miner’s “hash rate” refers to the rate at which it is capable of solving such computations per second. Miners with a higher rated hash rate when operating at maximum efficiency have a higher chance of completing a block in the blockchain and receiving a digital asset reward than those operating at a lower hash rate or with lower efficiency. Currently, the likelihood that an individual mining participant acting alone will solve a block and be awarded a digital asset reward is extremely low. As a result, to maximize the opportunities to receive a reward, most large-scale mining organizations have joined with other similar operators in “mining pools” where the computing power of each pool participant is coordinated to complete the block on the blockchain and mining rewards are distributed to participants in accordance with the rules of the mining pool. Fees payable to the operator of the pool vary, but typically represent as much as 0.01% to 2% of the reward earned and are deducted from the amounts earned by each pool participant. Mining pools are subject to various risks including communication connection issues, outages and other disruptions that can impact the quantity of digital assets earned by participants.
Mathematically Controlled Supply
The method for creating new bitcoin is mathematically controlled in a manner such that the supply of bitcoin grows at a limited rate, based on a pre-determined schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. This means every block up to and including block 210,000 produced a reward of 50 bitcoin, while blocks beginning with 210,001 produced a reward of 25 bitcoin. Since blocks are mined on average every 10 minutes, 144 blocks are mined per day, on average. At 144 blocks per day, 210,000 blocks take four years to mine, on average. The current fixed reward for solving a new block is 6.25 bitcoin per block and is expected to decrease by half to become 3.125 bitcoin per block in April 2024. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed 21 million unless the Bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered.
Our Operations and Solutions
As one of the largest owner operators of infrastructure for digital asset mining in North America, we focus primarily on earning bitcoin through mining and selling the bitcoin generated for cash and activities directly related to growing our mining capabilities (increasing the number of bitcoin mined) and enhancing efficiencies in our operations (reducing our cost to mine). Our growing bitcoin mining operation is focused on the generation of bitcoin by solving complex cryptographic algorithms to validate transactions on the Bitcoin network blockchain, which is commonly referred to as “mining.” Our bitcoin self-mining activity competes with myriad mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of bitcoin. The terms of our debt agreements currently require that we sell our digital assets, including bitcoin, as we receive them, and we typically use the proceeds to fund our growth strategies or for general corporate purposes. We also provide hosting services for large bitcoin mining customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2).
Human Capital Resources
As of December 31, 2023, we had 286 full-time employees. All of our employees are located in the United States in more than 30 states. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
Core Scientific’s employees, along with its mission and values, are the most valuable assets of our Company. Our mission and values are the foundation for our Company culture. More specifically, our mission is to accelerate digital innovation by scaling high-value compute rapidly, efficiently, and responsibly. As for our values, they include: (1) operating with integrity and maintaining the highest standards, and supporting each other as a single team, to ensure our collective success (“Team First”); (2) acting as owners of the business, in the interest of all stakeholders, holding ourselves and each other accountable for our actions and outcomes (“Extreme Ownership”); (3) relentlessly seeking to accelerate the world’s digital transformation and improve the way we do business to reduce costs, improve quality and grow (“Innovate & Simplify”); and (4) seeking to maximize transparency with all our stakeholders to ensure understanding, alignment and constructive dialog (“Transparency”). Our mission and values reflect who we are and the way our employees interact with one another, our customers, partners, and shareholders. Working together and guided by our mission and values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential.
Additionally, Core Scientific works diligently to attract and retain top talent from a diverse range of sources in order to meet the current and future demands of our business. Our competitive compensation and benefits offerings in combination with a strong employee value proposition leverages our shared sense of purpose and collaborative working environment as well as our innovative and cutting-edge business helps us attract and retain top talent at our Company. Furthermore, we strive to empower our people to find new and better ways of doing things, and our dynamic business means that careers can develop in exciting and unexpected directions.

Segments
We have two operating segments: “Mining,” consisting of bitcoin self-mining, and “Hosting,” consisting of our third-party hosting business. Our Mining operation segment generates revenue from operating our own mining computers as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. Our Hosting operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services which are recurring in nature. During 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales.” We derived equipment sales revenue from our ability to lever our partnerships with leading equipment manufacturers to secure equipment in advance, which we then sold to our customers when they were unable to obtain them otherwise.
Mining Equipment
We own and host specialized mining computers configured for the purpose of validating transactions on the Bitcoin network. Substantially all of the miners we own and host were manufactured by Bitmain and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for bitcoin digital asset rewards.
We have entered into agreements with mining equipment manufacturers to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to twelve months. We currently have two active purchase agreements with Bitmain. The first agreement is for the acquisition of Antminer S19J XP miners with a combined exahash of 4.08 or 28,400 miners to be delivered from the fourth quarter of 2023 through early 2024. The second agreement is for the acquisition of Antminer S21 miners with a combined exahash of 2.52 or approximately 12,900 miners to be delivered during the first half of 2024. We improved our average self-mining fleet energy efficiency to 27.94 joules per terahash as of December 31, 2023. As of December 31, 2023, we are current on our payment commitments under both agreements.
As of December 31, 2023, we had deployed approximately 209,100 bitcoin miners, which number consists of approximately 158,000 self-miners and approximately 51,100 hosted miners, which represented 16.9 exahash per second (“EH/s”) and 6.3 EH/s for self-miners and hosted miners, respectively.
Suppliers
Mining Equipment
Digital asset mining is dependent on specialized digital asset mining hardware employing ASIC chips to solve blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers, the largest of which is Bitmain.
We have entered into agreements with Bitmain from time to time to supply most of the miners we intend to acquire for our mining operations. These agreements, like those of other miner manufacturers, generally require significant refundable deposits payable months in advance of delivery and additional advance payments in monthly installments thereafter. These agreements also contain other terms and conditions favorable to the manufacturer. Our mining business is dependent upon digital asset mining equipment suppliers such as Bitmain providing an adequate and timely supply of new generation digital asset mining machines at economical prices to enable profitable mining by us and by third-party customers intending to purchase our hosting and other solutions.
Power Providers and Facility Development
Our in-house power and facility development teams focus on sourcing, evaluating, developing and constructing the facilities where we earn digital assets, primarily bitcoin, through self-mining and host third-party mining equipment. Historically, we have contracted with large electric utility providers to provide a sufficient supply of electricity to power the mining operations in our facilities. We have fixed, variable and interruptible bi-lateral power supply consumption agreements with electric power suppliers at our various facilities. These agreements provide for both firm and interruptible power supply through each provider’s transmission and distribution systems to dedicated substations owned by the power provider, the local utility or the Company. We value our relationships with our power providers and work to lever our operating capabilities to take advantage of any interruptible programs and cost saving opportunities.

The table below summarizes the contracted capacity in megawatts (“MW”) by facility location and electric utility provider:

Electric Utility Providers	Contracted Power Capacity (MW)	Facility Location
Tennessee Valley Authority	150	Calvert City, Kentucky ("Calvert")
Murphy Electric Power Board	35	Marble, North Carolina ("Marble 1")
Duke Energy	68	Marble, North Carolina ("Marble 2")
Dalton Utilities	53	Dalton, Georgia ("Dalton 1 & 2")
Dalton Utilities	142	Dalton, Georgia ("Dalton 3")
Nodak Electric Cooperative, Inc.	100	Grand Forks, North Dakota ("Grand Forks")
Denton Municipal Electric	297	Denton, Texas ("Denton")
Texas New-Mexico Power	253	Pecos, Texas ("Cottonwood”)
Oklahoma Gas & Electric	100	Muskogee, Oklahoma ("Muskogee 1")
Total	1,198
Competition
We operate in a highly competitive industry with a growing number and scale of participants.
Our bitcoin self-mining operations compete with mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. We compete on the basis of our total number of miners, the degree of mining difficulty, the efficiency of our mining operations and the fiat value of the mining reward.
While miners of bitcoin historically range from individual enthusiasts and entrepreneurs to large public company mining operations and large company mining hosting operations with dedicated data centers, the vast majority of mining is now undertaken and further trending towards large-scale, industrial mining facilities. A mining pool is created when mining participants pool the processing power of their miners over a network and mine transactions together. Rewards are then distributed proportionately to the pool participants based on the work/hash power contributed to solving a block. Our self-mining operations also compete with non-digital asset operations for access to suitable real estate and access to affordable and dependable electric power. In addition to competing to solve new blocks, we compete to acquire new miners, to raise capital, to obtain access to facilities for the location of mining operations, and to develop or acquire new technologies.
Our hosting activities compete with a large number of other hosting operations. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers and the availability of mining equipment. To compete effectively as a hosting provider, we continue to market our services effectively to large scale miners that value our ability to host at scale and who are willing to pay a premium hosting fee for our high up-time and operational expertise.
In both our self-mining and hosting activities, we additionally compete with other operations and participants for equity and debt financing since our business is capital intensive.
Several public companies (traded in the United States, Canada, and internationally), such as the following, may be considered competitors to the Company:
•Applied Digital Corp.;
•Argo Blockchain PLC;
•Bitdeer Technologies Group;
•Bit Digital, Inc.;
•Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);
•Cipher Mining Inc.;

•Cleanspark, Inc.;
•Greenidge Generation Holding Inc.;
•Hive Blockchain Technologies Inc.;
•Hut 8 Corp. (including the merged operations of U.S. Bitcoin Corp.);
•Iris Energy Ltd.
•Marathon Digital Holdings, Inc.;
•Mawson Infrastructure Group Inc.;
•Riot Platforms, Inc.;
•Stronghold Digital Mining, Inc.; and
•TeraWulf Inc.
The bitcoin mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future. Other market participants in the bitcoin mining industry include investors and speculators, retail users transacting in digital assets, and service companies that provide a variety of services, including buying, selling, payment processing and storing of bitcoin. To continue to be successful, we will require sufficient additional capital to build additional facilities and to acquire new mining equipment and related infrastructure. Subject to raising additional capital, our bitcoin initiatives will compete with other industry participants that focus on investing in and securing the blockchains of bitcoin and other digital assets.
Intellectual Property
We seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.
We have filed over 120 patent applications in technologies such as blockchain, data center management, infrastructure and cooling. The patent applications have been filed in the United States and in certain locations outside the United States. A subset of the patent applications have issued as patents. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions. Moreover, our platform incorporates software components licensed to the general public under open-source software licenses. We obtain many components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute those open-source components of our platform. As a result, open-source development and licensing practices can limit the value of our software copyright assets.
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, we file trademark registrations in some jurisdictions.
Government Regulation
Due to the relatively short history of digital assets like bitcoin, and their emergence as a new asset class, government regulation of blockchain and bitcoin is constantly evolving, with increased interest expressed by U.S. and international regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the U.S. Securities and Exchange Commission (“SEC”) expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of

Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee.
In addition to the activities of the United States federal government and its various agencies and regulatory bodies, government regulation of blockchain and digital assets is also under active consideration by similar entities in other countries and transnational organizations, such as the European Union. State and local regulations within the United States also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in blockchain or digital asset businesses. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “initial coin offerings”) and has made statements and official promulgations as to the status of certain digital assets other than bitcoin as “securities” subject to regulation by the SEC.
The effect of any regulatory change by the federal, state, local or foreign governments or any self-regulatory agencies on the Company is impossible to predict, but such change could be substantial and may have a material adverse effect on the Company’s business, financial condition and results of operations. For example, in November 2022, the State of New York enacted a law prohibiting new proof-of-work mining activities that use power generated from carbon inputs. While the Company does not currently operate in New York, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible. In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows. In February 2024, the U.S. Energy Information Administration (the “EIA”) commenced a six-month survey among participants in the U.S. cryptocurrency mining industry to collect data to track and analyze the electricity consumption by such industry participants. The EIA’s analysis would focus on how the energy demand for cryptocurrency mining is evolving, identify geographic areas of high growth, and quantify the sources of electricity used to meet cryptocurrency mining demand. It is unclear what, if any, regulatory policy changes may result following the collection and analysis of the data obtained through the EIA’s survey if it proceeds, but if regulators seek to curb electricity consumption by cryptocurrency mining operations in the future our business could be adversely affected. As of February 23, 2024, the U.S. Department of Energy (the agency governing the EIA) agreed to temporarily suspend this survey following a lawsuit by a cryptocurrency association and bitcoin mining company. The Company will closely monitor the outcome of this and other regulatory developments concerning cryptocurrency mining, as to the potential effects on our business.
In addition, various foreign jurisdictions either have adopted, or may adopt, laws, regulations or directives that affect digital assets such as bitcoin, digital asset networks, and their users and participants. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of bitcoin by users, merchants and service providers outside of the United States, and may therefore impede the growth of bitcoin. Presently, we do not believe any U.S. or state regulatory body other than the State of New York has taken any action or position adverse to bitcoin with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of certainty. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities.
Environmental
The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. In general, efforts are being made by government regulators and others to reduce greenhouse gas emissions, particularly those from coal combustion power plants. Some of these plants may be those our operations rely upon for power. In addition, there are increasing concerns over the quantity of energy, particularly from non-renewable sources, used for bitcoin mining and its effects on the environment (with lesser recognition for any positive contributions by bitcoin mining to the operation of existing electrical grids and systems).
While the nature or effect on the Company of any environmental regulatory changes by federal, state, local or foreign governments or self-regulatory agencies is impossible to predict, the added cost of any environmental taxes, charges, assessments or penalties levied on power plants we rely upon could be passed on to us, increasing the cost to run our facilities. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, our business, capital expenditures, results of operations, financial condition and competitive position could be materially adversely impacted.

Seasonality
The Company’s production of bitcoin can be affected when extremely high or low temperatures in locations where its data centers operate result in local power price volatility that necessitates economic or grid stabilization-driven curtailment. Digital asset generation from the Company’s mining operations may also vary depending on the Company’s total hash rate at a given point in time relative to the total hash rate of the Bitcoin network.
Corporate Information
We were originally known as Power & Digital Infrastructure Acquisition Corp. On January 19, 2022, Legacy Core, XPDI, and XPDI Merger Sub consummated the transactions contemplated under the Merger Agreement, following the approval at the special meeting of the stockholders of XPDI held on January 19, 2022. In connection with the closing of the Business Combination, we changed our name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc.
Our principal executive offices are located at 838 Walker Road, Suite 21-2105, Dover, Delaware 19904, and our telephone number is (512) 402-5233. Our corporate website address is www.corescientific.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference.
Available Information
Our principal executive offices and telephone number are listed on the cover page of this Annual Report on Form 10-K and our website address is www.corescientific.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference only. We currently make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy reports and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
You can access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only).

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes elsewhere in this Annual Report on Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks we face and not as a limitation on the potential impact of the matters discussed. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
Summary of Selected Risk Factors Associated with an Investment in Our Securities
The following is a summary of the principal risks associated with an investment in our securities:
•Our success depends in large part on our ability to earn bitcoin profitably and to attract customers for our hosting capabilities in a profitable manner.
•We may not be able to maintain our competitive position as the Bitcoin network experience increases in total network hash rate.
•Our business is capital intensive, we will need to raise additional capital, and failure to obtain the necessary capital when needed will force us to delay, limit or terminate our expansion efforts or other operations, which would have a material adverse effect on our business, financial condition and results of operations.
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
•Any failure in our critical systems, facilities or services we provide could lead to disruptions in our and our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.
•Physical risks and regulatory changes relating to climate change may impact our costs, our access to materials and resources and demand for cryptocurrencies, potentially adversely impacting our business, capital expenditures, results of operations, financial condition and competitive position.
•If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for our blockchain hosting services.
•We may be vulnerable to physical security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
•A slowdown in market and economic conditions, particularly those impacting the blockchain industry and the blockchain hosting market, could have a material adverse effect on our business, financial condition and results of operations.
•We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations. We may also identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control.

•Digital assets, and bitcoin in particular, are subject to price volatility. The value of bitcoin is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.
•The “halving” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue as our customers may not have an adequate incentive to continue mining and customers may cease mining operations altogether, which could have a material adverse effect on our business, financial condition and results of operations.
•If the award of bitcoin and/or transaction fees for solving blocks is not sufficiently high to incentivize transaction processors, such processors may reduce or cease expending processing power on a particular network, which could negatively impact the utility of the network, reduce the value of its bitcoin and have a material adverse effect on our business, financial condition and results of operations.
•As required by the terms of our existing debt agreements, we sell our bitcoin earned from mining as they are received, which limits the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
•Any change in the interpretive positions of the SEC or its staff with respect to digital asset mining firms could have a material adverse effect on us.
•Recent developments have increased the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate digital assets and digital asset intermediaries, such as digital asset exchanges and custodians.
•Increasing scrutiny and changing expectations from government regulators, investors, lenders, customers, and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
•Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.
•We may not have adequate sources of recovery if the bitcoin or other digital assets held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.
•Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial results or our projections filed with the Bankruptcy Court or otherwise made public in the course of the Chapter 11 Cases; moreover, our emergence from bankruptcy may affect our business and business relationships.
•Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in our securities.

Risks Related to our Business and Industry
Our success depends in large part on our ability to earn bitcoin and attract customers for our hosting capabilities in a profitable manner. Increases in power costs have impacted our ability to earn digital assets efficiently and reduced bitcoin pricing have reduced our operating margins. Continued increases in power costs and unfavorable prices for digital assets will impact our ability to attract customers for our services, harm our growth prospects and could have a continuing material adverse effect on our business, financial condition and results of operations.
Our success depends in large part on our ability to earn bitcoin and to attract customers for our hosting capabilities in a profitable manner, which we may not be able to do if:
•there is a reduction in the demand for bitcoin causing the price of bitcoin to fall and the demand for our hosted mining solutions to be negatively impacted, reducing our revenue. Falling bitcoin prices will also reduce revenue from our self-mining operations.

•high energy costs, supply chain disruptions or government regulation compliance costs increase mining costs and reduce revenue and profitability;
•we fail to provide competitive hosting terms or effectively market them to potential customers;
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
•either we or our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us; or
•there is a slowdown in the growth of the internet generally as a medium for commerce and communication.
We may not be able to maintain our competitive position as the Bitcoin network experiences increases in total network hash rate.
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
The costs of constructing, developing, operating and maintaining digital asset mining and facilities, and owning and operating a large fleet of the latest generation mining equipment, are substantial.
Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with earning digital assets are lower than the price of the digital assets we earn. Falling digital asset prices, significantly higher energy prices, inflation and supply chain disruptions have increased electricity costs, delayed miner deployments and reduced our profitability. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control, increasing our costs and reducing our revenue and profitability. The continual upgrade and refresh of mining machines requires substantial capital investment, and we may face challenges in doing so on a timely basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry.
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
We may need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. Current market conditions have made raising additional debt or equity financing difficult and may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing have adversely affected our results of operations.
Our business is highly dependent on a small number of digital asset mining equipment suppliers.
Our business is highly dependent upon digital asset mining equipment suppliers such as Bitmain (as defined herein) providing an adequate and timely supply of new generation digital asset mining machines at economical prices to customers intending to purchase our hosting and other solutions. The growth in our business is directly related to increased demand for hosting services and digital assets such as bitcoin which is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of digital assets such as bitcoin. The market price and availability of new mining machines fluctuates with the price of bitcoin and can be volatile. Higher bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. Digital asset mining equipment suppliers, such as Bitmain, may not be able to keep pace with any surge in demand for mining equipment. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we and our customers are not able to obtain a sufficient number of digital asset mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
Miner manufacturers may continue requiring significant advance deposits before orders are fulfilled and delivered.
Historically, miner manufacturers have required advance deposits for miner purchases. These deposits tie up significant amounts of cash several months before mining machines are received and operable to generate revenue. These advance deposits further drive the financial burden of operating a capital-intensive business. Miner manufacturers holding a deposit from the Company may go out of business before delivering purchased miners, or for other reasons fail to deliver the miners associated with the deposit. There is no certainty that, in such circumstances, the Company would succeed in recovering any of its deposit, which could materially and adversely affect its business, financial condition, and results of operations.
Our reliance on third-party mining pool service providers for our earned mining reward payouts may have a negative impact on our operations.
We utilize third party mining pools to receive our earned mining rewards from a given network. Mining pools allow mining participants to combine their processing power, which increases the chances of solving a block and the pool getting paid by the network. Contractually determined rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. We are dependent on the accuracy of the mining pool operator’s record keeping to accurately record our proportion of the total processing power provided to the pool. While we have internal methods of tracking both our power provided and the total power used by the pool, the mining pool operator uses its own method to determine our proportion of the pool’s total rewards. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by a mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

A portion of our revenue comes from the fees we receive for the services we provide to a small number of hosting customers, and the insolvency of, loss of, or significant decrease in business from, a number of these customers or our failure to continually attract new customers could have a material adverse effect on our business, financial condition and results of operations.
We previously generated a significant portion of our hosting revenue from a small number of hosting customers. Since December 2022, we have terminated most of our hosting customers to increase the Company’s overall profitability. As of December 31, 2023, our largest hosting customer accounts for 49% of our overall hosting revenue and 11% of our total revenue. Any failure to meet our end-users’ expectations, including, but not limited to, any inability to meet their requirements for increased hosting capacity at attractive rates, could result in cancellation or non-renewal of our business relationships. Our increased focus on self-mining could be interpreted by our current and prospective customers as being competitive or inconsistent with our third-party hosting operations. If these customers reduced spending on our services, or changed their outsourcing strategy by moving to in-house facilities or outsourcing to other service providers, and we are not able to offset that lost revenue or replace the reduced capacity utilization with our own mining equipment, it could have a material adverse effect on our business, financial condition and results of operations. We have made significant investments in our business, such as acquiring additional facilities and equipment, and incurring additional costs in connection with the expansion of our business to meet our anticipated mining needs as well as the anticipated needs of both current and future customers. Accordingly, if we fail to obtain significant additional customers or fail to increase our self-mining operations, it could have a material adverse effect on our business, financial condition and results of operations.
To the extent one or more of our key customers commences bankruptcy proceedings pursuant to Title 11 of the United States Code, our contracts with such customers may be subject to rejection under applicable provisions of the Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assignment and assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. The resolution of any outstanding claims against such a customer or counterparty is dependent on the terms of the plan of reorganization and is inherently uncertain and subject to factors outside of our control.
Delays in the expansion of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
The servers used for digital asset mining and hosting require the use of facilities with a highly specialized infrastructure and considerable, reliable power in order to compete effectively. Our strategy is to increase our mining capacity and increase substantially the number of miners we operate. In order to meet our financial plan, we need to expand our existing facilities or build new facilities. Our debt covenants may limit our ability to incur additional indebtedness, make certain investments or needed capital expenditures or complete other significant transactions, and therefore may restrict our ability to pursue certain opportunities. We may face challenges in obtaining suitable land to build new facilities or to develop facilities on land we currently own or lease and need to work closely with the local power suppliers and local governments of the places where our proposed facilitates are located. We also may face challenges in generating sufficient cash or obtaining financing necessary to complete or develop planned facilities on time. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, and lack of available capital, will negatively impact our construction timelines and budget or result in any new facilities not being completed at all.
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
We aim to build and operate energy efficient facilities, but such facilities may not be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to these power contracts, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Further, governments and government regulators may potentially seek to restrict or prohibit the ability of electricity suppliers to provide electricity to our facilities and mining operators in times of electricity shortage or otherwise. Any system downtime resulting from disruptions, curtailments, insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our operations do not run on back-up generators in the event of a power outage or curtailment. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.
Our hosting contracts are generally priced on the basis of estimated power consumption by our clients, along with other costs of service, as adjusted for actual costs. Our ability to earn a profit on such contracts requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of generating sufficient hosting capacity within the contracted time period. In addition, we may not be able to obtain all expected benefits, including tax abatements or government incentives offered in opportunity zones. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.
Any failure in our critical systems, facilities or services we provide could lead to disruptions in our and our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.
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
•improper building maintenance;
•physical, electronic and cybersecurity breaches;
•animal incursions;
•fire, earthquake, hurricane, tornado, flood and other natural disasters;
•extreme temperatures;
•water damage;
•public health emergencies;
•riots, protests and disorder; and
•terrorism, war and hostilities.
Moreover, service interruptions and equipment failures may expose us to potential legal liability. As our services are critical to our customers’ business operations, any disruption in our services could result in lost profits of or other indirect or consequential damages to our customers. Our customer contracts typically contain provisions limiting our liability for breach of such agreements, a court may not enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards, which would as a result have a material adverse effect on our business, financial condition and results of operations.
We may be vulnerable to physical security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
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

Physical risks and regulatory changes relating to climate change may impact our costs, our access to materials and resources and demand for cryptocurrencies, potentially adversely impacting our business, capital expenditures, results of operations, financial condition and competitive position.
The physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events.
In addition, efforts are being made by the United States and foreign governments to reduce greenhouse gas emissions, particularly those from coal combustion power plants, some of which plants we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on such power plants could be passed on to us, increasing the cost to run our facilities.
If our operations are disrupted due to physical impacts of climate change, or if environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, our business, capital expenditures, results of operations, financial condition and competitive position could be adversely impacted.
We may be exposed to cybersecurity threats and breaches, which could have a material adverse effect on our business, financial condition and results of operations.
Threats to network and data security are increasingly diverse and sophisticated. Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the bitcoin exchange market since the launch of the Bitcoin network. Despite our efforts and processes to prevent these, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our digital assets, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
In addition, any assertions of alleged security breaches or systems failure made against us, whether true or not, could harm our reputation, cause us to incur substantial legal fees and have a material adverse effect on our business, financial condition and results of operations.
Our digital infrastructure could be breached despite our security procedures.
Our operational digital infrastructure may be breached due to the actions of outside parties, error or malfeasance of one of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our digital asset accounts, private keys, data or digital assets. Although we implement a number of security procedures with various elements such as two-factor verification, segregated accounts and secured facilities and plan to implement the maintenance of data on computers and/or storage media that is not directly connected to, or accessible from, the internet and/or networked with other computers (“cold storage”), to minimize the risk of loss, damage and theft, and we update such security procedures whenever reasonably practicable, we may be unable to prevent such loss, damage or theft, whether caused intentionally, accidentally or by an act of God.
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
Rapid, significant, and disruptive technological changes continue to impact our industry. The infrastructure at our facilities may become less marketable due to demand for new processes and technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) customer demand for additional redundancy capacity; (iii) new technology that permits higher levels of critical load and heat removal than our facilities are currently designed to provide; (iv) an inability of the power supply to support new, updated or upgraded technology; and (v) a shift to more power-efficient transaction validation protocols. In addition, the systems that connect our facilities to the internet and other external networks may become insufficient, including with respect to latency, reliability and diversity of connectivity.
Even if we succeed in adapting to new processes and technologies, our use of such new processes or technology may not have a positive impact on our financial performance. For example, we could incur substantial additional costs if we needed to materially improve our hosting center infrastructure through the implementation of new systems or new server technologies that require levels of critical load and heat removal that our facilities are not currently designed to provide. In addition, if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins for the new offering. Therefore, the adaptation to new processes and technologies could result in lower revenue, lower margins and/or higher costs, which could have a material adverse effect on our business, financial condition and results of operations.
If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for our blockchain hosting services.
New digital asset transaction protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain validation protocols currently employ a “proof-of-work” consensus algorithm, whereby transaction processors are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative validating protocols. These protocols may include a “proof-of-stake” algorithm or an algorithm based on a protocol other than proof-of-work, which may decrease the reliance on computing power as an advantage to validating blocks. Our mining operations, and, to our knowledge, the operations of our potential hosting customers, are currently designed to primarily support a proof-of-work consensus algorithm. Should the algorithm shift from a proof-of-work validation method to a proof-of-stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate or hosting) less competitive.
As a result of our efforts to optimize and improve the efficiency of our digital asset mining operations, we may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof-of-stake validation were to occur. Any such change to transaction validating protocols could have a material adverse effect on our business, financial condition and results of operations.
The further development and acceptance of cryptographic and algorithmic protocols governing transaction validation and the issuance of, and transactions in, digital assets are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of earned digital assets.
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
•government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operations of digital asset mining;
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
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled management and other employees. It is difficult to locate experienced executives in our industry. Further, competition for facility design, construction management, operations, data processing, engineering, IT, risk management and sales and marketing and other highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure at this stage in our development. We may be unable to attract and retain our senior executives and other key personnel, which could have a material adverse effect on our business, financial condition and results of operations.
A slowdown in market and economic conditions, particularly those impacting the blockchain industry and the blockchain hosting market, could have a material adverse effect on our business, financial condition and results of operations.
We and our customers are affected by general business and economic conditions in the United States and globally, particularly those impacting the blockchain industry and the blockchain hosting market. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly Asian and other non-Western countries.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly in Asian and other non-Western countries. These events and circumstances are largely outside of our influence and control. We are heavily dependent on Chinese manufacture of equipment, much of which has historically been for sale within China and other countries outside the United States. We believe that historically China was a location of significant digital asset mining at low electric power rates. Recently, China and other foreign governments have taken action to prohibit or significantly restrict digital asset mining. For example, in May and June 2021, in their efforts to curb digital asset trading and mining, regulators in several Chinese Provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local digital asset mining operations. The long-term impact of such restrictions is unknown and could be detrimental to our business and profitability. Whether or not the lack of mining activity in China will negatively impact Chinese miner manufacturing and the development, price, availability of new and enhanced mining equipment is unknown. Should China or other countries that currently restrict digital asset mining eliminate such restrictions or actually seek to enhance such mining activity, the likely increase in mining activity would likely reduce our revenue and profitability.
Global conflict could negatively impact the Company’s business, results of operations and financial conditions.
Unforeseen global events, such as the armed conflict between Russia and Ukraine and the Israel-Hamas conflict, could adversely affect our business and results of operations. These and similar conflicts, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and results of operations. To the extent that these conflicts have increased the global cost of energy and disrupted the demand for and price of bitcoin, it has and could continue to have an impact on our business. Sanctions, bans or other economic actions in response to conflicts could result in an increase in costs and disruptions to the Company. The extent of such items is not presently known, and any of them could negatively impact the Company’s business, results of operations and financial condition.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified the following material weaknesses in the Company’s internal control over financial reporting: (1) the Company did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. (2) the Company did not design and/or implement user access provisioning controls to ensure appropriate segregation of duties that would adequately restrict user access to the financially relevant systems and data to the appropriate Company personnel; and (3) the Company’s internal controls over financial reporting did not operate effectively at all times to ensure transactions were recorded timely and in accordance with GAAP. Appropriate segregation of duties was also not maintained at all times during the year.
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
While we implement our plan to remediate the material weaknesses described above, we cannot predict the success of such plan or the outcome of its assessment of these plans at this time. If our steps are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence, and the value of our securities could be materially and adversely affected. Implementation of this plan may not remediate these deficiencies in our internal control over financial reporting and additional material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. The failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of its financial statements, causing us to fail to meet its reporting obligations.
We may be required to record long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as fixed assets and intangible assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of fixed assets. Factors that may be considered in assessing whether long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our fixed assets and trigger an evaluation of the recoverability of the recorded fixed assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our fixed assets. See financial statement Note 5 — Property, Plant and Equipment, Net and Note 2 — Summary of Significant Accounting Policies in the consolidated financial statements for the year ended December 31, 2023, for discussions of recently recognized impairments.
Losses relating to our business may be uninsured, or insurance may be limited.
Our hosting operations are subject to hazards and risks normally associated with the daily operations of facilities. Currently, we maintain various insurance policies for business interruption for lost profits, property and casualty, public liability, commercial employee, workers’ compensation, personal property and auto liability. Our business interruption insurance for lost profits includes coverage for business interruptions, our property and casualty insurance includes coverage for equipment breakdowns and our commercial employee insurance includes employee group insurance. We believe our insurance coverage adequately covers the risks of our daily business operations. However, our current insurance policies may be insufficient in the case of prolonged, catastrophic or certain other events. Further, the digital assets held by us are not insured. The occurrence of any event that is not entirely covered by our insurance policies may result in interruption of our operations, subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services.

Risks Related to the Price of Bitcoin
Digital assets, and bitcoin in particular, are subject to price volatility. The value of bitcoin is dependent on a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently generate almost all of our revenue from bitcoin rewards that we earn through self-mining in our facilities. Investing in bitcoin and other digital assets is speculative. Bitcoin and other digital assets have historically experienced significant intraday and long-term price volatility, significantly impacted by momentum pricing. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. We believe that momentum pricing may have resulted, and may continue to result, in significant and rampant speculation regarding future appreciation (or depreciation) in the value of digital assets, inflating and making their market prices more volatile. In addition, there is currently growing but limited acceptance of digital assets in the retail and commercial marketplace, as compared to the demand generated by investors seeking a long-term value retention or by speculators seeking to profit from the short- or long-term holding of such digital assets, which may contribute to their levels of price volatility.
We believe the value of digital assets related to our business is dependent on a number of factors, including, but not limited to:
•global digital asset supply;
•global digital asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of digital assets as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure, transaction fees, and the regulatory restrictions on their use;
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
•investment and trading activities of large investors and holders, including private and registered funds, that may directly or indirectly invest in or hold digital assets;
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
Even if shareholders are able to hold their securities for the long-term, their securities may never generate a profit, since digital asset markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. Investors should be aware that bitcoin and other digital assets may not maintain their long-term value in terms of future purchasing power and that the acceptance of digital asset payments by mainstream retail merchants and commercial businesses may not continue to grow. If the price of bitcoin or other digital assets declines, our profitability will decline.
The “halving” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue as our customers may not have an adequate incentive to continue mining and customers may cease mining operations altogether, which could have a material adverse effect on our business, financial condition and results of operations.
Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 bitcoin. In 2012, the reward for validating a new block was reduced to 25 bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 bitcoin, and in May 2020, the reward was further reduced to 6.25 bitcoin. The next halving for the bitcoin blockchain is anticipated to occur in April 2024 at block 840,000. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue mining and may cease mining operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.
If the award of bitcoin and/or transaction fees for solving blocks is not sufficiently high to incentivize transaction processors, such processors may reduce or cease expending processing power on a particular network, which could negatively impact the utility of the network, reduce the value of its bitcoin and have a material adverse effect on our business, financial condition and results of operations.
As the number of bitcoin rewarded to transaction processors for validating blocks in the Bitcoin network decreases, the incentive for transaction processors to continue contributing processing power to the network may shift toward transaction fees. Such a shift may increase the transaction fees on a network. Higher transaction fees may reduce the utility of a network for an end user, which may cause end users to reduce or stop their use of that network. Existing users may be motivated to switch from one digital asset to another or back to fiat currency. In such case, the price of the relevant digital asset may decline substantially and could go to zero. Such reduced price and demand for, and use of, the relevant digital asset and network, either as it applies to our mining services or to those of our potential hosting customers, may have a material adverse effect on our business, financial condition and results of operations.
To the extent that the profit margins of digital asset mining operations are not high, mining participants are more likely to sell their earned bitcoin, which could constrain bitcoin prices.
Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets decline and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly earned digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets earned by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly earned digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other digital assets we earn through self-mining or otherwise acquire or hold for our own account.
Mining operators may sell a substantial amount of digital assets into the market, which may exert downward pressure on the price of the applicable digital asset and, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Mining requires the investment of significant capital for the acquisition of hardware, leasing or purchasing space, involves substantial electricity costs and requires the employment of personnel to operate the data facilities, which may lead mining operators to liquidate their positions in digital assets to fund these capital requirements. In addition, if the reward of new digital assets for mining declines, and/or if transaction fees are not sufficiently high, profit margins for mining operators may be reduced, and such operators may be more likely to sell a higher percentage of their digital assets.
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
As required by the terms of our existing debt agreements, we sell our digital assets, including bitcoin, obtained from mining as they are earned, which limits the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
The terms of our debt agreements require that we sell our digital assets, including bitcoin, as we receive them. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
Consequently, our bitcoin may be sold at a time when the price is lower than it otherwise might be in the future, which could reduce the gain we might have realized on the sale of that digital asset at a different time.
Risks Related to our Limited Operating History
We operate in a rapidly developing industry and have an evolving business model with a limited history of generating revenue from our services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our business model has evolved in the past and continues to do so. After originally being founded in order to engage in the business of verifying and confirming transactions on a blockchain (also known as transaction processing, or “mining”), we became engaged primarily in providing infrastructure hosting services to our commercial counterparties. More recently, we decided to substantially increase our focus on digital asset mining for our own account. We have also recently terminated the contracts of several of our hosting customers to improve overall Company profitability and in furtherance of the Company’s emphasis on self-mining. We may adjust our business model further from time to time, including trying to offer additional types of products or services, such as a blockchain application designed by us, blockchain services and other related businesses, or entering into strategic partnerships or acquisitions. We have generated limited revenue from such services, and we do not know whether any of them will be successful. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business strategy are likely to have similar effects. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. We may not ever generate sufficient revenues or achieve profitably in the future or have adequate working capital to meet our obligations.
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
Competition is primarily centered on reputation and track record; design, size, quality, available power and geographic coverage of hosting space; quality of installation and customer equipment repair services; relationships with equipment manufacturers and ability to obtain replacement parts; technical and software expertise; and financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do. In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. Further, we also face significant competition from other users and/or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities similar to us, such as exchange-traded funds. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly. Such events could have a material adverse effect on our business, financial condition and results of operations and potentially the value of any digital assets we hold or expect to acquire for our own account.
We have experienced difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions to provide us with customary financial products and services, which could have a material adverse effect on our business, financial condition and results of operations.
As an early stage company with operations focused in the digital asset mining industry, we have in the past experienced, and may in the future experience, difficulties in establishing relationships with banks, leasing companies, insurance companies and other financial institutions to provide us with customary leasing and financial products and services, such as bank accounts, lines of credit, insurance and other related services, which are necessary for our operations. To the extent a significant portion of our business consists of digital asset transaction mining, processing or hosting, we may in the future continue to experience difficulty obtaining additional financial products and services on customary terms, which could have a material adverse effect on our business, financial condition and results of operations.
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
While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire, earn or mine are securities, there is still some regulatory uncertainty on the subject, see “—There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.” If certain digital assets, including bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company. Similarly, if we were to acquire digital assets deemed investment securities to hold for our own account or to engage in certain transactions, such as loan or repurchase transactions, we could be deemed an inadvertent investment company.
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
We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that bitcoin, are securities. The SEC Staff has not provided guidance with respect to the treatment of these assets under the 1940 Act. To the extent the SEC Staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. We may not be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, as a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we may be limited in our ability to engage in digital asset mining operations or otherwise make certain investments or engage in certain transactions, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.
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
Recent developments have increased the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate digital assets and digital asset intermediaries, such as digital asset exchanges and custodians.
Beginning in the fourth quarter of 2021 and continuing throughout 2022 and much of 2023, digital asset prices fell. This decline and other factors have led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. The collapse of TerraUSD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Ltd. (“Three Arrows”), Celsius Mining LLC (“Celsius”), Voyager Digital Ltd. (“Voyager”), Genesis Global Holdco, LLC (“Genesis Global”) and BlockFi Inc. have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset exchanges, platforms, and custodians. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The Federal Reserve Board, U.S. Congress and certain U.S. agencies (including the SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”), FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation), among other regulators, as well as the White House, have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and they may not be ascertainable in the near future.
It is possible that new laws and increased regulation and regulatory scrutiny may require the Company to comply with certain regulatory regimes, which could result in new costs for the Company. In addition, new laws, regulations, and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including bitcoin, which could have a negative effect on the value of bitcoin, which in turn would have a negative effect on the value of the Company’s securities.
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
If regulatory changes or interpretations require the regulation of bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a federal, state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.
In addition, various foreign jurisdictions either have adopted or may adopt laws, regulations or directives that affect digital assets, digital asset networks and their users and hosting service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States, and may negatively impact the acceptance of digital assets by users, merchants and service providers outside of the United States and therefore impede the growth of digital asset use. A number of countries, including India, China, South Korea and Russia, among others, currently have a more restrictive or unclear stance toward digital assets and, thereby, have reduced the rate of expansion of digital asset use, as well as digital asset mining, in each of those countries.
Regulatory actions may restrict the use of digital assets or the operation of digital asset networks or may impose additional regulatory burdens on our business. Changing enforcement policies and priorities have the potential to cause additional expenditures, restrictions, delays and strategic changes in connection with our business operations.
Laws and regulations may be subject to changes in enforcement policies or priorities, including changes that may result from changes in the political landscape and technologies. Recently, there has been a significant amount of regulatory attention directed toward digital assets, digital asset networks and other industry participants by United States federal and state governments, foreign governments and self-regulatory agencies. For example, as digital assets such as bitcoin have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., FinCEN, the SEC, the CFTC and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and Bitcoin exchange markets. In addition, state regulators such as the Texas State Securities Board, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth, the New Jersey Bureau of Securities, the North Carolina Secretary of State’s Securities Division and the Vermont Department of Financial Regulation have initiated actions against, and investigations of, individuals and companies involved in digital assets.
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
By extension, similar actions by governments may result in the restriction of the acquisition, ownership, holding, selling, use or trading in the capital stock of digital asset mining companies, including our securities. Such a restriction could result in us liquidating our digital asset inventory at unfavorable prices and may adversely affect our shareholders. The effect of any regulatory change, either by federal, state, local or foreign governments or any self-regulatory agencies, on us or our potential hosting customers is impossible to predict, but such change could be substantial and may require us or our potential hosting customers to cease certain or all operations and could have a material adverse effect on our business, financial condition and results of operations.
Increasing scrutiny and changing expectations from government regulators, investors, lenders, customers, and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and disclosures. Regulators, investors, lenders, customers and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of investments. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If our ESG practices do not meet evolving regulator, investor, lender, customer or other industry stakeholder expectations and standards or if we do not adapt to or comply with regulator, investor, lender, customer or other industry shareholder expectations and standards, our reputation, ability to attract and/or retain employees, financial condition and/or share price could be negatively impacted. We may also incur additional costs if we do not adapt to or comply with stakeholder expectations about our electricity usage and other ESG concerns. Our failure or perceived failure to adapt to or comply with existing and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation would suffer which would have similar negative impacts that could result in a material adverse effect on our business, financial condition and results of operations.
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
Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.
The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future, OFAC or another regulator, may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.
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

Risks Related to Digital Assets
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
In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset market and in bitcoin. These events have also negatively impacted the liquidity of the digital asset market as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices, including the price of bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence at least in part in digital asset networks and result in greater volatility in bitcoin’s value. Because the value of bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation, or law (“fiat” currency) for bitcoin, should the marketplace for bitcoin be jeopardized or disappear entirely, permanent and total loss of the value of bitcoin may result.
Digital asset transactions are irrevocable and, if incorrectly transferred, digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could have a material adverse effect on our business, financial condition and results of operations.
Typically, digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the applicable network. Once a transaction has been confirmed and verified in a block that is added to the network blockchain, an incorrect transfer of a digital asset or a theft of a digital asset generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although transfers of any digital assets we hold will not regularly be made to or from vendors, consultants, services providers, etc., it is possible that, through computer or human error, or through theft or criminal action, digital assets held by us could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party that has received our digital assets through error or theft, we will be unable to revert or otherwise recover our incorrectly transferred digital assets. To the extent that we are unable to seek redress for such error or theft, such loss could have a material adverse effect on our business, financial condition and results of operations.
We may not have adequate sources of recovery if the bitcoin held by us are lost, stolen or destroyed due to third-party digital asset services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Any loss or destruction of a private key required to access a digital asset is irreversible. Loss of access to digital assets may be permanent.
Digital assets are each accessible and controllable only by the possessor of both the unique public key and private key associated with the digital asset. Although we utilize the services of third-party holders of digital assets and sell digital assets as soon as practicable after receiving them, it is possible that digital assets in our possession can be lost or stolen and irretrievable which could have a material adverse effect on our business, financial condition and results of operations.
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
Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the “proof-of-work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding,” which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block.
There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements, such as the ongoing upgrades as part of Ethereum 2.0, may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of bitcoin and the price of our securities. Any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.
Latency in confirming transactions on a network could result in a loss of confidence in the network, which could have a material adverse effect on our business, financial condition and results of operations.
Latency in confirming transactions on a network can be caused by a number of factors, such as transaction processors ceasing to support the network and/or supporting a different network. To the extent that any transaction processors cease to record transactions on a network, such transactions will not be recorded on the blockchain of the network until a block is solved by a transaction processor that does not require the payment of transaction fees or other incentives. Currently, there are no known incentives for transaction processors to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (for example, with respect to bitcoin, a collective movement among transaction processors or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for, or in addition to, the award of new bitcoin upon the solving of a block), transaction processors could delay the recording and verification of a significant number of transactions on a network’s blockchain. If such latency became systemic, and sustained, it could result in greater exposure to double-spending transactions and a loss of confidence in the applicable network, which could have a material adverse effect on our business, financial condition and results of operations.
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
Intellectual property rights claims may adversely affect the operation of any or all networks.
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
The rules governing a network’s protocol are subject to constant change and, at any given time, there may be different groups of developers that can modify a network’s protocol. As network protocols are not sold and their use does not generate revenues for their development teams, the core developers are generally not compensated for maintaining and updating the network protocols. Consequently, there is a lack of financial incentive for developers to maintain or develop networks and the core developers may lack the resources to adequately address emerging issues with network protocols. Although the bitcoin and other leading networks are currently supported by core developers, such support may not continue or be sufficient in the future. To the extent that material issues arise with the bitcoin or another network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the networks may be adversely affected.
Any individual can download the applicable network software and make any desired modifications that alter the protocols and software of the network, which are proposed to developers, users and transaction processors on the applicable network through software downloads and upgrades, typically posted to development forums such as GitHub.com. Such proposed modifications can be agreed upon, developed, adopted and implemented by a substantial majority of developers, transaction processors and users, which, in such event, results in a “soft fork” or “hard fork” on the relevant network. A “soft fork” occurs when an updated version of the validating protocol is still “backwards compatible” with previous versions of the protocol. As a result, non-upgraded network participants with an older version of the validating protocol will still recognize new blocks or transactions and may be able to confirm and validate a transaction; however, the functionality of the non-upgraded network participant may be limited. Thus, non-upgraded network participants are incentivized to adopt the updated version of the protocol. The occurrence of a soft fork could potentially destabilize mining and increase transaction and development costs and decrease trustworthiness of a network.
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
If a soft fork or hard fork occurs on a network, which we or our hosting customers are processing transactions or hold digital assets in, we may be required to upgrade our hardware or software in order to continue our mining operations, and we may not be able to make such upgrades. A soft fork or hard fork in a particular digital asset that we process could have a negative effect on the value of that digital asset and could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to the Restructuring, our Indebtedness and Liquidity
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the Chapter 11 Cases.
In connection with the Disclosure Statement and Plan of Reorganization that we filed with the Bankruptcy Court and the hearing to consider confirmation of our Plan of Reorganization (as well as in certain other filings), we prepared projected financial information for various reasons, including to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon our emergence from Chapter 11. Those projections were prepared solely for the purposes stated therein and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.
We have just emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code, which could adversely affect our business, reputation and business relationships.

It is possible that having just recently emerged from the Chapter 11 Cases could adversely affect our business, reputation and relationships with vendors, suppliers, service providers, customers, employees and other third parties. As a result of our recent emergence, the following risks exist:
•vendors, suppliers, customers, service providers or other contract counterparties could terminate their relationships with us or require financial assurances or other enhanced performances;
•we may face challenges in renewing existing contracts and competing for new business;
•a significant portion of our assets including our miners and our mining facilities are pledged to various of our creditors;
•we may face the tightening of payment or credit terms and/or increases in the price of supplied goods or services;
•it may be more difficult to attract, motivate and/or retain key executives and employees;
•employees may be distracted from the performance of their duties or more inclined to pursue other employment opportunities; and
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
Upon emergence from the Chapter 11 Cases, the composition of our Board of Directors changed significantly.
Pursuant to the Plan of Reorganization, the composition of our Board of Directors changed significantly upon emergence from the Chapter 11 Cases. Our Board of Directors now includes members appointed by our prospective significant stockholders and significant holders of our debt. While we expect to engage in an orderly transition process as we integrate newly appointed board members, our Board of Directors may change views on strategic initiatives and a range of issues that will determine our future. As a result, the future strategy and plans of ours may differ materially from those of the past. See Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding our Board of Directors and our key management members following emergence from the Chapter 11 Cases.
The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be affected by our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. Any potential delays in adopting our management incentive plan and other executive benefits and compensation may make it difficult to retain key personnel and we may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which, together with the impact of the Chapter 11 process, could negatively impact your ability to recover your investment in our securities.
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2023, we and our subsidiaries had approximately $865.5 million aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•there are significant constraints on our ability to generate liquidity through incurring additional debt;
•we may be more vulnerable to economic downturn and adverse developments in our business;
•to the extent our debt with variable interest rates is not swapped at a fixed rate, we may be subject to increased exposure to rising interest rates;

•we may be more limited in the types of activities and assets we are permitted to engage in, own or acquire;
•consents may be required for certain transactions that we may wish to effect, and such consents may not be granted or granted only on unfavorable terms; and
•failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that could have a material adverse effect on our business or prospects if not cured or waived.
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
Although our credit and guarantee agreement (the “Exit Credit Agreement”), the indentures and forms of notes governing the New Secured Convertible Notes and the New Secured Notes (the “New Indentures”) and other existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be substantial.
Indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.
Our borrowings under the Exit Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates under these financing arrangements are generally determined by a Secured Overnight Financing (“SOFR”) based rate. SOFR-based rates tend to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks and general economic conditions. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our ability to make payments of principal and interest on the New Secured Notes and New Secured Convertible Notes (as well as on loans with respect to the Exit Credit Agreement) may be adversely impacted.
We may incur additional indebtedness to execute our long-term growth strategy, which may reduce our profitability.
Our business requires significant capital, and we may require additional capital in the future to execute our growth strategy. For the years ended December 31, 2023 and 2022, we incurred approximately $16.2 million and $384.0 million in capital expenditures, respectively. Historically, we have financed these investments through cash flows from operation and external borrowings. These sources of capital may not be available to us in the future, and the Exit Credit Agreement, the New Indentures and other financing arrangements will place certain restrictions on our ability to enter into new debt arrangements. Our ability to arrange new financing, either at the corporate level, a non-recourse project-level subsidiary or otherwise, and the costs of such capital, are dependent on numerous factors, including credit availability from banks and other financial institutions, investor confidence in us and the regional markets in which we operate, maintenance of acceptable credit ratings or our financial performance and level of indebtedness. Other companies with which we compete may have greater liquidity, more unencumbered assets, less indebtedness, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities and any such failure could have a material adverse effect on our results of operations and financial condition.

The Exit Credit Agreement, the New Indentures and the miner equipment lender facility (the “New Miner Equipment Lender Facility”) entered into in connection with the Plan of Reorganization contain a number of restrictive covenants which could limit our ability to finance future operations, acquisitions or capital needs or to engage in other business activities that may be in our interest.
The Exit Credit Agreement, the New Indentures and the New Miner Equipment Lender Facility contain certain operating and other restrictions on us. Among other things, such restrictions affect and limit or prohibit our ability to:
•incur additional indebtedness;
•create or incur liens;
•engage in fundamental changes or changes of control;
•sell or otherwise dispose of assets;
•make investments or acquisitions;
•pay dividends and distributions or repurchase capital stock;
•prepay, redeem or repurchase certain subordinated indebtedness;
•create negative pledge clauses; and
•enter into transactions with affiliates.
The restrictions contained in our debt agreements could (i) limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and (ii) adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest. A breach of any of these covenants or our inability to comply with required financial ratios could result in a default under all or certain of our debt instruments.
Risks Related to Taxes
Our ability to use some or all of our net operating loss and capital loss carryforwards and other tax attributes to offset future income may be limited.
As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $330.2 million and $106.6 million, respectively, U.S. federal and state capital loss carryforwards of approximately $220.3 million and $109.6 million, respectively, and certain other tax attributes, including disallowed business interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986 (the “Internal Revenue Code”), that could be utilized to offset future taxable income. The amount of our tax attributes are subject to examination and adjustment by applicable taxing authorities. Our federal NOLs can be carried forward indefinitely, our state NOL carryforwards begin to expire in 2033 and our capital loss carryforwards begin to expire in 2027.
Under Sections 382 and 383 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” its ability to utilize certain of its federal tax attributes (including NOL and capital loss carryforwards) to offset certain of its taxable income may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). Similar rules may apply under applicable state tax law.
Certain equity trading activity and other actions prior to the Effective Date of the Plan of Reorganization could have resulted in an ownership change for purposes of Sections 382 and 383 of the Internal Revenue Code independent of the Plan of Reorganization, which could adversely affect our ability to utilize our tax attributes to a greater extent than an ownership change occurring as a result of the consummation of the Plan of Reorganization. In an attempt to minimize the likelihood of such an ownership change occurring, we obtained a final order from the Bankruptcy Court authorizing certain protective equity trading procedures.
It is likely that we will undergo an ownership change under Sections 382 and 383 of the Internal Revenue Code as a result of the consummation of the Plan of Reorganization, which may limit our ability to utilize our federal NOL and capital loss carryforwards and certain other tax attributes, subject to the potential application of the special bankruptcy exception in Section 382(l)(5) of the Internal Revenue Code. We have not determined whether or not we would qualify for such special bankruptcy exception, and even if we did so qualify, whether or not we would elect out of such exception. Further, even if the consummation of the Plan of Reorganization does not cause an ownership change, it could increase the likelihood that we undergo such an ownership change in the future.
Limitations imposed by the Internal Revenue Code (or applicable state tax law) on our ability to utilize our NOL or capital loss carryforwards or other tax attributes (whether by reason of an ownership change or otherwise) could significantly increase our future tax liabilities, in each case reducing or eliminating the benefit of such tax attributes, which may impair the value of an investment in our securities.
The IRS and certain states have taken the position that digital assets are “property” for income tax purposes.
In early 2014, the IRS issued basic guidance on the tax treatment of digital assets. The IRS has taken the position that a digital asset is “property” instead of “currency” for income tax purposes. As such, general tax principles applicable to property transactions apply to the acquisition, ownership, use, and disposition of digital assets. This overall treatment creates a potential tax liability for, and potential tax reporting requirements applicable to, us in any circumstance where we earn or otherwise acquire, mine, own, use, or dispose of a digital asset. In 2019, the IRS issued additional guidance specifically relating to the income tax consequences that could arise from a digital asset hard fork event in which a new unit of digital asset may or may not be received, and released frequently asked questions to address certain digital asset topics such as tax basis, gain, or loss on the sale or exchange of certain kinds of digital assets and how to determine the fair market value of such digital assets.
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
All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after-tax returns. In the future, the currently anticipated tax treatment may be modified by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, a tax authority or court may not agree with any particular interpretation of the relevant laws.
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
Risks Related to Ownership of Our Securities
An investment in our securities is highly speculative. The trading price of our securities may be volatile, and you could lose all or part of your investment.
The trading price of our securities is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our securities as you might be unable to sell your shares at or above the price you paid for those shares. Factors that could cause fluctuations in the trading price of our securities include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•volatility in the price of bitcoin and other digital assets;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our securities by us or our stockholders;
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

We may issue additional securities, including shares of New Common Stock as a result of the conversion or exercise, as applicable, of the New Secured Convertible Notes, the New Warrants, options or restricted stock units (“RSUs”). In addition, the Company may choose to issue shares of New Common Stock pursuant to the CVRs or as interest on the New Secured Convertible Notes. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may issue and sell New Common Stock, convertible securities, warrants and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our New Common Stock.
In addition, we have agreed to register the resale of a significant number of shares of our capital stock held by certain of our stockholders, including Bitmain. As a result of these agreements, capital stock held by these stockholders may become eligible for future sale without restriction. Accordingly, these stockholders then may freely resell their shares in the open market, which could cause our stock price to decline.
The market price and trading volume of our securities could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our securities to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. Our New Secured Notes and our Exit Credit Agreement restrict our ability to pay dividends and we currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their securities after price appreciation as the only way to realize any future gains on their investment.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, such decision could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company under the JOBS Act until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the date of the first sale of common equity securities of the Company in a registered offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates meets or exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We are subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach, guided by Federal Information Processing Standards Publication 199, to identify, classify, and appropriately assess the range of cybersecurity threats that could affect our business and information systems. Accordingly, security incidents are evaluated, classified by severity and prioritized for response, mitigation and remediation. From a high level, our incident response framework consists of five elements: (1) proactively identifying and appropriately managing cybersecurity risks to our systems, assets, data, and other capabilities; (2) designing and implementing the appropriate safeguards to timely deliver business services; (3) implementing systems and processes to detect the occurrence of cybersecurity events; (4) responding to events in a systematic and comprehensive fashion; and (5) utilizing mechanisms to promote system resilience and the restoration of critical business functions that may have been impaired due to a security incident.
Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Fundamentally, our information security program is tasked with developing pragmatic strategies for preserving the confidentiality, integrity and availability of Company and customer information. Pursuant to this approach, we have implemented controls to prevent, detect and mitigate cybersecurity risks posed by third parties. We use various tools and methodologies, including a written incident response plan and cybersecurity insurance, to manage and mitigate cybersecurity risk. Those tools and methodologies are evaluated on a regular and continuing basis. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Through both short-term “game day” events and more prolonged campaigns, red team programming is designed to continuously stress test the fortitude of our information security systems and assist in identifying areas of potential vulnerability. Based on the results of these simulated exercises, we aim to harden any identified exposure points and adjust our security processes to ensure dynamism and responsiveness.
Along with our in-house cybersecurity capabilities, we also periodically engage third parties to assist with detecting and responding to cybersecurity risks. Third parties may be engaged to assist with procedures including red and blue team training exercises and penetration testing. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. Amongst other controls, we maintain policies and practices that monitor, regulate and limit remote access of our information systems.
Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition. For more information on the risks from cybersecurity threats that we face, refer to Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, including but not limited to the risk factors titled, “We may be vulnerable to both physical and cybersecurity breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations”

and “We may be exposed to cybersecurity threats and breaches, which could have a material adverse effect on our business, financial condition and results of operations.”
Governance
Our information security team is led by our Chief Information Security Officer and is comprised of dedicated professionals responsible for overseeing cybersecurity risk management and mitigation, incident prevention, detection and remediation. These teams are spearheaded by professionals with decades of cybersecurity leadership experience across multiple industries, including our Chief Technology Officer. Our leadership working group meets on a weekly basis to discuss our approach to the rapidly-evolving cybersecurity landscape. To ensure that our top-level strategy is disseminated throughout the Company, our information security team provides hands-on and often role-specific training and awareness programs to our employees. Our employees with network access participate annually in required training, including spear phishing and other awareness training. We also periodically conduct simulated phishing exercises to practice appropriate response and augment employee awareness of established and emerging cyber threats.
One of the key functions of our Board of Directors is informed oversight of our risk management process, including cybersecurity risk. Our Board of Directors considers cybersecurity risk and mitigation as a critical component of its risk oversight function and intends to further develop specific cybersecurity oversight functions and protocols. Our Board of Directors administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors, including the Audit Committee, that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements and is charged with oversight of the adequacy of Company’s insurance programs, including cyber insurance.
Item 2. Properties.
Our corporate headquarters is located at 838 Walker Road, Suite 21-2105, Dover, Delaware 19904. In addition, we earn bitcoin through mining for our own account and for third-party hosting customers at our owned and leased facilities in Georgia, Kentucky, North Carolina, North Dakota, and Texas. We lease with an option to purchase at a nominal amount our facility in North Dakota. We also own property in Oklahoma that remains substantially undeveloped. We believe that our facilities are suitable and adequate to meet our current and anticipated near-term needs. Please refer to the discussions contained in our Item 1. – “Business” for additional information.
Item 3. Legal Proceedings.
We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. For a description of our material pending legal proceedings, please see Note 10 — Commitments and Contingencies, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Please refer to the discussions contained in our Item 1. – “Business” under the subtitle “Emergence from Bankruptcy”; Item 1A.
“Risk Factors”; Item 5. — “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”; Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subtitles “Recent Developments” and “Chapter 11 Filing and Other Related Matters - Pre-Emergence”; and our Notes to
Consolidated Financial Statements; as well as elsewhere in this Annual Report on Form 10-K for further information regarding the commencement of the aforementioned Company’s emergence from bankruptcy and satisfaction and extinguishment of claims in the Chapter 11 Cases.
Item 4. Mine Safety Disclosures.
Not applicable.
Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our old common stock and old warrants were traded on OTC Markets under the symbols “CORZQ” and “CRZWQ.” through the year ended December 31, 2023. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of January 24, 2024, in connection with the effectiveness of the Plan of Reorganization our New Common Stock and New Warrants are traded on the Nasdaq Global Select Market under the symbols “CORZ,” “CORZW” and “CORZZ,” respectively.
On March 7, 2024, there were 418 holders of record of our New Common Stock, 367 holders of record of our Tranche 1 Warrants and 370 holders of record of our Tranche 2 Warrants. We believe a substantially greater number of beneficial owners hold shares of New Common Stock and New Warrants through brokers, banks or other nominees.
Dividends
The Company has not paid dividends on its common stock to date and does not intend to pay cash dividends in the foreseeable future. In addition, our New Secured Notes and our Exit Credit Agreement restrict our ability to pay dividends.

The payment of cash dividends in the future will be dependent upon the terms of agreements restricting our ability to pay dividends, revenues and earnings, if any, capital requirements and general financial condition and the discretion of the Company’s Board of Directors. It is the present intention of the Company’s Board of Directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued, or will issue:
•176,266,782 shares of New Common Stock;
•180,241,211 New Warrants;
•New Secured Convertible Notes in an aggregate principal amount of $260.0 million;
•New Secured Notes in an aggregate principal amount of $150.0 million;
•51,783,625 Contingent Value Rights (“CVRs”); and
•General Unsecured Claims (“GUC”) CVRs.
Please refer to the discussions contained in our Item 1. – “Business” for additional information regarding our emergence from bankruptcy.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2023, the Company repurchased shares of its previously-issued common stock as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)
December 2023	4,086	$0.89
Total	4,086	$0.89

The above table contains information about shares of our previously-issued common stock withheld from employees in connection with income tax obligations related to the vesting of stock-based awards.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific Holding Co. and its subsidiaries prior to the consummation of the Business Combination (as defined below) and Core Scientific, Inc. (f/k/a Power & Digital Infrastructure Acquisition Corp.) and its subsidiaries after the consummation of the Business Combination. References to “XPDI” refer to the predecessor registrant prior to the consummation of the Business Combination.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2023 compared to 2022. For discussion related to the results of operations and changes in consolidated financial condition for 2022 compared to 2021 refer to Part II, Item 7. — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal year 2022 Annual Report on Form 10-K, which was filed with the SEC on April 4, 2023.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. We employ our own large fleet of computers (“miners”), primarily manufactured by Bitmain Technologies Limited (“Bitmain”), to produce bitcoin for our own account and provide hosting services for large bitcoin mining customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services for third-party mining customers. As of December 31, 2023, we had an average hourly operating power demand of approximately 592 MW for the year, and we had secured approximately 1,198 MW of contracted power capacity at our sites. We also owned and managed the largest infrastructure asset base of publicly listed miners in North America of 724 MW and improved our average self-mining fleet energy efficiency to 27.94 joules per terahash.
Although our business operations date back to 2018 (and was known as “Core Scientific” (“Legacy Core”)), the current corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business such as Legacy Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement (the “Merger Agreement”) which provided for business combination transactions (the “Business Combination”) pursuant to which the business of Legacy Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. (“New Core” or the “Company”). XPDI’s stockholders approved the transactions contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022. For more detailed information regarding the Business Combination, refer to Note 4 — Business Combinations, Acquisitions and Restructuring to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Our total revenue was $502.4 million and $640.3 million for the years ended December 31, 2023 and 2022, respectively. We had operating income of $9.0 million and operating loss of $2.1 billion for the years ended December 31, 2023 and 2022, respectively. The increase of $2.12 billion in operating income was predominantly due to a $1.06 billion impairment of goodwill and other intangibles and a $590.7 million impairment of property, plant and equipment for the year ended December 31, 2023, a $226.9 million decrease in impairment of digital assets year over year, as well as higher total operating expenses of $144.9 million for the year ended December 31, 2022. We had a net loss of $246.5 million and $2.15 billion for the years ended December 31, 2023 and 2022, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $170.0 million and $(10.7) million for the years ended December 31, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to, Adjusted EBITDA.

Recent Developments
On January 15, 2024, the Debtors filed with the Bankruptcy Court (both defined below) the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) (the “Plan of Reorganization”). On January 16, 2024, the Bankruptcy Court entered an order confirming the Plan of Reorganization (the “Confirmation Order”). On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.
On the Effective Date, a new Board of Directors (the “Board of Directors”) was constituted and the Company, in accordance with the Plan of Reorganization satisfied and extinguished claims in the Chapter 11 Cases (as defined below) through the issuance of (i) new common stock (“New Common Stock”), (ii) new warrants (“New Warrants”), (iii) contingent value rights (“CVRs”), (iv) new secured convertible notes due 2029 (“New Secured Convertible Notes”), and (v) new secured notes due 2028 (“New Secured Notes”). For more detailed information regarding the Chapter 11 Cases, refer to Notes 3 — Chapter 11 Filing and Other Related Matters and 17 — Subsequent Events to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
On March 6, 2024, the Company announced a multi-year contract for Core Scientific to supply up to 16 MW of data center infrastructure to CoreWeave, Inc. The total potential revenue associated with the contract is more than $100 million. Under the terms of the contract, Core Scientific will deliver up to 16 MW of capacity at its new Austin, Texas data center to host CoreWeave, Inc.’s infrastructure. Core Scientific is leasing a tier 3 data center in Austin that formerly housed Hewlett Packard to include high performance computing.
Chapter 11 Filing and Other Related Matters - Pre-Emergence
Chapter 11
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases were jointly administered under Case No. 22-90341. The Debtors operated their business and managed their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a senior secured super-priority debtor-in-possession loan and security agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time-to-time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021, (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (together with the Secured Convertible Notes, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the holders of the Convertible Notes (the “Ad Hoc Noteholder Group”) pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money debtor-in-possession facility loans to all holders of Convertible Notes. The Company terminated the Restructuring Support Agreement pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.

Replacement DIP Credit Agreement
On February 2, 2023, the Bankruptcy Court entered an interim order authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a senior secured super-priority replacement debtor-in-possession loan and security agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the Original DIP Facility, including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
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
In January 2024, the Replacement DIP Facility was repaid in full and terminated on the Effective Date of the Company’s Plan of Reorganization.
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order whereby the Debtors and NYDIG agreed that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners that served as collateral under the NYDIG Loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on debt extinguishment in the Company’s Consolidated Statements of Operations.
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power Management, LLC (“Priority Power”) agreed that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which resulted in a gain of $4.9 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
City of Denton Lease Settlement
On August 16, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of City of Denton and Denton Municipal Electric (“Denton”) against the Debtors and releasing any and all liens related to the Debtors’ lease of the Denton facility in exchange for the Debtors’ execution lease cure costs totaling $1.5 million. There was no impact to the Consolidated Statements of Operations as a result of the satisfaction of the settlement.
Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of Huband-Mantor Construction (“HMC”) and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for the Debtors’ payment of $2 million and the Debtors’ execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors’ Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. For more information on the promissory note, refer to Note 7 — Notes Payable to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Celsius Mining LLC Settlement
On September 14, 2023, the Debtors and Celsius Mining LLC (“Celsius”) entered into a purchase and sale agreement, as amended, (the “PSA”) that provides in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors’ (i) sale to Celsius of the Debtor’s Ward County, Texas bitcoin mining data center site (the “Cedarvale Facility”) and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other mining facilities on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts, and (iv) unequivocal release of claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
The sale of the Cedarvale Facility resulted in a loss of $2.2 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. Refer to Note 10 — Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of the sale.
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 7 — Notes Payable to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further discussion of the promissory note.
J.W. Didado Electric, LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of J.W. Didado Electric, LLC (“Didado”) against the Debtors and releasing any and all liens related to the Debtors’ Muskogee datacenter in exchange for the Debtors’ execution of an unsecured promissory note in favor of Didado in the principal amount of $13.0 million to be paid over 36 months upon emergence from bankruptcy. The satisfaction of the settlement resulted in a loss of $0.7 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Trilogy LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of Trilogy LLC (“Trilogy”) against the Debtors and releasing any and all liens related to the Trilogy contracts in exchange for the Debtors’ execution of an unsecured promissory note in favor of Trilogy in the principal amount of $2.9 million to be paid over 30 months starting three months after the confirmation date. The satisfaction of the settlement resulted in a gain of $0.4 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Harper Construction Company, Inc. Settlement
On November 4, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of Harper Construction Company, Inc (“Harper”) against the Debtors and releasing any and all liens related to the Debtors’ Muskogee datacenter in exchange for the Debtors’ execution of an unsecured promissory note in favor of Harper in the principal amount of $4.7 million to be paid over 30 months starting forty-five days after the emergence date. The satisfaction of the settlement resulted in a loss of

$5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Dalton Settlement
On December 29, 2023, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims of Dalton Utilities (“Dalton”) against the Debtors including the Dalton cure claims in exchange for Debtors’ execution of an unsecured promissory note. As of December 31, 2023, the Company accrued the face value of the pending settlement of $9.1 million as the execution of the promissory note is still pending. The satisfaction of the settlement resulted in a gain of $1.1 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Maddox Settlement
On January 16, 2024, the Bankruptcy Court entered an order approving the parties’ agreement to terminate and reject all existing purchase orders and enter into a new purchase order. Pursuant to the new purchase order, the Company will pay a total purchase price of $2.8 million in seven equal monthly installments to Maddox Industrial Transformer LLC for 39 18 kilovolt transformers. The satisfaction of the settlement resulted in a loss of $1.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Sphere 3D Corp. and Gryphon Settlement
On January 16, 2024, the Bankruptcy Court entered an order granting Sphere 3D Corp. (“Sphere”) an allowed $10 million general unsecured claim and a complete and final release of all claims of Sphere and Gryphon Digital Mining, Inc. (“Gryphon”) against the Debtors related to the hosting contracts. As part of the resolution, all miners have been returned to the client. Furthermore, the adversary proceeding was dismissed with prejudice, against both Gryphon and Sphere. The satisfaction of the settlement resulted in a gain of $23.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
McCarthy & Humphrey Settlement
On January 18, 2024, the Bankruptcy Court entered an order approving the parties’ agreement to settle all claims and release all liens of McCarthy Building Companies, Inc. (“McCarthy”) and Humphrey & Associates, Inc. (“Humphrey”) against the Company in exchange for cash payments ($6.8 million to McCarthy and $5.6 million to Humphrey) within 90 days of emergence and promissory notes (to McCarthy in principal amount of $5.4 million and to Humphrey in principal amount of $1.4 million). However, if the Company delivers notice to McCarthy to proceed with construction activities, the Company will make the cash payments within three business days of such notice and pay off the promissory notes in full within one business day of such notice. As the amount of the expected settlement results in amounts that are estimable and probable, the Company accrued for those liabilities as of December 31, 2023. The satisfaction of the settlement resulted in a loss of $4.6 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Foundry Settlement
On January 16, 2024, the Bankruptcy Court entered an order granting Foundry Digital LLC (“Foundry”) an allowed $5.5 million general unsecured claim and a comprehensive release of all claims of Foundry against the Debtors. Concurrently, hosting contracts are assumed, and common stock in Core after emergence from bankruptcy have been confirmed as part of the resolution. The satisfaction of the settlement resulted in a gain of $12.6 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Oklahoma Gas & Electric Settlement
On January 24, 2024, the Bankruptcy Court entered an order granting Oklahoma Gas & Electric Company (“OG&E”) an allowed $4.8 million general unsecured claim in full and final satisfaction of all claims of OG&E against the Debtors. The satisfaction of the settlement resulted in a loss of $4.8 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.

Our Business Model
Business Overview
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
As one of the largest owner operators of infrastructure for digital asset mining in North America, we focus primarily on mining bitcoin and selling the bitcoin generated for cash and activities directly related to growing our mining capabilities (increasing the number of bitcoin mined) and enhancing efficiencies in our operations (reducing our cost to mine). Our rapidly growing digital asset mining operation is focused on the generation of digital assets by solving complex cryptographic algorithms to validate transactions on specific digital asset network blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks in the blockchain and earn the reward in the form of an established unit of a digital asset. The terms of our debt agreements currently require that we sell our digital assets as we receive them, and we typically use the proceeds to fund our growth strategies or for general corporate purposes. We also provide hosting services for large bitcoin mining customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2).
Our proprietary data centers in Georgia, Kentucky, North Carolina, North Dakota, and Texas are purpose-built facilities optimized for the unique requirements of high density bitcoin mining computers. We currently have seven fully operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2), with approximately 592 MW of average hourly operating electric power demand for the year ended December 31, 2023. Our existing, completed facilities lever our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver best-in-class uptime and, ultimately, increasing mining rewards to us and our customers. As of December 31, 2023, we had approximately 1,198 MW of contracted power capacity at our sites. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. We may explore additional mining facilities and mining arrangements in connection with our short-, medium- and long-term strategic planning.
Segments
We have two operating segments: “Mining,” consisting of bitcoin self-mining, and “Hosting,” consisting of our third-party hosting business. Our Mining operation segment generates revenue from operating our own mining computers as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. Our Hosting operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. During 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales.” We derived equipment sales revenue from our ability to lever our partnerships with leading equipment manufacturers to secure equipment in advance, which we then sold to our customers when they were unable to obtain them otherwise.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. We currently have two active purchase agreements with Bitmain. The first agreement is for the acquisition of Antminer S19J XP miners with a combined exahash of 4.08 or 28,400 miners to be delivered from the fourth quarter of 2023 through early 2024. The second agreement is for the acquisition of Antminer S21 miners with a combined exahash of 2.52 or approximately 12,900 miners to be delivered during the first half of 2024. We are accelerating the delivery and deployment of the Antminer S21 miners. As of December 31, 2023, we are current on our payment commitments under both agreements. As of the reporting date of this Annual Report on Form 10-K, we have completed payment on all new bitcoin miners ordered for 2024.

As of December 31, 2023, we had deployed approximately 209,100 bitcoin miners, which number consists of approximately 158,000 self-miners and approximately 51,100 hosted miners, which represented 16.9 EH/s and 6.3 EH/s for self-miners and hosted miners, respectively.
The tables below summarize the total number of self- and hosted miners in operation as of December 31, 2023 and December 31, 2022, respectively (miners in thousands).

	Bitcoin Miners in Operation as of December 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.9	158.0
Hosted miners	6.3	51.1
Total mining equipment	23.2	209.1

	Bitcoin Miners in Operation as of December 31, 2022
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	153.0
Hosted miners	8.0	81.0
Total mining equipment	23.7	234.0
During the fourth quarter of December 31, 2022, the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously hosted ASIC servers were removed from our data center facilities and returned to the customers.
Summary of Digital Asset Activity
Activity related to our digital asset balances for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	389,456	397,796
Mining proceeds from shared hosting	17,626	—
Proceeds from sales of digital assets	(404,686)	(444,353)
Gain from sales of digital assets	3,886	44,298
Impairment of digital assets	(4,406)	(231,315)
Payment of board fee	(316)	—
Digital assets, end of period	$2,284	$724
* As of December 31, 2023 and 2022, there was $1.7 million and $0.8 million, respectively, of digital asset receivable from our mining pool customer included in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
Performance Metrics
Hash Rate
Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The equipment originally employed for mining bitcoin used the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (“GPU”), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the miners we and our customers use to mine bitcoin (although they continue to have uses in other industries). These ASIC chips are designed specifically to maximize the rate of hashing operations.

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
The Business Combination and Public Company Costs
The merger of Legacy Core and XPDI provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $201.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses. As a result of the merger, former Core Scientific stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of common stock, respectively, of the Company, excluding the impact of unvested restricted stock units and options. The proceeds from the merger were used to fund mining equipment purchases and infrastructure build-out as the Company expanded its leadership position. As a result of the merger, among other things, each outstanding share of Legacy Core common stock was cancelled in exchange for the right to receive 1.6001528688 of a share of the Company’s common stock.
The merger was accounted for as a reverse recapitalization and XPDI was treated as the “acquired” company for financial reporting purposes. Legacy Core was deemed the predecessor and Core Scientific, Inc., the post-combination company, is the successor SEC registrant, meaning that Legacy Core’s financial statements for periods prior to the consummation of the merger are disclosed in Core Scientific’s periodic reports.
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
Our financial performance and continued growth depend in large part on our ability to mine for digital assets profitably and to attract customers for our hosting services. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services, may harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Over time, we have observed a positive trend in the total market capitalization of digital assets, which suggests increased adoption. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.

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
Transaction Fees
Bitcoin miners receive a transaction fee in the form of a portion of bitcoin for validating transactions on the Bitcoin network. The transaction fee can vary in value over time, with higher fees prioritizing certain transactions over those with lower fees. An increase in Bitcoin network transactions could represent a more significant component of miner revenue if their value increases over time.
The table below provides a summary of the impact to revenue from the increase or decrease in the market price of bitcoin, difficulty and our hash rate. The impact to revenue in each scenario assumes only one driver increases or decreases and all others are held constant.

Impact to Revenue

Driver	Increase in Driver	Decrease in Driver
Market Price of Bitcoin	Favorable	Unfavorable
Core Scientific Hash Rate	Favorable	Unfavorable
Difficulty	Unfavorable	Favorable
Transaction Fees	Favorable	Unfavorable
Halving
Further affecting the industry, and particularly for the bitcoin blockchain, the digital asset reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. At a predetermined block, the mining reward is reduced by half, hence the term “halving.” A reduction in the number of bitcoins rewarded per block would result in a reduction of revenue to those mining bitcoin, barring any increase in the spot price of bitcoin or decrease in Bitcoin network hash rate or difficulty. Historically, the network hash rate has tended to decline, for a period of time, post-halving as less efficient mining servers become less profitable to operate and their operators discontinue or limit their use.
For bitcoin, our most significant digital asset to which our mining power is devoted, the reward was initially set at 50 bitcoin rewards per block. The bitcoin blockchain has undergone halving three times since its inception, as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the bitcoin blockchain is anticipated to occur in April 2024 at block 840,000. This process will repeat until the total amount of bitcoin rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin and the other digital assets we may mine for, and potential increases or decreases in prices in advance of or following a future halving are unknown.
Electricity Costs
Electricity cost is the major operating cost for the mining fleet, as well as for the hosting services provided to customers and related parties. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Locally, factors such as animal incursion, sabotage and other events out of our control can also impact electricity costs and availability. In certain power markets, financial hedging can be employed to protect buyers from the financial impact of significant increases in power prices.
Equipment Costs
Increases in the market value of digital assets increases the demand for new miners, which can result in a scarcity in the supply of, and increases in the price of, those miners. Declines in the market value of digital assets can result in excess supply of miners and a general decline in their prices. As a result, the cost of new miners can be unpredictable and could be significantly different than our historical cost for new miners.
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
Presently, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly, or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info;” however, the reliability of that information and its continued availability cannot be assured.
Based on available data we believe that, despite the significant decrease in market prices for bitcoin and other major digital assets during 2022, an increase in the scale and sophistication of competition in the digital asset mining industry has continued to increase network hash rate, with new entrants and existing competitors increasing the number of miners mining for bitcoin.
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
We believe that our integrated services portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out and ready power combined with our MinderTM fleet management software layer represent meaningful competitive advantages favorable to our business.
Differentiation, Innovation and Expansion of Our Platform
Our investments in research and development drive differentiation of our service offerings, core technology innovation and our ability to bring new products to market.
We believe that we differentiate ourselves by offering premium products and services, including our ability to manage our electricity sourcing, construct proprietary passive cooled data centers. Our existing, completed facilities lever our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver best-in-class uptime and, ultimately, increases mining rewards to us and our customers. Our facilities are designed to maximize not only mining equipment efficiency but mining equipment life. We have accumulated expertise in the installation, operation, optimization and repair of digital mining equipment. We continue to refine and develop our data center design and technology solutions to optimize our data center and mining operations with the knowledge gained from our considerable digital asset mining experience, including optimizing the location of miners in our data centers to increase profitability. Our approach to data center design enables us to deliver efficiency at scale.
We intend to continue to invest judiciously in research and development activities to extend our platform management and software solutions in order to manage our mining fleet more efficiently and productively.
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
Strategic Investments
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party hosting business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and take advantage of adjacent opportunities that lever our mining expertise and capabilities.

Condensed Statements of Operations
The following table presents a condensed statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total Revenue	$502,400	$640,313
Cost of revenue	378,941	631,913
Gross profit	123,459	8,400
Gain from sales of digital assets	3,893	44,298
Impairment of digital assets	(4,406)	(231,315)
Change in fair value of derivative instruments	(3,918)	—
Impairment of goodwill and other intangibles	—	(1,059,265)
Impairment of property, plant and equipment	—	(590,673)
Losses on exchange or disposal of property, plant and equipment	(1,956)	(28,025)
Total operating expenses	108,111	252,973
Operating income (loss)	8,961	(2,109,553)
Total non-operating expense, net[1]	254,765	53,856
Loss before income taxes	(245,804)	(2,163,409)
Income tax expense (benefit)	683	(17,091)
Net loss	$(246,487)	$(2,146,318)
1 Total non-operating expense, net includes Reorganization items, net of $191.1 million and $(197.4) million for the years ended December 31, 2023 and 2022, respectively.
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

	Year Ended December 31,
	2023	2022
Self-Mining Hash rate (Exahash per second)	16.9	15.7

Adjusted EBITDA (in millions)	$170.0	$(10.7)
Self-Mining Hash Rate
We operate mining hardware which performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which the hardware is capable of performing such computations. Our hash rate represents the aggregate hash rate of all miners deployed in our fleet. Our hash rate expressed as a percentage of the total Bitcoin network hash rate generally determines the number of bitcoin rewards that will be earned by our fleet. We calculate and report our hash rate in exahash per second (“EH/s”). One exahash equals one quintillion hashes per second.
We measure the hash rate produced by our mining fleet through our management software MinderTM, which consolidates the reported hash rate from each miner. The method by which we measure our hash rate may differ from how other operators present such measure.

Generally, miners with a greater hash rate relative to the global Bitcoin network hash rate at a given time will, over time, have a greater chance of earning a bitcoin, as compared to miners with relatively lower total hash rates. Further, with the increase in demand for bitcoin contributing to an increase in computational resources for digital asset mining, the global network hash rate has increased, and we expect it to continue to increase. As such, our self-mining hash rate provides useful information to investors because it demonstrates our capacity, and our competitive advantage, for mining bitcoin, which contributes to our digital asset mining revenue. Management uses our self-mining hash rate to monitor our performance and competitive advantage in mining bitcoin as global competition also increases.
Our self-mining hash rate was 16.9 EH/s and 15.7 EH/s for the years ended December 31, 2023 and 2022, respectively representing an 8% improvement year over year.

Our combined self-mining and customer and related party hosting hash rate decreased 2%, to 23.2 EH/s for the year ended December 31, 2023 from 23.7 EH/s for the year ended December 31, 2022.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) restructuring charges1; (vi) Reorganization items, net2; (vii) unrealized changes in fair value of derivative instruments; and (viii) certain additional non-cash or non-recurring items, that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or because the amount and timing of these items are not related to the current results of our core business operations which renders evaluation of our current performance, comparisons of performance between periods and comparisons of our current performance with our competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
1 Within the financial statements and relating to financial metrics “restructuring charges” refers to charges relating to a prepetition restructuring plan completed in October 2022 and described further in Note 4 — Business Combinations, Acquisitions and Restructuring to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
2 Within the financial statements and relating to financial metrics “Reorganization items, net” refers to charges requiring separate presentation under the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”) and described further in Note 3 — Chapter 11 Filing and Other Related Matters to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022[1,2]
Adjusted EBITDA	(in thousands)
Net loss	$(246,487)	$(2,146,318)
Adjustments:
Interest expense, net	86,238	96,826
Income tax expense (benefit)	683	(17,091)
Depreciation and amortization	96,003	225,259
Amortization of operating lease right-of-use assets	442	834
(Gain) loss on debt extinguishment	(20,065)	287
Stock-based compensation expense[3]	58,892	182,894
Fair value adjustment on derivative warrant liabilities	—	(37,937)
Fair value adjustment on convertible notes	—	186,853
Impairment of goodwill and other intangibles	—	1,059,265
Impairment of property, plant and equipment	—	590,673
Losses on exchange or disposal of property, plant and equipment	1,956	28,025
Gain on sale of intangible assets	—	(5,904)
Cash restructuring charges	—	1,320
Reorganization items, net	191,122	(197,405)
Fair value adjustment on acquired vendor liability	—	9,498
Equity line of credit expenses	—	1,668
Unrealized change in fair value of derivative instruments	2,262	—
Other non-operating (income) expenses, net	(2,530)	5,232
Other items	1,474	5,276
Adjusted EBITDA	$169,990	$(10,745)
1 Certain prior year amounts have been reclassified for consistency with the current year presentation.
2 Previously, the Company had held the bitcoin it earned as an investment for long-term appreciation. This strategy was outside our primary business operations and the results of impairments and realized gains and losses had been excluded from Adjusted EBITDA. With our current strategy of monetizing our bitcoin revenue soon after earning it and recent changes in accounting standards, management is no longer excluding these amounts from its Adjusted EBITDA.
3 Includes $1.0 million of stock-based compensation that was provided in severance as part of restructuring charges incurred during the year ended December 31, 2022.

Components of Results of Operations
Revenue
Our revenue consists primarily of fees from our hosting operations, including the sales of mining equipment to be hosted in our data centers and digital asset mining revenue.
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the second quarter of 2023, we initiated our first new customer contracts based on proceed sharing. Under these new contracts, customers pay for the cost of hosting and infrastructure, and we share the proceeds that are generated. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence.” in Part III of this Annual Report on Form 10-K.
•Equipment sales to customers and related parties. Equipment sales to customers and related parties is derived from our ability to lever our partnerships with leading equipment manufacturers to secure equipment in advance, which is then sold to our customers and related parties. Our equipment sales are typically in connection with a hosting contract. After fiscal 2022, we no longer sell equipment to customers and related parties.
•Digital asset mining revenue. We operate a digital asset mining operation using specialized computers equipped with ASIC chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenues from digital asset mining are impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.
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
Impairment of digital assets
Digital assets, which are initially recognized and measured at fair value, are remeasured only when an impairment is recognized. Impairment exists when the current carrying amount exceeds its current fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new costs basis and carrying value of the digital asset.
Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new carrying value will not be adjusted upward for any subsequent increase in fair value. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Change in fair value of derivative instruments
The change in fair value of derivative instruments represents changes in the fair value of the derivative liability related to the energy forward purchase contract described in more detail in “Energy Forward Purchase Contract” in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
•Research and development. We invest in research and development to enhance the efficiency and effectiveness of our mining operations and hosting services and to support our efforts to capture business opportunities in adjacent high-value compute markets. Research and development costs include compensation and benefits, stock-based compensation, other personnel related costs and professional fees.
•Sales and marketing. Sales and marketing expenses consist of marketing expenses, trade shows and events, professional fees, compensation and benefits, stock-based compensation and other personnel related costs.
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees who are not part of the research and development and sales and marketing organization, professional fees, and other personnel-related expenses. Also included are stock-based compensation, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees.
Non-operating expenses, net
Non-operating expenses, net includes (gain) loss on debt extinguishment, interest expense, net, fair value adjustment on convertible notes, fair value adjustment on derivative warrant liabilities, reorganization items, net and other non-operating expenses, net. Reorganization items, net consists of expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization.
Income tax expense (benefit)
Income tax expense (benefit) consists of U.S. federal and state income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain and therefore have concluded it is not more likely than not that we will realize our net deferred tax assets.
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability.
Deferred income tax expense consists of income taxes recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial reporting and tax bases of existing assets and liabilities. These differences are measured using the enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized.

Results of Operations
The following table sets forth our consolidated statements of operations for each of the periods indicated (in thousands, except percentages).

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:
Hosting revenue from customers	$102,005	$130,234	$(28,229)	(22)%
Hosting revenue from related parties	10,062	29,454	(19,392)	(66)%
Equipment sales to customers	—	11,391	(11,391)	NM
Equipment sales to related parties	—	71,438	(71,438)	NM
Digital asset mining revenue	390,333	397,796	(7,463)	(2)%
Total revenue	502,400	640,313	(137,913)	(22)%
Cost of revenue:
Cost of hosting services	87,245	169,717	(82,472)	(49)%
Cost of equipment sales	—	67,114	(67,114)	NM
Cost of digital asset mining	291,696	395,082	(103,386)	(26)%
Total cost of revenue	378,941	631,913	(252,972)	(40)%
Gross profit	123,459	8,400	115,059	NM
Gain from sales of digital assets	3,893	44,298	(40,405)	(91)%
Impairment of digital assets	(4,406)	(231,315)	226,909	NM
Change in fair value of derivative instruments	(3,918)	—	—	NM
Impairment of goodwill and other intangibles	—	(1,059,265)	1,059,265	NM
Impairment of property, plant and equipment	—	(590,673)	590,673	NM
Losses on exchange or disposal of property, plant and equipment	(1,956)	(28,025)	26,069	NM
Operating expenses:
Research and development	7,184	26,962	(19,778)	(73)%
Sales and marketing	7,019	12,731	(5,712)	(45)%
General and administrative	93,908	213,280	(119,372)	(56)%
Total operating expenses	108,111	252,973	(144,862)	(57)%
Operating income (loss)	8,961	(2,109,553)	2,118,514	NM
Non-operating expenses, net:
(Gain) loss on debt extinguishment	(20,065)	287	(20,352)	NM
Interest expense, net	86,238	96,826	(10,588)	(11)%
Fair value adjustment on convertible notes	—	186,853	(186,853)	NM
Fair value adjustment on derivative warrant liabilities	—	(37,937)	37,937	NM
Reorganization items, net	191,122	(197,405)	388,527	NM
Other non-operating (income) expenses, net	(2,530)	5,232	(7,762)	(148)%
Total non-operating expense, net	254,765	53,856	200,909	373%
Loss before income taxes	(245,804)	(2,163,409)	1,917,605	NM
Income tax expense (benefit)	683	(17,091)	17,774	NM
Net loss	$(246,487)	$(2,146,318)	$1,899,831	NM
NM - Not Meaningful

Revenue

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Hosting revenue from customers	$102,005	$130,234	$(28,229)	(22)%
Hosting revenue from related parties	10,062	29,454	(19,392)	(66)%
Equipment sales to customers	—	11,391	(11,391)	NM
Equipment sales to related parties	—	71,438	(71,438)	NM
Digital asset mining revenue	390,333	397,796	(7,463)	(2)%
Total revenue	$502,400	$640,313	$(137,913)	(22)%
Percentage of total revenue:
Hosting revenue from customers	20%	20%
Hosting revenue from related parties	2%	5%
Equipment sales to customers	—%	2%
Equipment sales to related parties	—%	11%
Digital asset mining revenue	78%	62%
Total Revenue	100%	100%
Total revenue decreased by $137.9 million to $502.4 million for the year ended December 31, 2023, from $640.3 million for the year ended December 31, 2022, as a result of the factors described below.
Total hosting revenue from customers decreased by $28.2 million or 22%, to $102.0 million for the year ended December 31, 2023, from $130.2 million for the year ended December 31, 2022. The decrease in hosting revenue from customers was primarily driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates and the associated reduction in the total number of hosting miners in the fleet for the year ended December 31, 2023.
Total hosting revenue from related parties decreased by $19.4 million or 66%, to $10.1 million for the year ended December 31, 2023, from $29.5 million for the year ended December 31, 2022. The decrease in related party hosting contracts was primarily driven by the termination of hosting contracts during the fourth quarter of December 31, 2022, when the hosting contracts for 24 customers, (including two related-party customers) were terminated. The previously hosted ASIC servers were removed from our data center facilities and returned to the customers. The Company produced approximately 5,512 bitcoin for hosting customers in its data centers for the year ended December 31, 2023.
Equipment sales to customers decreased by $11.4 million or 100%, to nil for the year ended December 31, 2023, from $11.4 million for the year ended December 31, 2022. The decrease in equipment sales to customers was primarily driven by the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Equipment sales to related parties decreased by $71.4 million or 100%, to nil for the year ended December 31, 2023, from $71.4 million for the year ended December 31, 2022. The decrease in equipment sales to related parties was primarily driven the Company’s decision to exit the Equipment Sales business due to the increasing number of hosting customers purchasing mining equipment directly from manufacturers for deployments in our data centers during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Digital asset mining revenue decreased by $7.5 million or 2%, to $390.3 million for the year ended December 31, 2023, from $397.8 million for the year ended December 31, 2022. The year over year decrease in mining revenue was driven primarily by increased mining difficulty associated with the growth in the global Bitcoin network hash rate in fiscal year 2023 relative to fiscal year 2022, partially offset by the increase in the number of mining units deployed in our self-mining fleet. Our self-mining hash rate increased by 8%, to 16.9 EH/s for the year ended December 31, 2023, from 15.7 EH/s for the year ended December 31, 2022. The total number of bitcoins self-mined for the year ended December 31, 2023, was 13,762 compared to 14,436 for the year ended

December 31, 2022. The average price of bitcoin for the year ended December 31, 2023, was $28,859 as compared to $28,198 for the year ended December 31, 2022, an improvement of 2%.
Cost of revenue

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$378,941	$631,913	$(252,972)	(40)%
Gross profit	123,459	8,400	115,059	NM
Gross margin	25%	1%
Cost of revenue decreased by $253.0 million or 40%, to $378.9 million for the year ended December 31, 2023, from $631.9 million for the year ended December 31, 2022. As a percentage of total revenue, cost of revenue totaled 75% and 99% for the years ended December 31, 2023 and 2022, respectively. The decrease in cost of revenue was primarily attributable to $128.1 million of decreased depreciation expense driven by a late fiscal 2022 impairment adjustment to the depreciable base for the deployed self-mining units, $67.1 million of lower equipment sales costs due to the Company exiting the selling of equipment, $41.8 million of lower power costs, and lower stock-based compensation of $20.7 million as the prior year included accelerated vesting of awards and a decrease in equity awards granted for the current fiscal year.
Gain from sales of digital assets

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$3,893	$44,298	$(40,405)	(91)%
Percentage of total revenue	1%	7%
Gain from sales of digital assets decreased by $40.4 million to $3.9 million for the year ended December 31, 2023, from a gain of $44.3 million for the year ended December 31, 2022. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. For the year ended December 31, 2023, the carrying value of our digital assets sold was $400.8 million and the sales price was $404.7 million. For the year ended December 31, 2022, the carrying value of our digital assets sold was $400.1 million and the sales price was $444.4 million.
Impairment of digital assets

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$(4,406)	$(231,315)	$226,909	NM
Percentage of total revenue	(1)%	(36)%
Impairment of digital assets decreased by $226.9 million to $4.4 million for the year ended December 31, 2023, from $231.3 million for the year ended December 31, 2022, due primarily to the falling prices of digital assets during fiscal 2022. Impairment exists when the carrying amount exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $2.3 million and $0.7 million as of December 31, 2023 and December 31, 2022, respectively.
Change in fair value of derivative instruments

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of derivative instruments	$(3,918)	$—	$(3,918)	NM
Percentage of total revenue	(1)%	—%

Change in fair value of derivative instruments was $3.9 million for the year ended December 31, 2023 and was driven by the change in fair value of the derivative liability related to the energy forward purchase contract described in more detail in 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Impairment of goodwill and other intangibles

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of goodwill and other intangibles	$—	$(1,059,265)	$1,059,265	NM
Percentage of total revenue	—%	(165)%
Impairment of goodwill and other intangibles decreased by $1.06 billion for the year ended December 31, 2023, compared to the year ended December 31, 2022. We identified triggering events as of June 30, 2022, September 30, 2022, and December 31, 2022, due to declines in the market price of bitcoin, the market price of our common stock and our market capitalization and, as such, we performed the quantitative test to compare the fair value to the carrying value for each reporting unit. We concluded the carrying value of the Mining reporting unit and Equipment Sales and Hosting reporting unit exceeded each reporting unit’s fair value and, as such, recorded an impairment of goodwill of $996.5 million in our Mining reporting unit and $58.2 million in our Equipment Sales and Hosting reporting unit. In addition, as part of the restructuring activities during the second quarter of 2022, the Company determined that $4.5 million of software intangible assets would no longer be used. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
Impairment of property, plant and equipment

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Impairment of property, plant and equipment	$—	$(590,673)	$590,673	NM
Percentage of total revenue	—%	(92)%
Impairment of property, plant and equipment decreased by $590.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. During the second half of December 31, 2022, our operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global Bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for ASIC miners of the type used in our business operations have decreased significantly from previous levels, including prices for those miners acquired earlier in 2022. Accordingly, we evaluated whether the estimated future undiscounted cash flows from the operation of our data center facilities sites would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including our deployed mining equipment. Based on this evaluation, we determined that the carrying value of the fleet of deployed mining equipment and of the other non-mining equipment property, plant and equipment at the Cedarvale and Cottonwood, Texas facility sites may no longer be fully recoverable by the cash flows of the site. We measured the amount of impairment of the fleet of deployed mining equipment as the difference between their carrying amount of $690.4 million and the estimated fair value of $176.3 million, resulting in an impairment of $514.1 million on the fleet of deployed mining equipment for the year ended December 31, 2022. We measured the amount of impairment at the identified facility sites as the difference between the carrying amount of the site asset group of $211.6 million and the estimated fair value of the site asset group of $135.1 million, resulting in an impairment of the facility site’s property, plant and equipment of $76.5 million for the year ended December 31, 2022. See the discussion of long-lived asset impairments in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Losses on exchange or disposal of property, plant and equipment

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Losses on exchange or disposal of property, plant and equipment	$(1,956)	$(28,025)	$26,069	NM
Percentage of total revenue	—%	(4)%
Losses on exchange or disposal of property, plant and equipment decreased by $26.1 million to $2.0 million for the year ended December 31, 2023, from loss of $28.0 million for the year ended December 31, 2022. The decrease was due primarily to a noncash exchange of mining equipment during 2022.
Operating Expenses
Research and development

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Research and development	$7,184	$26,962	$(19,778)	(73)%
Percentage of total revenue	1%	4%
Research and development expenses decreased by $19.8 million or 73%, to $7.2 million for the year ended December 31, 2023, from $27.0 million for the year ended December 31, 2022. The decrease was driven by lower stock-based compensation of $20.8 million, as the prior year included accelerated vesting of awards and a decrease in equity awards granted during the year ended December 31, 2023, primarily offset by higher personnel and related expenses of $1.0 million.
Sales and marketing

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Sales and marketing	$7,019	$12,731	$(5,712)	(45)%
Percentage of total revenue	1%	2%
Sales and marketing expenses decreased by $5.7 million or 45%, to $7.0 million for the year ended December 31, 2023, from $12.7 million for the year ended December 31, 2022. The decrease was primarily driven by lower stock-based compensation of $4.5 million, as the prior year included accelerated vesting of awards and a decrease in equity awards granted for the current fiscal year, $0.8 million of lower advertising and marketing expenses and $0.4 million lower personnel and related expenses.

General and administrative

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
General and administrative	$93,908	$213,280	$(119,372)	(56)%
Percentage of total revenue	19%	33%
General and administrative expenses decreased by $119.4 million to $93.9 million for the year ended December 31, 2023, from $213.3 million for the year ended December 31, 2022. The decrease was primarily driven by lower stock-based compensation of $77.9 million, as the prior year included accelerated vesting of awards and a decrease in equity awards granted during the current fiscal year, $14.1 million of lower professional fees primarily related to investments made to support public company readiness, $10.0 million of lower advisor fees in the prior year, $9.0 million decrease in bad debt expense, $3.2 million of lower payroll and benefit costs associated with lower headcount, $2.6 million lower employee related expenses such as travel and software, and $1.3 million decrease in rent expense, partially offset by higher corporate taxes of $1.0 million.
Non-operating expenses, net

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Non-operating expenses, net:	(in thousands, except percentages)
(Gain) loss on debt extinguishment	$(20,065)	$287	$(20,352)	NM
Interest expense, net	86,238	96,826	(10,588)	(11)%
Fair value adjustment on convertible notes	—	186,853	(186,853)	NM
Fair value adjustment on derivative warrant liabilities	—	(37,937)	37,937	NM
Reorganization items, net	191,122	(197,405)	388,527	NM
Other non-operating (income) expenses, net	(2,530)	5,232	(7,762)	(148)%
Total non-operating expense, net	$254,765	$53,856	$200,909	373%
Total non-operating expenses, net increased by $200.9 million, to $254.8 million for the year ended December 31, 2023, from $53.9 million for the year ended December 31, 2022. The increase in non-operating expenses, net was primarily driven by a $388.5 million increase in Reorganization items, net related to DIP financing fees and bankruptcy advisor fees post-petition during the year ended December 31, 2023, changes in fair value of derivative warrant liabilities of $37.9 million, partially offset by a fair value adjustment on the convertible notes of $186.9 million (excluding interest expense and changes in instrument-specific credit risk) for the year ended December 31, 2022, compared to no adjustment for the year ended December 31, 2023, a $20.4 million gain on extinguishment of debt primarily related to the settlement of the NYDIG Loan for the year ended December 31, 2023, and a $10.6 million decrease in Interest expense, net as a result of suspension of interest during the Chapter 11 Cases,.
Income tax expense (benefit)

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense (benefit)	$683	$(17,091)	$17,774	NM
Percentage of total revenue	—%	(3)%
Income tax expense (benefit) consists of U.S. federal, state and local income taxes. For the year ended December 31, 2023, our income tax expense was $0.7 million. For the year ended December 31, 2022, our income tax benefit was $17.1 million. The $17.8 million increase in the provision for income taxes for the year ended December 31, 2023, compared to same period in 2022, was primarily due to a reduction in our US federal deferred tax liability. The Company's effective tax rate for the year ended December 31, 2023, was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized. We evaluate our ability to recognize our deferred tax assets quarterly by considering all positive and negative evidence available as proscribed by the FASB under its general principles of ASC 740, Income Taxes. See Note 13 — Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
Hosting Segment[1]	(in thousands, except percentages)
Revenue:
Hosting revenue	$112,067	$159,688	$(47,621)	(30)%
Equipment sales	—	82,829	(82,829)	NM
Total revenue	112,067	242,517	(130,450)	(54)%
Cost of revenue:
Cost of hosting services	87,245	169,717	(82,472)	(49)%
Cost of equipment sales	—	67,114	(67,114)	(100)%
Total cost of revenue	$87,245	$236,831	$(149,586)	(63)%
Gross profit	$24,822	$5,686	$19,136	NM
Gross margin[2]	22%	2%
Mining Segment
Digital asset mining revenue	$390,333	$397,796	$(7,463)	(2)%
Total revenue	390,333	397,796	(7,463)	(2)%
Cost of revenue	291,696	395,082	(103,386)	(26)%
Gross profit	$98,637	$2,714	$95,923	NM
Gross margin[2]	25%	1%
Consolidated total revenue	$502,400	$640,313	$(137,913)	(22)%
Consolidated cost of revenue	$378,941	$631,913	$(252,972)	(40)%
Consolidated gross profit	$123,459	$8,400	$115,059	NM
1 During the year ended December 31. 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”.
2 Gross margin is calculated as gross profit as a percentage of total revenue.
For the year ended December 31, 2023, cost of revenue included depreciation expense of $6.9 million for the Hosting segment and $88.5 million for the Mining segment. For the year ended December 31, 2022, cost of revenue included depreciation expense of $12.1 million for the Equipment Sales and Hosting segment and $214.8 million for the Mining segment.
For the years ended December 31, 2023 and 2022, the top three customers accounted for approximately 72% and 57%, respectively, of the Hosting’s segment total revenue.
For the year ended December 31, 2023, gross profit in the Hosting segment increased $19.1 million compared to the year ended December 31, 2022, reflecting a Hosting segment gross margin of 22% for the year ended December 31, 2023, compared to 2% for the year ended December 31, 2022. The increase in Hosting segment gross profit for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease in stock-based compensation expense as a percentage of revenues as prior year included accelerated vesting of awards. The increase in the Hosting segment gross profit was partially offset by a decrease in hosting revenue driven by the termination of contracts for several customers in the portfolio at less profitable hosting rates.
For the year ended December 31, 2023, gross profit in the Mining segment increased $95.9 million compared to the year ended December 31, 2022, due to a higher Mining segment gross margin of 25% for the year ended December 31, 2023, compared to 1% for the year ended December 31, 2022. The increase in the Mining segment gross profit was primarily due to a decrease in depreciation as a percentage of segment revenues, which was driven by an impairment adjustment to the depreciable base for the deployed self-mining units, a decrease in stock-based compensation expense as a percentage of revenues as prior year included accelerated vesting of awards, and an improvement in our self-mining hash rate, which was 16.9 EH/s for the year ended December 31, 2023, compared to 15.7 EH/s for the year ended December 31, 2022. This increase in the Mining segment gross profit margin is partially offset by a 2% improvement in the average price of bitcoin and by higher power costs.
Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations, including sales of self-mined bitcoin and other digital assets. Subsequent to filing Chapter 11, our primary sources of cash are cash flows from operations, cash on hand and proceeds from the Original DIP Facility and the Replacement DIP Facility. See below for discussion of cash flows from operating activities and cash and cash equivalents. At December 31, 2023, we had unrestricted cash on hand of $50.4 million and $35.0 million of undrawn borrowing capacity under the Replacement DIP Facility. In January 2024, the Replacement DIP Facility was repaid in full and terminated on the Effective Date of the Company’s Plan of Reorganization. On the Effective Date, we entered into a new $80.0 million credit and guaranty agreement (the “Exit Credit Agreement”), and currently have $20.0 million of undrawn borrowing capacity under that facility.
For a discussion of Chapter 11 and Other Related Matters, refer to “Recent Developments — Chapter 11 and Other Related Matters” above for more information on the Chapter 11 Cases and the effect on our liquidity.
Operating and Capital Resources
Historically, a substantial portion of our liquidity needs arose from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our previous level of capital expenditures have been reduced since filing Chapter 11 and we expect them to remain at a reduced level following our emergence from Chapter 11.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2023, that our operating cash flows, existing cash balances, and access to the Replacement DIP Facility and Exit Credit Agreement will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under the Plan of Reorganization. We believe that our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, Cash Equivalents, Restricted Cash, and Cash Flow Activities
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$50,409	$15,884	$34,525	217%
Restricted cash	19,300	36,356	(17,056)	NM
Total cash, cash equivalents and restricted cash	$69,709	$52,240	$17,469	33%
As of December 31, 2023 and 2022, restricted cash of $19.3 million and $36.4 million, respectively, consisted of cash held in escrow under the Original DIP Credit Agreement and to pay for construction and development activities.

The following table summarizes our cash and cash equivalents, restricted cash and cash flows for the periods indicated.

	December 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash	$69,709	$52,240
Cash provided by (used in)
Operating activities	65,114	205,187
Investing activities	(2,996)	(590,778)
Financing activities	(44,649)	306,153
Cash, cash equivalents and restricted cash – beg. of period	52,240	131,678
Cash, cash equivalents and restricted cash – end of period	$69,709	$52,240
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
Net cash provided by operating activities was $65.1 million for the year ended December 31, 2023, compared to $205.2 million for the year ended December 31, 2022. The decrease in net cash provided by operating activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease in net loss of $1.90 billion, a decrease in intangible impairments of $1.65 billion, a decrease in fair value adjustments on convertible notes of $186.9 million, and a decrease in stock-based compensation of $124.0 million.
Investing Activities
Our net cash used in investing activities consists of purchases of property, plant and equipment, deposits for self-mining equipment, proceeds from the sale of intangible assets, and investments in internally developed software. Net cash used in investing activities for the years ended December 31, 2023 and 2022, was $3.0 million and $590.8 million, respectively. The change over prior year was driven primarily by $367.8 million decrease in purchases of property, plant and equipment and to a $217.7 million decrease in deposits for self-mining equipment.
Financing Activities
Net cash used in financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
In connection with the filing of the Chapter 11 Cases, the Company recorded approximately $2.5 million in financing costs related to the issuance of the Original DIP Facility for the year ended December 31, 2022.
For the year ended December 31, 2023, net cash used in financing activities was $44.6 million, primarily related to $41.0 million of principal payments on debt and $3.7 million of principal repayments of finance leases.
For the year ended December 31, 2022, net cash provided by financing activities was $306.2 million, primarily related to $261.3 million from the issuance of debt, driven by equipment financing arrangements and $25.0 million of proceeds from the issuance of common stock, net of issuance costs (including $201.0 million in net cash proceeds received from the merger with XPDI after payment of transaction expenses, $21.3 million in cash proceeds received for shares issued under the Equity Line of Credit (as defined in Note 12 — Stockholders' (Deficit) Equity in Item 8 of Part II of this Annual Report on Form 10-K), and $3.8 million in cash proceeds received for employee stock option exercises). Offsetting this increase to net cash provided by financing activities for the year ended December 31, 2022, was $113.3 million of principal payments on debt, $31.6 million for the repurchase of common shares to pay employee withholding taxes and $30.3 million of principal repayments of finance leases.

Future Commitments and Contractual Obligations
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued. As of December 31, 2023 and 2022, there were no loss contingency accruals for legal matters.
Commitments
Purchase Commitments
In September 2023, the Company entered into a purchase agreement to acquire S19 XP miners with a combined exahash of 4.08 or 28,400 miners from Bitmain for approximately $77.1 million, of which $4.1 million was paid as of December 31, 2023. As of the reporting date of this Annual Report on Form 10-K, we have completed payment on all new bitcoin miners ordered for 2024. As of December 31, 2023, the Company had received approximately 22,700 miners. The remaining miners were received in January 2024.
In October 2023, the Company entered into a purchase agreement to acquire S21 miners with a combined exahash of 2.52 or approximately 12,900 miners from Bitmain for approximately $50.4 million, of which $2.4 million was paid as a deposit as of December 31, 2023, and included in other current assets on the Company's consolidated balance sheets. Delivery of the miners is expected between the first and second quarters of 2024.
Leases
Our lease portfolio primarily consists of offices, data facilities, mining and networking equipment, electrical infrastructure and office equipment. For additional information, see Note 9 — Leases in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Notes Payable
We have long-term debt with varying maturities dates through 2027. For additional information, see Note 7 — Notes Payable in the notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Other Events
Chapter 11 and Other Related Matters
For a discussion of Chapter 11 and Other Related Matters, refer to “Recent Developments — Chapter 11 and Other Related Matters” above for more information on the Chapter 11 Cases and the effect on our liquidity.
Related Party Transactions
We had agreements to provide hosting services to various entities that are managed and invested in by individuals who were directors and executives of Core Scientific. For the years ended December 31, 2023 and 2022, we recognized hosting revenue of $10.1 million and $29.5 million, respectively, from the contracts with these entities. In addition, for the years ended December 31, 2023 and December 31, 2022, we recognized equipment sales revenue of nil and $71.4 million, respectively, from these entities. Receivables from these entities were nil as of December 31, 2023 and a nominal amount as of December 31, 2022.
Core Scientific reimburses certain of its officers and directors for use of a personal aircraft for flights taken on Company business. For the years ended December 31, 2023 and 2022, we incurred reimbursements of nil and $1.9 million, respectively. As of December 31, 2023, nil was payable, and as of December 31, 2022, $0.2 million was payable.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue are denominated in U.S. dollars.

Critical Accounting Estimates
The critical accounting estimates, assumptions, judgments and the related policies that we believe have the most significant impact on our consolidated financial statements are described below.
Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. The determination of how liabilities will ultimately be settled or treated is determined by the confirmed Chapter 11 plan of reorganization when it becomes effective. Accordingly, the ultimate amount of such claims is not determinable until such time as the Bankruptcy Court determines their allowed amount. Pre-petition liabilities that are subject to compromise are reported at the amounts management expects to become allowed by the Bankruptcy Court, even if they may be settled for different amounts upon confirmation. The amounts currently classified as Liabilities subject to compromise are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.
Revenue From Contracts With Customers - Digital Asset Mining Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue Recognition (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the Company satisfies a performance obligation
In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration
•Constraining estimates of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration
•Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.
The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.
Application of the five-step model to the Company’s mining operations
One of the Company’s ongoing major or central operations is to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant. The Company considers the third-party mining pool operators to be its customers under Topic 606. Contract inception and our enforceable right to consideration begins when we commence providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.
The Company is entitled to non-cash compensation based on the Full-Pay-Per-Share (“FPPS”) model of the mining pool it is a participant in. FPPS pools pay block rewards and transaction fees, less mining pool fees and the participants are entitled to non-cash consideration even if a block is not successfully validated by the mining pool operator. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that we are entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:
•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that we provided to the pool operator as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same daily period.
•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the 24-hour period as a percent of total block rewards the Bitcoin Network actually generated during the same 24-hour period, multiplied by the block rewards we earned for the same 24-hour period noted above.
• The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning mid-night UTC daily.
The above non-cash consideration is variable, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.
The Company measures the non-cash consideration based on the volume weighted average spot rates of aggregated exchanges over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception using the Company’s primary bitcoin pricing source system. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.
Direct expenses associated with providing hash calculation services to a third-party operated mining pool are recorded as cost of revenues. Depreciation and amortization expenses on fixed and right-of-use assets, including digital asset mining equipment, used to provide the services are also recorded as a component of cost of revenues.

Equipment Sales (Applicable to years ended December 31, 2022 and 2021)
We entered contracts with more than one performance obligation. For example, we entered into contacts that include both hosting services and sales of computer equipment to those same customers, for which revenue is recognized at the point in time when control of the equipment is transferred to the customer (typically at the start of the contract period). For these contracts, revenue was recognized based on the relative standalone selling price of each performance obligation in the contract.
The Company recognized revenue from sales of computer equipment to customers at the point in time when control of the equipment is transferred to the customer, which generally occurred upon deployment of the equipment. Customers made a series of deposits on equipment purchases with the final payment typically being due at least one month prior to deployment. Self-mining computer equipment that was subsequently sold to customers was recognized as Equipment Sales to Customers in the Company’s Consolidated Statements of Operations. Due to the change to Bitmain worldwide sale strategy, we do not expect to enter equipment sales contracts in the future or to have any equipment sales revenue after December 31, 2022.
Stock-Based Compensation
The Black-Scholes assumptions used in evaluating our awards are as follows:

	Year Ended December 31,
	2023 (1)	2022
Dividend yield	0.00%	0.00%
Expected volatility	—%	72.29%
Risk-free interest rate	—%	1.82%
Expected life (years)	0	7.00
(1) No stock options were granted during the year ended December 31, 2023.
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
Common Stock Valuations
In valuing the fair value of our common stock prior to the Business Combination, we used the most observable inputs available. We used the market approach, which estimates the value of our business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to our expected financial results.
When observable inputs were not available, we used the income approach. This approach typically projects cash flows for the forecast period and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values were then discounted using an appropriate discount rate. Projections of cash flows were based on management’s earnings forecasts.
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
Long-Lived Assets
We test long-lived assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Long-lived assets include intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. We did not have any impairments in our long-lived assets for the year ended December 31, 2023. For the year ended December 31, 2022, we recorded a $4.5 million impairment of other intangibles and a $590.7 million impairment of property, plant and equipment.
Digital Assets
Our digital assets, e.g., bitcoin, are accounted for as intangible assets with indefinite useful lives. We initially recognize digital currency assets that are earned as digital asset mining revenue based on the fair value of the digital assets using prices in connection with the Company’s revenue recognition policy. Digital asset disposals are on a first-in-first-out (“FIFO”) basis. Impairment is measured using quoted prices of the digital asset obtained from the Company’s primary market at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a continuous basis. The Company deems the price of digital assets to be a Level 1 input under the ASC 820, Fair Value
Measurement hierarchy as these are based on observable quoted prices in the Company’s primary market for identical assets. To the extent an impairment loss is recognized, the loss establishes a new carrying value of the digital asset lot. Subsequent reversal of impairment losses is not permitted. Digital assets are classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its digital assets to fund operations when necessary.
For the years ended December 31, 2023 and 2022, the Company recognized net gains of $3.9 million and $44.3 million, respectively, on sales of digital assets. Purchases and sales of digital assets by the Company and digital assets awarded to the Company are included within Cash flows from operating activities on the Consolidated Statements of Cash Flows. Any realized gains or losses from sales of bitcoin are included in Operating income (loss) on the Consolidated Statements of Operations. The Company accounts for its gains or losses by lot on a FIFO basis.
Foreign Currency and Exchange Risk
Substantially all revenue and operating expenses are denominated in U.S. dollars.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (1) the last day of the fiscal year (a) following February 12, 2026, the fifth anniversary of the date of the first sale of common equity securities of the Company in a registered offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates meets or exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report on Form 10-K, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Annual Report on Form 10-K.

Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of December 31, 2023, we held 54.6 bitcoin, with a carrying value of $2.3 million, all of which were produced from our bitcoin mining operations.
Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. Subsequent reversal of impairment losses is not permitted.
We cannot predict the future market price of bitcoin and, as such, we cannot predict future changes in the carrying value of our bitcoin assets based on future market prices. The future value of bitcoin will affect the amount of revenue recognized from our operations, and any changes in the future value of bitcoin while we hold it in our account would also be reported in our net income (or loss), either of which could have a material adverse effect on the market price for our securities.
Bitcoin prices for fiscal 2023 ranged from a low of $16,625 to a high of $44,167, with an average price of $28,859. A hypothetical 10% increase or decrease in the price of bitcoin produced during the year ended December 31, 2023, would have increased or decreased net loss by approximately $38.9 million.
Commodity Price Risk
Commodity price risks result from exposures to changes in spot prices, forward prices, volatilities, and correlations between various commodities, such as electricity and emissions credits. The Company manages the commodity price risk of its merchant generation operations by entering into derivative instruments to manage the variability in future cash flows from forecasted energy purchases. Management considers energy prices, weather forecasts, forecasted energy purchases, and other factors when determining the extent of its risk management strategy over commodity price risk.
A hypothetical 10% change in commodity prices would have resulted in an immaterial change in the fair value of our commodity-based derivatives as of December 31, 2023 and 2022.
For more information, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(1)(a) herein, are incorporated by reference into this Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
To the Stockholders and Board of Directors of
Core Scientific, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Core Scientific, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in contingently redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Subsequent Event

As discussed in Note 1 to the consolidated financial statements, the Company and certain of its affiliates (collectively the “Debtors”) filed voluntary petitions on December 21, 2022 with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) for relief under the provisions of Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court confirmed the Debtors Plan of Reorganization on January 16, 2024 and the Debtors emerged from Bankruptcy on January 23, 2024. The Plan of Reorganization is discussed in Note 17 to the consolidated financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 12, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Scientific, Inc.
Opinion on the Financial Statements
We have audited the consolidated statement of operations, comprehensive income (loss), changes in contingently redeemable convertible preferred stock and stockholder’s equity, and cash flows of Core Scientific, Inc. and subsidiaries (Debtor-in-Possession) (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2018 to 2022.
Seattle, Washington
March 31, 2022
except for the impact of the SPAC recapitalization as described in Note 4, Merger Agreement as to which the date is April 3, 2023

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$50,409	$15,884
Restricted cash	19,300	36,356
Accounts receivable, net of allowance of $— and $8,724, respectively	1,001	234
Accounts receivable from related parties	—	23
Digital assets	2,284	724
Prepaid expenses and other current assets	24,022	31,881
Total Current Assets	97,016	85,102
Property, plant and equipment, net	585,431	691,134
Operating lease right-of-use assets	7,844	20,430
Intangible assets, net	2,247	1,704
Other noncurrent assets	19,618	9,316
Total Assets	$712,156	$807,686
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$154,751	$53,641
Accrued expenses and other current liabilities	179,636	17,952
Operating lease liabilities, current portion	77	769
Deferred revenue	9,830	77,689
Deferred revenue from related parties	—	496
Finance lease liabilities, current portion	19,771	—
Notes payable, current portion	124,358	36,242
Total Current Liabilities	488,423	186,789
Finance lease liabilities, net of current portion	35,745	—
Operating lease liabilities, net of current portion	1,512	720
Notes payable, net of current portion	684,082	—
Other noncurrent liabilities	—	2,210
Total liabilities not subject to compromise	1,209,762	189,719
Liabilities subject to compromise	99,335	1,027,313
Total Liabilities	1,309,097	1,217,032
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Common stock; $0.00001 par value; 10,000,000 and 10,000,000 shares authorized at December 31, 2023 and 2022, respectively; 386,883 and 375,225 shares issued and outstanding at December 31, 2023 and 2022, respectively	36	36
Additional paid-in capital	1,823,260	1,764,368
Accumulated deficit	(2,420,237)	(2,173,750)
Total Stockholders’ Deficit	(596,941)	(409,346)
Total Liabilities and Stockholders’ Deficit	$712,156	$807,686

See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Hosting revenue from customers	$102,005	$130,234	$62,350
Hosting revenue from related parties	10,062	29,454	16,973
Equipment sales to customers	—	11,391	138,376
Equipment sales to related parties	—	71,438	109,859
Digital asset mining revenue	390,333	397,796	216,925
Total revenue	502,400	640,313	544,483
Cost of revenue:
Cost of hosting services	87,245	169,717	77,678
Cost of equipment sales	—	67,114	177,785
Cost of digital asset mining	291,696	395,082	50,158
Total cost of revenue	378,941	631,913	305,621
Gross profit	123,459	8,400	238,862
Loss on legal settlement	—	—	(2,636)
Gain from sales of digital assets	3,893	44,298	4,814
Impairment of digital assets	(4,406)	(231,315)	(37,206)
Change in fair value of derivative instruments	(3,918)	—	—
Impairment of goodwill and other intangibles	—	(1,059,265)	—
Impairment of property, plant and equipment	—	(590,673)	—
Losses on exchange or disposal of property, plant and equipment	(1,956)	(28,025)	(118)
Operating expenses:
Research and development	7,184	26,962	7,674
Sales and marketing	7,019	12,731	4,062
General and administrative	93,908	213,280	60,486
Total operating expenses	108,111	252,973	72,222
Operating income (loss)	8,961	(2,109,553)	131,494
Non-operating expenses, net:
(Gain) loss on debt extinguishment	(20,065)	287	8,016
Interest expense, net	86,238	96,826	44,354
Fair value adjustment on convertible notes	—	186,853	16,047
Fair value adjustment on derivative warrant liabilities	—	(37,937)	—
Reorganization items, net	191,122	(197,405)	—
Other non-operating (income) expenses, net	(2,530)	5,232	2
Total non-operating expense, net	254,765	53,856	68,419
(Loss) income before income taxes	(245,804)	(2,163,409)	63,075
Income tax expense (benefit)	683	(17,091)	15,763
Net (loss) income	(246,487)	(2,146,318)	47,312
Net (loss) income per share (Note 14):
Basic	$(0.65)	$(6.30)	$0.23
Diluted	$(0.65)	$(6.30)	$0.20
Weighted average shares outstanding:
Basic	379,863	340,647	207,263
Diluted	379,863	340,647	233,305

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(246,487)	$(2,146,318)	$47,312
Other comprehensive income (loss), net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— , $— and $—	—	83,579	(10,966)
Release to Reorganization items, net of accumulated fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $— and $—	—	(72,613)	—
Total other comprehensive income (loss), net of income taxes	—	10,966	(10,966)
Comprehensive (loss) income	$(246,487)	$(2,135,352)	$36,346
See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	10,826	$44,476	157,786	$16	$163,952	$(74,744)	$—	$89,224
Net income	—	—	—	—	—	47,312	—	47,312
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(10,966)	(10,966)
Stock-based compensation	—	—	40	—	38,937	—	—	38,937
Exercise of stock options	—	—	14	—	7	—	—	7
Issuances of common stock - business combination	—	—	113,456	11	1,173,753	—	—	1,173,764
Issuances of common stock - legal settlements	—	—	240	—	2,436	—	—	2,436
Exercise of warrants and stock options	—	—	40	—	496	—	—	496
Balance at December 31, 2021	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(2,146,318)	—	(2,146,318)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	10,966	10,966
Stock-based compensation	—	—	—	—	182,894	—	—	182,894
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	43,762	4	(31,650)	—	—	(31,646)
Restricted stock awards forfeited	—	—	(2,456)	—	—	—	—	—
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	13,355	1	21,200	—	—	21,201
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at December 31, 2022	$—	$—	375,225	$36	$1,764,368	$(2,173,750)	$—	$(409,346)
Net loss	—	—	—	—	—	(246,487)	—	(246,487)
Stock-based compensation	—	—	—	—	58,892	—	—	58,892
Exercise of stock options	—	—	3	—	—	—	—	—
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	12,046	—	—	—	—	—
Restricted stock awards forfeited	—	—	(391)	—	—	—	—	—
Balance at December 31, 2023	—	$—	386,883	$36	$1,823,260	$(2,420,237)	$—	$(596,941)
See accompanying notes to consolidated financial statements.

Core Scientific, Inc. (Debtor-in-Possession)
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from Operating Activities:
Net loss	$(246,487)	$(2,146,318)	$47,312
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96,003	225,259	33,362
Amortization of operating lease right-of-use assets	442	834	—
Stock-based compensation	58,892	182,894	38,937
Digital asset mining income	(390,333)	(397,796)	(216,925)
Deferred income taxes	—	(18,521)	9,528
Loss on legal settlements	—	—	2,636
Gain on sale of intangible assets	—	(5,904)	—
Gain (loss) on debt extinguishment	(20,065)	287	8,016
Gain (loss) on issuance of notes payable through settlements	8,515	—	—
Fair value adjustment on derivative warrant liabilities	—	(37,937)	—
Fair value adjustment on convertible notes	—	186,853	31,217
Fair value adjustment on other liabilities	—	9,498	—
Equity line of credit expenses	—	1,668	—
Amortization of debt discount and debt issuance costs	752	7,135	1,374
Losses on disposals of property, plant and equipment	1,956	28,025	118
Impairment of digital assets	4,406	231,315	37,206
Impairment of goodwill, other intangibles and property, plant and equipment	—	1,649,938	—
Allowance for doubtful accounts	—	9,004	—
Reorganization	—	(199,707)	—
Changes in working capital components:
Accounts receivable, net	(767)	(7,856)	(7,421)
Accounts receivable from related parties	23	277	16
Digital assets	384,366	400,055	24,011
Deposits for equipment for sales to customers	(2,403)	50,174	(244,399)
Prepaid expenses and other current assets	(18,351)	51,818	(34,076)
Accounts payable	118,596	26,713	(21,991)
Accrued expenses and other current liabilities	130,382	17,229	56,200
Deferred revenue	(47,807)	16,483	184,340
Deferred revenue from related parties	—	(72,449)	—
Other noncurrent assets and liabilities, net	(13,006)	(3,784)	(6,196)
Net cash provided by (used in) operating activities	65,114	205,187	(56,735)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(16,161)	(383,980)	—
Proceeds from sale of Cedarvale	13,998	—	—
Cash paid in acquisitions	—	—	(365,210)
Deposits (credits) for self-mining equipment	—	(217,677)	704
Proceeds from sales of coupons	—	10,850	(59,275)
Investments in internally developed software	(833)	—	—
Other	—	29	(59)
Net cash used in investing activities	(2,996)	(590,778)	(423,840)
Cash flows from Financing Activities:
Proceeds from exercise of stock options and warrants	—	25,049	513
Proceeds from the XPDI merger, net of transaction costs	—	195,010	—
Proceeds from debt, net of issuance costs	—	261,349	670,750
Repurchase of common shares to pay employee withholding taxes	—	(31,646)	—
Principal repayments of finance leases	(3,658)	(30,319)	(7,768)
Payment for transaction costs	—	—	(10,682)
Principal payments on debt	(40,991)	(113,290)	(49,281)
Net cash (used in) provided by financing activities	(44,649)	306,153	603,532
(Decrease) increase in cash, cash equivalents, and restricted cash	17,469	(79,438)	122,957
Cash, cash equivalents and restricted cash—beginning of period	52,240	131,678	8,721

Cash, cash equivalents and restricted cash—end of period	$69,709	$52,240	$131,678
Supplemental disclosure of other cash flow information:
Cash paid for interest	$4,708	$86,010	$38,180
Income tax payments	$(370)	$5,756	$9,619
Cash paid for reorganization items, net	$86,539	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment obtained in exchange transaction	$—	$62,338	$—
Noncash consideration paid for acquisitions	$—	$—	$1,138,838
Change in accrued capital expenditures	$2,731	$69,286	$9,002
Increase in notes payable for acquisition of property, plant and equipment	$—	$—	$—
Decrease in notes payable in exchange for equipment	$(38,610)	$—	$6,842
Cashless exercise of warrants	$—	$3,001	$—
Property, plant and equipment acquired under finance leases	$—	$—	$93,956
Payment-in-kind interest	$—	$31,382	$7,274
Decrease in equipment related to debt extinguishment	$17,849	$—	$—
Property, plant and equipment disposed of through settlements	$6,301	$—	$—
Purchase of insurance policies financed by short-term note payable	$5,011	$—	$—
Issuance of notes payable through settlements	$38,547	$—	$—

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$50,409	$15,884	$117,871
Restricted cash	19,300	36,356	13,807
Total cash, cash equivalents and restricted cash	$69,709	$52,240	$131,678

Certain prior year amounts have been reclassified for consistency with the current year presentation. See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
MineCo Holdings, Inc. was incorporated on December 13, 2017, in the State of Delaware and changed its name to Core Scientific, Inc. (“Legacy Core”) pursuant to an amendment to its Certificate of Incorporation dated June 12, 2018. On August 17, 2020, Legacy Core engaged in a holdco restructuring to facilitate a borrowing arrangement by Legacy Core pursuant to which Legacy Core was merged with and into a wholly owned subsidiary of Core Scientific Holding Co. and became a wholly owned subsidiary of Core Scientific Holding Co. and the stockholders of Legacy Core became the stockholders of Core Scientific Holding Co. In July 2021, Core Scientific Holding Co. completed the acquisition of Blockcap, Inc. (“Blockcap”). Prior to its acquisition, Blockcap was one of Legacy Core’s largest hosting customers. On January 19, 2022, following the approval at the special meeting of the stockholders of Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), Core Scientific Holding Co. merged with XPDI, and XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”), consummated the transactions contemplated under the merger agreement. In connection with the closing of that merger (the “Business Combination”), XPDI changed its name from Power & Digital Infrastructure Acquisition Corp. to Core Scientific, Inc. (“Core Scientific” or the “Company”).
Core Scientific is an operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of blockchain infrastructure, software solutions and services. The Company currently focuses primarily on digital asset mining. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and provide hosting services for large customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).

Our hosting business provides a full suite of services to digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary to operate, maintain and efficiently mine digital assets.

We operate in two segments: “Mining,” consisting of digital asset mining for our own account, and “Hosting,” consisting of our blockchain infrastructure and third-party hosting business. During 2022 and 2021, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales.”

Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and entering into strategic, revenue-enhancing hosting opportunities with third parties. We intend to develop the infrastructure necessary to support business growth and profitability and capture adjacent opportunities that leverage our mining infrastructure, expertise and capabilities.
Chapter 11 Filing and Emergence from Bankruptcy
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors have filed various “first day” motions with the Bankruptcy Court requesting customary relief, which were generally approved by the Bankruptcy Court on December 22, 2022, that have enabled the Company to operate in the ordinary course while under Chapter 11 protection. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Other Related Matters.
On January 15, 2024, the Debtors filed the Fourth Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (with Technical Modifications) (the “Plan of Reorganization”) with the Bankruptcy Court. On January 16, 2024, the Bankruptcy Court entered an order (the “Confirmation Order”) among other things, confirming the Plan of Reorganization. On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Debtor-in Possession
As of December 31, 2023, we were debtors-in-possession under the Bankruptcy Code. As such, we were authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. For detailed discussion about the Chapter 11 Cases and our emergence from bankruptcy, refer to Note 3 — Chapter 11 Filing and Other Related Matters and Note 17 — Subsequent Events.

Liquidity and Financial Condition

For the year ended December 31, 2023, the Company generated a net loss of $246.5 million. The Company had unrestricted cash and cash equivalents of $50.4 million as of December 31, 2023. The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and from operations through contracts with customers. As of December 31, 2023, the Company had a working capital deficit of $391.4 million and a total stockholders’ deficit of $596.9 million. The Company’s status in bankruptcy along with its historical financial performance resulted in the Company previously concluding and disclosing that there was substantial doubt regarding its ability to continue as a going concern.
The Plan of Reorganization at the Effective Date (i) eliminated substantial debt and debt service, (ii) established new debt in the form of a secured credit agreement, publicly traded notes and convertible notes, and debt to equipment lenders secured by mining machines, and (iii) new publicly traded equity and warrants. The settlement of accrued and payable claims through new debt and equity issuance and the extension of debt service to future periods on the Effective Date substantially eliminates the reported working capital deficit at December 31, 2023. When combined with the additional liquidity of the available delayed-draw term loan and the expected cash flows from operations, management has concluded that the Company’s capital, liquidity and cash flow from operations is sufficient to fund its operations and debt service obligations for at least the next 12 months and that its previous conclusion regarding substantial doubt has been alleviated. For detailed discussion about our emergence from bankruptcy, refer to Note 17 — Subsequent Events.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate the Company’s ability to continue as a going concern, the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Business Combination, the valuation of digital assets, goodwill, other intangible assets and property, plant and equipment, the fair value of convertible debt, derivative warrants, acquisition purchase price accounting, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of December 31, 2023, cash equivalents included $42.2 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow under the Original DIP Credit Agreement and in escrow to pay for construction and development activities.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable balance consists of amounts due from its hosting customers. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectible accounts under the current expected

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2023 and 2022, the Company did not record any credit losses or recoveries.

The Company’s allowance for doubtful accounts was nil and $8.7 million as of December 31, 2023 and 2022, respectively.
Valuation of Common Stock
Upon completion of the Business Combination (as discussed in Note 4 — Business Combinations, Acquisitions and Restructuring) in fiscal 2022, the Company determined the fair value of New Core Common Stock (as defined below) using the most observable inputs available, including quoted prices of XPDI Class A Common Stock and sales of the Company’s Series A and Series B Contingently Redeemable Convertible Preferred Stock. The Company also used the market approach, which estimated the value of the Company’s business by applying valuation multiples derived from the observed valuation multiples of comparable public companies to the Company’s expected financial results. The Company retained the services of certified valuation specialists to assist with the valuation of the Company’s common stock. Certain inputs for the New Core Common Stock fair value were unobservable and significant to the resulting fair value measurement, resulting in Level 3 instrument classification.
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
Digital Assets
The Company has sold or held its digital assets as dictated by liquidity and funding needs. Currently the Company is required by covenant to sell bitcoin it receives as consideration shortly after receipt. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities.
The Company’s digital assets are accounted for as intangible assets with indefinite useful lives. Digital assets that are received as digital asset mining revenue are initially measured at fair value as discussed below in Digital Asset Mining Revenue. Digital assets that are purchased in an exchange of one digital asset for another digital asset are recognized at the fair value of the asset surrendered. As indefinite lived intangible assets digital assets are not amortized but are evaluated and assessed for impairment on at least an annual basis and more frequently in the interim when indicators of impairment exist. Impairment is indicated and recognized when the carrying amount of the digital asset lot exceeds its fair value. Impairment is measured using quoted prices of the digital asset at the time its fair value is being assessed. Quoted prices, including intraday low prices, are collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss is recognized, the loss establishes the new cost basis of the digital asset. For the years ended December 31, 2023, 2022 and 2021, the Company recognized impairments of digital assets of $4.4 million, $231.3 million, and $37.2 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized net gains of $3.9 million, $44.3 million, and $4.8 million respectively, on sales of digital assets.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Activity related to our digital asset balances for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Digital assets, beginning of period	$724	$234,298
Digital asset mining revenue, net of receivables*	389,456	397,796
Mining proceeds from shared hosting	17,626	—
Proceeds from sales of digital assets	(404,686)	(444,353)
Gain from sales of digital assets	3,886	44,298
Impairment of digital assets	(4,406)	(231,315)
Payment of board fee	(316)	—
Digital assets, end of period	$2,284	$724
* As of December 31, 2023 and 2022, there was $1.7 million and $0.8 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.

Digital assets are available to be sold as a source of funds, if needed, for current operations and are classified as current assets on the Company’s Consolidated Balance Sheets. In connection with the credit and note agreements described in Note 17 — Subsequent Events, the Company is required to sell its bitcoin within ten days of receipt.
The Company does not have any off-balance sheet holdings of digital assets nor does it have the obligation to safeguard digital assets for third parties.
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
See Note 5 — Property, Plant and Equipment, Net, for discussion of long-lived asset impairments related to property, plant and equipment, including impairments.
Goodwill
The total purchase price of any of the Company’s acquisitions is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Company does not amortize goodwill, but tests it for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or chooses not to perform a qualitative assessment, then the quantitative goodwill impairment test will be performed. The quantitative test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the excess of the carrying amount over the fair value is recognized as an impairment loss, and the resulting measurement of goodwill becomes its new carrying value.
The Company identified goodwill impairment triggering events during the year ended December 31, 2022. These events included declines in the market price of bitcoin, the market price of the Company’s stock and the Company’s market capitalization. As a result, the Company performed the quantitative test to compare the fair value to the carrying amount for each reporting unit at June 30, 2022. Sustained and further deterioration in market prices and in the Company’s financial position resulted in additional quantitative testing at September 30, 2022. The Company concluded that the carrying value of the Mining reporting unit exceeded its fair value and, as such, recorded a $996.5 million impairment of goodwill in its Mining reporting unit for the year ended December 31, 2022. The Company concluded the carrying amount of the Equipment Sales and Hosting reporting unit exceeded its fair value and, as such, recorded a $58.2 million impairment of goodwill in its Equipment Sales and Hosting reporting unit for the year ended December 31, 2022. These impairments are presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company had no remaining goodwill.
Energy Forward Purchase Contract
In October 2023, the Company entered into an energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at the Cottonwood 1 facility from November 1, 2023 through May 31, 2024, respectively, in incremental blocks of 48 MW per month. The energy forward purchase contract minimizes price volatility risk as energy is purchased at a fixed rate, addressing exposures related to changes in operating costs. The Company did not enter into the forward purchase contract for speculative or trading purposes.

The Company determined the forward purchase contract meets the definition of a derivative because it has a notional amount, no initial net investment, and can be net settled. The forward purchase contract is not designated as a hedging instrument for accounting. The forward purchase contract is recorded and initially measured at its fair value and is subsequently remeasured at its fair value each reporting period, with changes in fair value reported in net (loss) income.
The following table summarizes the fair value of the energy forward purchase contract on the Company’s Consolidated Balance Sheets (in thousands):

		Fair Value (Level 2) as of December 31,
	Financial statement line item	2023	2022
Energy forward purchase contract	Accrued expenses and other current liabilities	$2,262	$—

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Company recorded the following gains/(losses) related to the energy forward purchase contract on the Company’s Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Financial statement line item	2023	2022
Energy forward purchase contract	Change in fair value of derivative instruments	$(3,918)	$—
Derivative Warrant Liabilities
The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company has public warrants and private placement warrants that have been recognized as derivative liabilities. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s Consolidated Statements of Operations and presented as fair value adjustment on derivative warrant liabilities. The initial and subsequent estimated fair value of both the public warrants and private placement warrants was based on the listed price in an active market for the public warrants.

After the Petition Date, as defined below, discussed in Note 3 — Chapter 11 Filing and Other Related Matters below, the public warrants and private placement warrants were moved to liabilities subject to compromise. See Note 11 — Derivative Warrant Liabilities for additional discussion.

Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.
Revenue From Contracts With Customers - Digital Asset Mining Revenue
The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the Company satisfies a performance obligation
In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:
•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration
•Constraining estimates of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration
•Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

Application of the five-step model to the Company’s mining operations
One of the Company’s ongoing major or central operations is to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant. The Company considers the third-party mining pool operators to be its customers under Topic 606. Contract inception and our enforceable right to consideration begins when we commence providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.
The Company is entitled to non-cash compensation based on the Full-Pay-Per-Share (“FPPS”) model of the mining pool it is a participant in. FPPS pools pay block rewards and transaction fees, less mining pool fees and the participants are entitled to non-cash consideration even if a block is not successfully validated by the mining pool operator. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that we are entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:
•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that we provided to the pool operator as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same daily period.
•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the 24-hour period as a percent of total block rewards the Bitcoin Network actually generated during the same 24-hour period, multiplied by the block rewards we earned for the same 24-hour period noted above.
• The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning mid-night UTC daily.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The above non-cash consideration is variable, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.
The Company measures the non-cash consideration based on the volume weighted average spot rates of aggregated exchanges over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception using the Company’s primary bitcoin pricing source system. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.
Prior to 2022, in certain arrangements, the Company did not have a reliable means to estimate its relative share of the rewards until they were paid to it and the variable consideration was constrained until the Company received the consideration, at which time revenue was recognized. The Company measured consideration at fair value on the date received, which was typically not materially different than the fair value at inception of the arrangement or the time the Company had earned the award from the pools.
Direct expenses associated with providing hash calculation services to a third-party operated mining pool are recorded as cost of revenues. Depreciation and amortization expenses on fixed and right-of-use assets, including digital asset mining equipment, used to provide the services are also recorded as a component of cost of revenues.
Revenue From Contracts With Customers - Hosting
The Company primarily generates revenue from contracts with customers from hosting services. Prior to fiscal 2023, the “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”, when the Company also recognized revenue from contracts with customers from sales of computer equipment, in which the Company generally recognized revenue when control of the promised equipment was transferred to customers. The Company generally recognizes revenue when the promised service is performed. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Performance Obligations
The Company’s performance obligations primarily relate to hosting services, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services that have not yet been recognized in the financial statements. As of December 31, 2023, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), we expect to recognize approximately $78.1 million of revenue in the future related to performance obligations associated with existing hosting contracts. As of December 31, 2023, unsatisfied performance obligations that are expected to be recognized in 2024 and 2025 are $68.4 million and $9.7 million, respectively.
Hosting Services
The Company regularly enters contracts that include hosting services, for which revenue is recognized as services are performed on a variable basis. The Company performs hosting services that enable customers to run blockchain and other high-performance computing operations. The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Equipment Sales (Applicable to years ended December 31, 2022 and 2021)
The Company entered into contracts with more than one performance obligation. For example, the Company entered into contracts that include both hosting services and sales of computer equipment to those same customers, for which revenue is recognized at the point in time when control of the equipment is transferred to the customer (typically at the start of the contract period). For these contracts, revenue was recognized based on the relative standalone selling price of each performance obligation in the contract.
The Company recognized revenue from sales of computer equipment to customers at the point in time when control of the equipment is transferred to the customer, which generally occurred upon deployment of the equipment. Customers made a series of deposits on equipment purchases with the final payment typically being due at least one month prior to deployment. Self-mining computer equipment that was subsequently sold to customers was recognized as Equipment Sales to Customers in the Company’s Consolidated Statements of Operations. We do not expect to enter equipment sales contracts in the future or to have any equipment sales revenue after December 31, 2022.
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Company’s Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s current and non-current deferred revenue balance as of December 31, 2023 and 2022, was $9.8 million and $80.4 million, respectively, all from advance payments received during the years then ended.
In the year ended December 31, 2023, the Company recognized $21.0 million of revenue that was included in the deferred revenue balance as of the beginning of the year. Of the remaining deferred revenue balance, $20.5 million and $33.0 million were released as a result of the Celsius and Gryphon claim settlements, respectively. See Note 3 — Chapter 11 Filing and Other Related Matters for further details on the settlements.
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

The Company classifies deposits for digital asset mining equipment based on the expected predominant source and use of the cash flows for the equipment that has been contracted for purchase. Prior to the acquisition of Blockcap on July 30, 2021, the Company expected that the predominant source and use of the cash flows for orders of digital asset mining equipment would be related to customer sales. Beginning with orders placed subsequent to July 30, 2021, the Company expects that the predominant source and use of cash flows for digital asset mining equipment will be related to the Company’s own self-mining operations. Therefore, the Company has classified deposits for equipment related to orders prior to July 30, 2021, as cash flow from operating activities and has classified deposits for equipment related to orders made subsequent to July 30, 2021, as cash flows from investing activities.
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
For awards with service and performance conditions, primarily restricted stock unit awards, the compensation expense is recognized separately for each tranche of each award as if it were a separate award with its own vesting date (i.e., on an accelerated attribution basis) and the estimated fair value of the equity awards is recognized as expense when it is probable that the performance conditions will be achieved. If the performance conditions become probable of being achieved before the end of the requisite service period, the unrecognized compensation costs for which the requisite service have been provided is recognized in the period in which achievement becomes probable and the remaining unrecognized compensation costs for which requisite service has not been provided is recognized as expense prospectively on an accelerated attribution basis over the remaining requisite service period for the entire award, less actual forfeitures as they occur. See Note 12 — Stockholders' (Deficit) Equity for more information about the service and performance conditions associated with the Company’s equity awards.
Employee Benefit Plan
The Company currently maintains a defined contribution retirement and savings plan for the benefit of our employees who satisfy certain eligibility requirements (the “401(k) Plan”). The U.S. Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Prior to January 1, 2022, the Company did not match contributions made by participants in the 401(k) Plan. During the years ended December 31, 2023 and 2022, the Company recognized matching contributions cost of $1.0 million and $1.1 million, respectively.
Earnings Per Share
The Company computes earnings per share (“EPS”) following ASC Topic 260, Earnings per share. Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the if-converted method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.
Income Taxes
The Company is subject to income taxes mainly in the jurisdictions in which it provides various infrastructure, technology and hosting services. The Company’s tax position requires significant judgment in order to properly evaluate and quantify tax positions and to determine the provision for income taxes.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company adopted ASU 2016-13 as of January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The Company elected to early adopt the new standard effective January 1, 2024. The financial statement impact upon adoption was not material. Under the Company’s current bitcoin strategy, the impact of the adoption on 2024 financial performance is expected to be immaterial.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update will be effective for the Company during the annual reporting period beginning January 1, 2025.The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under the ASU, PBEs must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” This update will be effective for the Company during the annual reporting period beginning January 1, 2025. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

3. CHAPTER 11 FILING AND OTHER RELATED MATTERS
Chapter 11
On December 21, 2022 (the “Petition Date”), the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continue to operate their business and manage their properties as DIP under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 20, 2023 the Debtors filed with the Bankruptcy Court (i) a proposed Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related proposed form of Disclosure Statement; (ii) on August 8, 2023, the Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; and (iii) on September 7, 2023, the Second Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; (iv) on November 16, 2023, the Debtors filed the Third Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related Disclosure Statement; and (v) on January 15, 2024, the Debtors filed the Fourth Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) with the Bankruptcy Court.
On September 19, 2023, the Debtors, the ad hoc group of the Debtors’ secured convertible notes holders (the “Ad Hoc Noteholder Group”) and the equity committee (the “Equity Committee”) reached an agreement in principle with respect to the economic terms of the Plan of Reorganization (the “Mediated Settlement”). The Debtors, the Ad Hoc Noteholder Group and the Equity Committee continued to work and negotiate in good faith to document the Mediated Settlement, resolve certain open issues and culminating in the Plan of Reorganization.
On January 16, 2024, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan of Reorganization. On the Effective Date, the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy. See Note 17 — Subsequent Events for additional details.
Original DIP Credit Agreement and Restructuring Support Agreement
In connection with the Chapter 11 Cases, the Debtors entered into a senior secured super-priority debtor-in-possession loan and security agreement, dated as of December 22, 2022 (the “Original DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders from time to time party thereto (collectively, the “Original DIP Lenders”). The Original DIP Lenders are also holders or affiliates, partners or investors of holders under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”).
Also in connection with the filing of the Chapter 11 Cases, the Company entered into a restructuring support agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with the ad hoc group of noteholders, representing more than 70% of the Ad Hoc Noteholder Group pursuant to which the Ad Hoc Noteholder Group agreed to provide commitments for a debtor-in-possession facility (the “Original DIP Facility”) of more than $57 million and agreed to support the syndication of up to an additional $18 million in new money debtor-in-possession facility loans to all holders of Convertible Notes. The Company terminated the Restructuring Support Agreement pursuant to a “fiduciary out” which permitted the Company to pursue better alternatives.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
On July 4, 2023, the Debtors, the Administrative Agents and the Replacement DIP Lender entered into the First Amendment to the Replacement DIP Credit Agreement. For detailed discussion about the First Amendment, refer to Note 10 — Commitments and Contingencies.
In January 2024, the Replacement DIP Facility was repaid in full and terminated on the Effective Date of the Company’s Plan of Reorganization.
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agreed that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners serving as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on debt extinguishment in the Company’s Consolidated Statements of Operations.
Priority Power Settlement
On March 20, 2023, the Bankruptcy Court entered an order (the “Priority Power Order”), whereby the Debtors and Priority Power Management, LLC (“Priority Power”) agreed that the Debtors would transfer equipment to Priority Power and assume an Energy Management and Consulting Services Agreement and other new agreements. Priority Power was determined to have a single aggregate allowed claim of $20.8 million, which was secured by a perfected mechanic’s lien. The claim was deemed paid and fully satisfied by transfer of specific equipment from the Debtors to Priority Power on the date of the Priority Power Order, thereby releasing all Priority Power liens. The satisfaction of the obligation and transfer of the equipment is a noncash transaction which occurred during the quarter ended March 31, 2023, and resulted in a gain of $4.9 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
City of Denton Lease Settlement
On August 16, 2023, the Bankruptcy Court entered an order (the “City of Denton Order”), approving the parties’ agreement to settle all claims of City of Denton and Denton Municipal Electric (“Denton”) against the Debtors and releasing any and all liens related to the Debtors’ lease of the Denton facility in exchange for the Debtors’ execution lease cure costs totaling $1.5 million. There was no impact to the Consolidated Statements of Operations as a result of the satisfaction of the settlement.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order (the “HMC Order”), approving the parties’ agreement to settle all claims of Huband-Mantor Construction (“HMC”) and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for the Debtors’ payment of $2 million and the Debtors’ execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 7 — Notes Payable for further discussion of the promissory note.
Celsius Mining LLC Settlement
On September 14, 2023, the Debtors and Celsius Mining LLC (“Celsius”) entered into a purchase and sale agreement, as amended, (the “PSA”) that provides, in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases, for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors’: (i) sale to Celsius of the Debtors’ Ward County, Texas bitcoin mining data center site (the “Cedarvale Facility”) and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other mining facilities on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts, and (iv) unequivocal release of claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
The sale of the Cedarvale Facility resulted in a loss of $2.2 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. Refer to Note 10 — Commitments and Contingencies for further discussion of the sale.
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 7 — Notes Payable for further discussion of the promissory note.
J.W. Didado Electric, LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order (the “J.W. Didado Order”), approving the parties’ agreement to settle all claims of W. Didado Electric, LLC (“Didado”) against the Debtors and releasing any and all liens related to the Debtors’ Muskogee datacenter in exchange for the Debtors’ execution of an unsecured promissory note in favor of Didado in the principal amount of $13 million to be paid over 36 months upon emergence from bankruptcy. The satisfaction of the settlement resulted in a loss of $0.7 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Trilogy LLC Settlement
On October 2, 2023, the Bankruptcy Court entered an order (the “Trilogy Order”), approving the parties’ agreement to settle all claims of Trilogy LLC (“Trilogy”) against the Debtors and releasing any and all liens related to the Trilogy contracts in exchange for the Debtors’ execution of an unsecured promissory note in favor of Trilogy in the principal amount of $2.9 million to be paid over 30 months starting three months after the confirmation date. The satisfaction of the settlement resulted in a gain of $0.4 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Harper Construction Company, Inc. Settlement
On November 4, 2023, the Bankruptcy Court entered an order (the “Harper Order”), approving the parties agreement to settle all claims of Harper Construction Company, Inc (“Harper”) against the Debtors and releasing any and all liens related to the Debtors’ Muskogee datacenter in exchange for the Debtors’ execution of an unsecured promissory note in favor of Harper in the principal

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

amount of $4.7 million to be paid over 30 months starting forty-five days after the emergence date. The satisfaction of the settlement resulted in a loss of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Dalton Settlement
On December 29, 2023, the Bankruptcy Court entered an order (the “Dalton Settlement Agreement”), approving the parties’ agreement to settle all claims of Dalton Utilities (“Dalton”) against the Debtors including the Dalton Cure Claims in exchange for Debtors’ execution of an unsecured promissory note. As of December 31, 2023, the Company accrued the face value of the pending settlement of $9.1 million as the execution of the promissory note is still pending. The satisfaction of the settlement resulted in a gain of $1.1 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Maddox Settlement
On January 16, 2024, the Bankruptcy Court entered an order (the “Maddox Settlement”) approving the parties’ agreement to terminate and reject all existing purchase orders and enter into a new purchase order. Pursuant to the new purchase order, the Company will pay a total purchase price of $2.8 million in seven equal monthly installments to Maddox Industrial Transformer LLC (“Maddox”) for 39 18 kilovolt transformers. The satisfaction of the settlement resulted in a loss of $1.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Sphere 3D Corp. and Gryphon Settlement
On January 16, 2024, the Bankruptcy Court entered an order (the “Core-Sphere-Gryphon Order”), granting Sphere 3D Corp (“Sphere”) an allowed $10 million general unsecured claim and a complete and final release of all claims of Sphere and Gryphon Digital Mining, Inc. (“Gryphon”) against the Debtors related to the hosting contracts. As part of the resolution, all miners have been returned to the client. Furthermore, the adversary proceeding was dismissed with prejudice, against both Gryphon and Sphere. The satisfaction of the settlement resulted in a gain of $23.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
McCarthy & Humphrey Settlement
On January 18, 2024, the Bankruptcy Court entered an order (the “McCarthy Order”) approving the parties’ agreement to settle all claims and release all liens of McCarthy Building Companies, Inc. (“McCarthy”) and Humphrey & Associates, Inc. (“Humphrey”) against the Company in exchange for cash payments ($6.8 million to McCarthy and $5.6 million to Humphrey) within 90 days of emergence and promissory notes (to McCarthy in principal amount of $5.4 million and to Humphrey in principal amount of $1.4 million). However, if the Company delivers notice to McCarthy to proceed with construction activities, the Company will make the cash payments within three business days of such notice, and pay off the promissory notes in full within one business day of such notice. As the amount of the expected settlement results in amounts that are estimable and probable, the Company accrued for those liabilities as of December 31, 2023. The satisfaction of the settlement resulted in a loss of $4.6 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Foundry Settlement
On January 16, 2024, the Bankruptcy Court entered an order (the “Foundry Order”), granting Foundry Digital LLC (“Foundry”) an allowed $5.5 million general unsecured claim and a comprehensive release of all claims of Foundry against the Debtors. Concurrently, hosting contracts are assumed, and common stock in Core after emergence from bankruptcy have been confirmed as part of the resolution. The satisfaction of the settlement resulted in a gain of $12.6 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
Oklahoma Gas & Electric Settlement
On January 24, 2024, the Bankruptcy Court entered an order (the “OG&E Order”), granting Oklahoma Gas & Electric Company (“OG&E”) an allowed $4.8 million general unsecured claim in full and final satisfaction of all claims of OG&E against the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Debtors. The satisfaction of the settlement resulted in a loss of $4.8 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
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
As a result of the filing of the Chapter 11 Cases on December 21, 2022, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities were stayed. The Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Professional fees and other bankruptcy related costs	$92,195	$2,302
Settlements with creditors:
Priority Power	(4,878)	—
ACM ELF ST LLC Lease	(5,003)	—
HMC	8,269	—
Trilogy	(385)	—
Didado	657	—
Celsius - Cedarvale PSA	2,175	—
Harper	4,977	—
McCarthy	4,590	—
Dalton	(1,122)	—
Gryphon	(23,260)	—
Foundry	(12,636)	—
OG&E	4,800	—
Maddox	1,277	—
Other, net	14	—
Total settlements with creditors	(20,525)	—
Post-petition interest, fees and other cures	94,567	—
Debtor-in-possession financing costs	24,885	—
Write-off of debt issuance costs and original issue net discount on liabilities subject to compromise	—	3,529
(Gain) from adjustment of liabilities subject to compromise fair value to expected allowed amount	—	(203,236)
Reorganization items, net	$191,122	$(197,405)
The Company incurred significant costs associated with the reorganization, primarily debtor-in-possession financing costs and legal and professional fees, which were classified as Reorganization items, net subsequent to our petition.
The accompanying Consolidated Balance Sheets as of December 31, 2023 and 2022, include amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Liabilities subject to compromise consisted of liabilities reclassified from the following balance sheet categories (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$36,678	$20,908
Accrued expenses and other current liabilities	20,300	64,493
Accounts payable, and accrued expenses and other current liabilities	$56,978	$85,401

Operating lease liability	$—	$13,868
Financing lease liability	—	70,796
Debt subject to compromise	41,777	844,695
Accrued interest on liabilities subject to compromise	580	12,553
Leases, debt and accrued interest	42,357	941,912
Liabilities subject to compromise	$99,335	$1,027,313
Pre-petition unsecured and secured claims which were identified as impaired and subject to compromise during the bankruptcy process have been reclassified as Liabilities subject to compromise. During the quarter ended September 30, 2023, improvements in the Company’s condition and other developments indicated that secured claims which were initially considered subject to compromise at the beginning of the bankruptcy process and at December 31, 2022, were determined to no longer be subject to compromise as of September 30, 2023 and December 31, 2023. This determination is the primary reason for the decrease in the reclassification of debt, leases, accounts payable and accrued expenses and other current liabilities to the Liabilities subject to compromise balance, with Court approved settlements contributing nominally to the reductions.
Final determination of the value at which liabilities were settled was made when the Plan of Reorganization became effective and the Company emerged from bankruptcy.
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
Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Core Scientific Holding Co., XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Core Scientific (“Blockcap”), the Business Combination was effected by (i) the merger of Merger Sub with and into Core Scientific (the “First Merger”), which occurred on January 19, 2022 (the “Closing Date”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Core Scientific with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger, and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger (such effective time of the First Merger, the “Effective Time”), XPDI filed a Second Amended and Restated Certificate of Incorporation (the “Post-Combination Charter”) with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” (hereinafter referred to as the “Company” or “New Core”) and redesignated its Class A common stock, par value $0.0001 per share (“XPDI Class A Common Stock”), and Class B common stock, par value $0.0001 per share (“XPDI Class B Common Stock”), as common stock, par value $0.0001, of the Company (“New Core Common Stock”). The Exchange Ratio (as defined in the Merger Agreement) was 1.60015286880 of a share of New Core Common Stock per fully-diluted share of Legacy Core.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

In connection with the Special Meeting and the Business Combination, holders of 12.3 million of the 34.5 million then-outstanding shares of XPDI Class A Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123.5 million.
The Business Combination provided gross proceeds of approximately $221.6 million from the XPDI trust account, resulting in approximately $201.0 million in net cash proceeds to Core Scientific, after the payment of transaction expenses, which is presented within proceeds from issuance of common stock, net of transaction costs on the consolidated statements of cash flows. Following the Business Combination, Legacy Core stockholders owned 90.7%, former XPDI public stockholders owned 6.7% and XPDI’s sponsor owned 2.6% of the issued and outstanding shares of New Core Common Stock, excluding the impact of unvested restricted stock units and options. The proceeds from the Business Combination were used to fund mining equipment purchases and infrastructure build-out.
The Business Combination is accounted for as a reverse recapitalization with the Company being the accounting acquirer. A reverse recapitalization does not result in a new basis of accounting. Accordingly, the reverse recapitalization was treated as the equivalent of Core Scientific Holding Co. issuing stock for the net assets of XPDI, accompanied by a recapitalization. The net assets of XPDI are stated at historical costs, with no goodwill or other intangible assets recorded. The Company identified $18.6 million of direct and incremental transaction costs, which consist of legal, accounting, and other professional services directly related to the Business Combination, of which $7.9 million were recognized during the year ended December 31, 2022. These transaction costs have been allocated to all instruments assumed or issued in the Business Combination on a relative fair value basis as of the date of the Business Combination. Transaction costs of $16.6 million have been allocated to equity-classified instruments and recognized as an adjustment to additional paid-in capital within total stockholders’ (deficit) equity. The cash outflows related to these costs have been netted against the proceeds from the issuance of New Core Common Stock upon the Business Combination with XPDI within financing activities on the Company’s consolidated statement of cash flows. Transaction costs of $2.0 million have been allocated to liability-classified instruments that are measured at fair value through earnings and have been recognized as a charge within general and administrative expenses for the year ended December 31, 2022.
Immediately prior to the Effective Time, each share of Series A convertible preferred stock, par value $0.0001, of Legacy Core automatically converted into one share of New Core Common Stock, and each share of Series B convertible preferred stock, par value $0.0001, of Legacy Core automatically converted into one share of New Core Common Stock.
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
All share-based compensation awards were converted into comparable equity awards that are settled or exercisable for shares of New Core Common Stock. As a result, each stock option and warrant was converted into an option or warrant to purchase shares of New Core Common Stock based on an exchange ratio of 1.60015286880. Each award of the Company’s restricted stock units (“RSUs”) was converted into RSUs of New Core based on an exchange ratio of 1.60015286880.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Blockcap Acquisition
On July 30, 2021, the Company acquired 100% of the equity interest in Blockcap, one of its largest hosting customers at the time. Blockcap was a blockchain technology company with industrial scale digital asset mining operations. Blockcap’s primary historical business was the mining of digital asset coins and tokens, primarily bitcoin and, to a lesser extent, Siacoin and Ethereum. While Blockcap did sell or exchange the digital assets it mined to fund its growth strategies or for general corporate purposes from time to time, it generally retained its digital assets as investments in anticipation of continued adoption of digital assets as a “store of value” and a more accessible and efficient medium of exchange than traditional fiat currencies. In addition to mining, holding and exchanging digital assets, Blockcap also evaluated and completed investments in related technologies and ancillary businesses, including RADAR, an early-stage company focused on technology enhancement and development in the digital asset industry that it acquired on July 1, 2021. The acquisition of Blockcap significantly expanded the Company’s self-mining operations and increased the number of miners it owns.
Transaction Costs
The Company recognized transaction costs of $1.1 million for the year ended December 31, 2021. These costs were associated with legal and professional services and were recognized as General and administrative expenses in the Company’s Consolidated Statements of Operations.
Unaudited Pro Forma Information
The following unaudited pro forma financial information gives effect to the Blockcap acquisition as if it had been completed on January 1, 2020. The unaudited pro forma information was prepared in accordance with the requirements of ASC 805, Business Combinations, which is a different basis than pro forma information prepared under Article 11 of Regulation S-X (“Article 11”). As such, they are not directly comparable with historical results for stand-alone Core Scientific prior to July 30, 2021, historical results for Core Scientific from July 30, 2021, that reflect the acquisition and are inclusive of the results and operations of Blockcap, nor our previously provided pro forma financials prepared in accordance with Article 11. The pro forma results for the year ended December 31, 2021, include the impact of several significant nonrecurring pro forma adjustments to previously reported operating results. The pro forma adjustments are based on historically reported transactions by the respective companies. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition (in thousands).

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
•The elimination of $19.2 million of expense recognized by Blockcap in July 2021, for the acceleration of certain equity awards of its CEO and others. Because this acceleration was deemed to be in contemplation of the Business Combination, Core Scientific has recorded $23.3 million of compensation expense for the acceleration in its financial statements for the period ending December 31, 2021, which was determined based on the fair value of the awards at the time of the Business Combination. This adjustment is necessary to avoid duplication of the expense attributable to the combined company related to the acceleration of the same awards.
The selected unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the acquisition actually occurred on January 1, 2021, nor do they purport to project the future consolidated results of operations.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

For the periods subsequent to the acquisition, Blockcap contributed total revenues of $42.6 million and operating income of $15.5 million for the year ended December 31, 2021, that were included in the Company’s Consolidated Statements of Operations.
Restructuring Activities
During the second quarter of 2022 market conditions led management to evaluate its operations and refocus its efforts and resources on the core activities of its hosting and mining segments. Management initiated a plan to exit certain activities, technologies and ancillary businesses, and to reduce portions of the Company’s workforce including those acquired through Blockcap’s acquisition of RADAR. Management completed the restructuring plan in October 2022 and all expected costs of the restructuring plan were recognized as of December 31, 2022.
Cash severance and related payments under the Company’s ongoing severance policy of $0.9 million were paid as compensation for the year ended December 31, 2022. In addition to the cash restructuring charges, $1.0 million of stock-based compensation was paid in severance during the year ended December 31, 2022. Total cash and stock-based restructuring charges of $2.3 million were recognized in general and administrative expenses for the year ended December 31, 2022.
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
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022	Estimated Useful Lives
Land and improvements[1]	$21,852	$22,309	20 years
Building and improvements	164,495	166,486	12 to 39 years
Mining and network equipment[2]	441,404	448,346	1 to 5 years
Electrical equipment[3]	64,810	64,810	5 to 10 years
Other property, plant and equipment[4]	2,935	2,917	5 to 7 years
Total	695,496	704,868
Less: accumulated depreciation and amortization[5]	293,974	268,233
Total	401,522	436,635
Add: Construction in progress	183,909	254,499
Property, plant and equipment, net	$585,431	$691,134
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $46.6 million and $112.7 million at December 31, 2023 and 2022, respectively.
3 Includes finance lease assets of $12.7 million and $12.6 million at December 31, 2023 and 2022, respectively.
4 Includes finance lease assets of $0.4 million and $0.4 million at December 31, 2023 and 2022, respectively.
5 Includes accumulated amortization for assets under finance leases of $43.4 million and $41.7 million at December 31, 2023 and 2022, respectively.
Depreciation expense, including amortization of finance lease assets, for the years ended December 31, 2023, 2022 and 2021, was $95.7 million, $224.1 million, and $31.8 million, respectively. Depreciation for the years ended December 31, 2023, 2022 and 2021, allocated to costs of revenue was $95.4 million, $223.6 million, and $31.7 million, respectively.

During the year ended December 31, 2022, the Company’s operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global Bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

application-specific integrated circuit (“ASIC”) miners of the type used by the Company in its business operations have decreased significantly from previous levels.

During the quarter ended September 30, 2022, the Company evaluated whether the estimated future undiscounted cash flows from the operation of its data center facilities would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of the property, plant and equipment at the Cedarvale, Texas facility site may no longer be fully recoverable by the cash flows of the site. The Company measured the amount of impairment at the Cedarvale facility site as the difference between the carrying amount of the site asset group of $119.8 million and the estimated fair value of the site asset group of $60.5 million, resulting in an impairment of the facility site’s property, plant and equipment of $59.3 million for the year ended December 31, 2022.

During the quarter ended December 31, 2022, the Company evaluated whether the estimated future undiscounted cash flows from its operations would recover the carrying value of the property, plant and equipment asset groups located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined that the carrying value of its entire fleet of mining equipment and the other property, plant and equipment at the Cedarvale and Cottonwood, Texas facility sites may no longer be fully recoverable by the cash flows of those asset groups. The Company measured the amount of impairment of its fleet of mining equipment as the difference between their carrying amount of $668.5 million and their estimated fair value of $176.3 million resulting in an impairment of the fleet of mining equipment of $492.2 million. The Company measured the amount of impairment of its other property, plant and equipment at the Cedarvale and Cottonwood, Texas facility sites as the difference between their carrying amount of $174.3 million and their estimated fair value of $135.1 million resulting in an impairment of the other site property, plant and equipment of $39.2 million.

During the year ended December 31, 2022, the Company recognized impairments to property, plant and equipment of $590.7 million. There were no impairments or indicators of impairment to long-lived assets for the years ended December 31, 2023 and 2021.

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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

6. BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid power	$7,325	$4,430
Prepaid insurance	5,506	7,321
Prepaid expenses	2,032	10,440
Prepaid construction	—	6,102
Digital assets and receivables	6,158	3,285
Other	3,001	303
Total prepaid expenses and other current assets	$24,022	$31,881
Prepaid expenses includes prepayments related to subscriptions, rent, and other operating expenses. Other includes prepayments of equipment and taxes, as well as security deposits associated with utilities and leases.

Accrued expenses and other current liabilities as of December 31, 2023 and 2022, consist of the following (in thousands):

	December 31,
	2023	2022
Accrued interest[1]	$94,311	$—
Accrued liabilities	38,288	—
Accrued expenses and other	20,283	11,590
Accrued inventory purchases	16,285	—
Accrued taxes	3,694	4,720
Other current liabilities	6,775	1,642
Total accrued expenses and other current liabilities	$179,636	$17,952

1 As a result of the Company's Chapter 11 Cases, the Company has not made any payments related to accrued interest for any debt obligations that are subject to compromise.

Accrued liabilities includes expenses related to settlements, audit fees, and security services. Accrued expenses and other includes expenses related to advisor and legal fees, payroll and benefits, and other operating costs. Other current liabilities primarily represents energy costs and other current liabilities.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

7. NOTES PAYABLE
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
Notes payable as of December 31, 2023 and 2022 consist of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	December 31, 2023	December 31, 2022
Kentucky note	5.0%	5.0%	2023	$529	$529
NYDIG loan	11.0% - 15.0%	11.0% - 17.0%	Various	—	38,573
Stockholder loan	10.0%	20.0%	2023	10,000	10,000
Trinity loan	11.0%	11.0%	2024	23,356	23,356
Bremer loan	5.5%	5.6%	2026	18,331	18,331
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	53,913	53,913
Anchor Labs loan	12.5%	12.5%	2024	25,159	25,159
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	63,844	63,844
B. Riley Bridge Notes	7.0%	7.0%	2023	41,777	41,777
Liberty loan	10.6%	10.6%	2024	6,968	6,968
Secured Convertible Notes[1]	10.0%	10.0%	2025	237,584	237,584
Other Convertible Notes[2]	10.0%	10.0%	2025	322,396	322,396
Original DIP Credit Agreement[3]	10.0%	10.0%	2023	—	35,547
Replacement DIP Credit Agreement[4]	10.0%	10.0%	2024	4,273	—
HMC note	5.0%	15.0%	2026	14,208	—
ACM financing	—%	15.0%	2025	6,519	—
First Insurance loan	—%	7.6%	2024	2,538	—
Trilogy note	5.0%	15.0%	2026	2,927	—
Didado note	5.0%	15.0%	2027	13,000	—
Harper note	5.0%	15.0%	2026	4,678	—
Other				2,453	2,960
Notes payable, prior to reclassification to Liabilities subject to compromise				854,453	880,937
Less: Notes payable in Liabilities subject to compromise[5]				41,777	844,695
Less: Unamortized discount and debt issuance costs - post-petition[6]				4,236	—
Total notes payable, net				808,440	36,242
Less: current maturities				124,358	36,242
Notes payable, net of current portion				$684,082	$—
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
3 Original DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
4 Replacement DIP Credit Agreement, see Note 3 - Chapter 11 Filing and Other Related Matters for further information.
5 In connection with the Company's Chapter 11 Cases, $41.8 million and $844.7 million of outstanding notes payable have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, at their expected allowed amount. As of December 31, 2023 and 2022, $0.6 million and $12.6 million, respectively, of accrued interest was classified as Liabilities subject to compromise.
6 As a result of the Company's Chapter 11 Cases, the Company expensed $3.5 million of unamortized discount and debt issuance costs, net recorded in Reorganization items, net in the year ended December 31, 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
Bremer Loan—In October 2021, the Company entered into a lending agreement with Bremer Bank, National Association to borrow up to $16.2 million in two tranches through May 22, 2022, for the purchase of blockchain mining equipment and for improvements to data center and infrastructure. In December 2021, the Company entered into an additional term loan to borrow up to $9.6 million. The Company borrowed $15.2 million in October through December 2021. The Company borrowed an additional $4.8 million in January through March 2022. In April 2022, the Company borrowed an additional $0.7 million from Bremer to finance the construction of our North Dakota facility. The loans bear interest at 5.5% annually and are due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance. Interest expense on the loans has been recognized based on an effective interest rate of 5.6%. The loans require the Company to maintain the following financial covenants: (1) a minimum debt service

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

coverage ratio (defined in the agreement as EBITDA divided by scheduled principal and interest payments) of not less than 1.2:1, measured annually beginning December 31, 2022; and (2) a fixed charge coverage ratio (defined in the agreement as EBITDA minus net distributions divided by scheduled principal and interest payments) of 1:1, measured annually beginning December 31, 2022. The loans are secured by a first priority security interest in certain of the assets financed by the loans. Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain of the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan is $0.8 million. In order to receive the interest buydown incentive, the Company must (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinues operation in the jurisdiction within the next five years, it is obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company does not employ 13 new full-time employees, the interest buydown will be prorated to reflect any partial fulfillment and the Company, at a minimum, is required to pay back the value of the incentive to the Bank of North Dakota. For the years ended December 31, 2023, 2022 and 2021, there was no interest buydown.
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
In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

second half of 2022 are now due in the first half of 2023. The Amended Bridge Notes require the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 12 — Stockholders' (Deficit) Equity (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.
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
HMC Note - In August 2023, in addition to a cash payment of $2 million, the Company entered into a $15.5 million secured promissory note agreement with Huband-Mantor Construction, Inc (the “HMC note”) in connection with its settlement and release from all claims. The note bears interest at a contractual rate per annum of 5.0% and has a term of 36 months from issuance, The Company is required to make monthly payments of principal and interest. Interest expense on the note has been recognized based on an effective interest rate of 15.0%. The loan is secured by a security interest in the underlying property leased.
ACM Financing - In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC (the “ACM Loan”) in settlement and satisfaction of a previous equipment finance agreement. The finance agreement has a term of 26 months from issuance. Interest expense on the finance agreement has been recognized based on an effective rate of 15.0%. The finance agreement is secured by a security interest in the underlying equipment.
First Insurance Loan - In August 2023, the Company entered into an unsecured $5.0 million Insurance Premium Financing Agreement with First Insurance Funding, a Division of Lake Forest Bank & Trust Company (the “First Insurance loan”) to finance the renewal premium of property insurance policies. Under the agreement, a down payment was paid in the amount of $2.1 million, and the Company will pay the balance in eight monthly installments commencing on September 24, 2023. The contractual annual percentage interest rate is 0%. Interest expense on the note has been recognized based on an effective interest rate of 7.6%
Replacement DIP Credit Agreement - On July 4, 2023, the Debtors, the Administrative Agent and the Replacement DIP Lenders entered into a First Amendment to the Replacement DIP Credit Agreement (the “First Amendment”). The First Amendment, among other things, provides (i) that the Debtors may make certain transfers or payments in connection with settlements of certain third-party claims as described in the First Amendment and (ii) for a reduction in the excess cash threshold amount to the sum of $40.0 million and an amount (which shall not be less than zero) equal to $5.0 million less the amount of any payments on account of prepetition claims, liens or cure costs made by any Obligor after June 30, 2023. This excess cash threshold amount reduction resulted in the Debtors making additional mandatory prepayments of $28.9 million under the Replacement DIP Credit Agreement during the year ended December 31, 2023.
Trilogy Note - As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, the Company entered into a settlement agreement with Trilogy LLC which resulted in the issuance of an unsecured Promissory note (the “Trilogy Note”) with a principal amount of $2.9 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company is required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.
Didado Note- As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, the Company entered into a settlement agreement with J.W. Didado Electric, LLC, (“Didado”) which resulted in the issuance of an unsecured Promissory note (the “Didado Note”) with a principal amount of $13.0 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 36 months from issuance. The Company is required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Harper Note - As discussed in Note 3 — Chapter 11 Filing and Other Related Matters, the Company entered into a settlement agreement with Harper Construction Company, Inc, (“Harper”) which resulted in the issuance of an unsecured Promissory note (the “Harper Note”) with a principal amount of $4.7 million dated November 9, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company is required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.
Convertible Notes - As discussed in Note 8 — Fair Value Measurements, the Company had elected to measure its Convertible Notes at fair value prior to the Petition Date and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within interest expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022. The Company presented changes in fair value of the Convertible Notes during the periods prior to the Petition Date as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) was presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk were presented within Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and as a component of Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss; and (3) other fair value changes were presented within Non-operating expenses, net on the Consolidated Statements of Operations. The fair value option is not available to liabilities subject to compromise as they are recorded at their expected allowed amount. At the Petition Date, the accumulated fair value adjustment on the Convertible Notes was $130.3 million and the Accumulated other comprehensive loss related to changes in fair value attributable to the Company’s own credit risk was $72.6 million. These amounts were derecognized for a gain of $202.9 million reported in Reorganization items, net when the Convertible Notes were reclassified as Liabilities subject to compromise during the year ended December 31, 2022.
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
The Convertible Notes did not have any fair value adjustments or recognized debt issuance costs in fiscal 2023. The following summarizes the fair value adjustments and debt issuance costs recognized on the Convertible Notes for the year ended December 31, 2022 (in thousands):

		Year Ended December 31,
	Financial statement line item	2022
Cash interest payments	Interest expense, net	$21,581
Payment-in-kind (PIK) interest	Interest expense, net	31,550
Instrument-specific credit risk	Other comprehensive income, net of income taxes	(83,579)
Other fair value adjustments	Fair value adjustment on convertible notes	(103,274)
Reclass to Reorganization items, net	Reorganization items, net	202,900
Total fair value adjustments		$69,178
Debt issuance costs	Reorganization items, net	$2,788
The principal amount of the Convertible Notes as of December 31, 2023, reflects the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now have the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted will be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted will be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company has the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of December 31, 2023, are scheduled to mature on April 19, 2025, which includes $237.6 million for the face value of the Secured Convertible Notes which have payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of December 31, 2023, if held to maturity was $475.2

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

million. The total amount that would be owed on the Convertible Notes if prepaid as of December 31, 2023, was $797.6 million. See Note 8 — Fair Value Measurements for further information on fair value measurement of the Convertible Notes.
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
Recurring fair value measurements
Prior to the Petition Date, the Public Warrants and Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to remeasurement at each balance sheet date until exercised, and any change in fair value were recognized in the Company’s Consolidated Statements of Operations. The initial and subsequent fair value estimates of the Public Warrants and Private Placement Warrants are based on the listed price in an active market for such warrants. After the Petition Date the Public Warrants and Private Placement Warrants were transferred to Liabilities subject to compromise at the expected allowed amount of zero dollars. A gain of $0.3 million from the derecognition of the prior fair value is reported in Reorganization items, net.
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

that includes certain unobservable inputs that may be significant to the fair value measurement such as expected term and volatility of the call option.
As of December 31, 2022, there were no recurring fair value measurements. Refer to Energy Forward Purchase Contract in Note 2 — Summary of Significant Accounting Policies for fair value measurements as of December 31, 2023.
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the Convertible Notes measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2022 (in thousands):

Convertible Notes (Level 3)
Balance at December 31, 2021	$557,007
Issuances (PIK principal recorded)	31,382
Settlements (including interest payments and conversions)	(23,144)
Unrealized gains	186,853
Transfers out of Level 3	(752,098)
Balance at December 31, 2022	$—
Securities are transferred from Level 2 to Level 3 when observable market prices for similar securities are no longer available and unobservable inputs become significant to the fair value measurement. All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of December 31, 2023, there were no Level 3 financial instruments. During the year ended December 31, 2022, the Convertible Notes were transferred from Level 3 out of recurring fair value measurements.
Nonrecurring fair value measurements
The Company’s non-financial assets, including digital assets, property, plant and equipment, goodwill, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale. Refer to Note 2 — Summary of Significant Accounting Policies and Note 5 — Property, Plant and Equipment, Net, for more information regarding fair value considerations when measuring impairment. The estimated fair value of the Company’s digital assets as of December 31, 2023 and 2022, was $2.3 million and $0.7 million, respectively. We estimate the fair values of our digital assets based on quoted prices in active markets (Level 1).
No non-financial assets were classified as Level 3 as of December 31, 2023 or December 31, 2022.
Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, net, digital assets, accounts payable, notes payable and certain accrued expenses and other liabilities. The carrying amount of these financial instruments materially approximate their fair values.
9. LEASES
The Company has entered into non-cancellable operating and finance leases for offices, data facilities, mining and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2035. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes rent expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the Company’s Consolidated Balance Sheets. For certain leases, the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating lease liabilities

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

on the Company’s Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,844	$20,430
Finance lease right-of-use assets	Property, plant and equipment, net	$16,268	$31,213
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$77	$769
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$1,512	$720
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$19,771	$—
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$35,745	$—
Operating and finance lease liabilities subject to compromise	Liabilities subject to compromise	$—	$84,664
The components of lease expense were as follows (in thousands):

		Year Ended December 31,
	Financial statement line item	2023	2022
Operating lease expense	General and administrative expenses	$1,024	$1,937
Short-term lease expense	General and administrative expenses	—	24
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	11,424	31,372
Interest on lease liabilities	Interest expense, net	1,787	7,080
Total finance lease expense		13,211	38,452
Total lease expense		$14,235	$40,413
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
Information relating to the lease term and discount rate is as follows:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (Years)
Operating leases	16.7	10.5
Finance leases	2.2	2.1
Weighted Average Discount Rate
Operating leases	11.7%	6.5%
Finance leases	12.9%	12.4%

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The following table summarizes the Company’s supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022
Lease Payments
Operating lease payments	$956	$726
Finance lease payments	$4,459	$36,740
Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations[1]	$—	$14,195
Finance lease right-of-use assets obtained in exchange for lease obligations	$—	$10,557
(Decrease) increase in finance lease right-of-use assets as a result of lease modification	$(11,644)	$693
Decrease in finance lease liability as a result of lease modification	$(11,644)	$—
Decrease in right-of-use assets due to lease termination	$(13,144)	$—
Decrease in lease liability due to lease termination	$(13,517)	$—
1 Includes operating lease right-of-use assets of $6.7 million that were recorded upon adoption of Topic 842 on January 1, 2022. Refer to Note 2 — Summary of Significant Accounting Policies for additional information.
The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at December 31, 2023, and thereafter (in thousands):

	Operating Leases	Finance Leases
2024	$262	$62,859
2025	262	1,862
2026	262	3
2027	195	—
2028	181	—
Thereafter	2,054	—
Total lease payments	3,216	64,724
Less: imputed interest	1,627	9,208
Less: Liabilities subject to compromise	—	—
Total	$1,589	$55,516
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
Balance Sheet Classification
As discussed in Note 7 — Notes Payable, in October 2022, the Company determined not to make certain payments with respect to several of its debt facilities, equipment financing facilities and leases and other financings, including its two bridge promissory notes. As a result, the creditors under these debt facilities may exercise remedies following any applicable grace periods (which have passed) and pursuant to any confirmed plan of reorganization, including electing to accelerate the principal amount of such debt, suing the Company for nonpayment, increasing interest rates to default rates, or taking action with respect to collateral, where applicable. Remedies available under these debt facilities are stayed while the Company is under Chapter 11 protections.
10. COMMITMENTS AND CONTINGENCIES
Commitments
In October 2023, the Company entered into a purchase agreement to acquire S21 miners with a combined exahash of 2.52 or approximately 12,900 miners from Bitmain for approximately $50.4 million, of which $2.4 million was paid as of December 31, 2023, and included in other current assets on the Company's consolidated balance sheets. Delivery of the miners is expected between the first and second quarters of 2024.
In September 2023, the Company entered into a purchase agreement to acquire S19 XP miners with a combined exahash of 4.08 or 28,400 miners from Bitmain for approximately $77.1 million, of which $4.1 million was paid as of December 31, 2023. As of December 31, 2023, the Company had received approximately 22,700 miners. The remaining miners were received in January 2024.

As of the reporting date of this Annual Report on Form 10-K, we have completed payment on all new bitcoin miners ordered for 2024.
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
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against Core Scientific, Inc., its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities and Exchange Act by allegedly failing to disclose to investors that – among other things – the Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. Core filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

On April 14, 2023, the Court appointed lead plaintiff for the purported class in Pang, individually and on behalf of a class of claimants, filed proofs of claim against the Company in its Chapter 11 Cases in the United States Bankruptcy Court, Southern District (Houston) of Texas based upon the allegations set forth in Pang and Core filed an objection to the proofs of claim.
On December 7, 2023, the United States Bankruptcy Court for the Southern District of Texas in Houston, sustained the Company’s objection to the filed class proof of claim without prejudice to re-file a proof of claim on an individual basis by December 20, 2023; and denied plaintiff’s Motion for Class Treatment under Fed. R. Bankr. P. 7023. No individual proof of claim was filed by any of the class representatives of the purported class action by December 20, 2023, and a separately filed objection to confirmation of Debtors’ Fourth Amended Chapter 11 Plan and Disclosure Statement was overruled by the Bankruptcy Court on January 16, 2024. On January 29, 2024, plaintiff filed a notice of appeal of the order confirming the Company’s Plan of Reorganization.
Following Core’s motion to dismiss in the District Court case, the Court dismissed without prejudice the 10(b) claim in its entirety for failure to plead scienter and loss causation and all but a single statement under Section 11 and Section 14 of the Exchange Act. The Court also held that none of the Defendants other than Michael Levitt were control persons under Section 15 (even though Mr. Levitt was not even named as a Defendant under Section 15). Core filed a motion for reconsideration of the Court’s failure to dismiss the remaining Section 11 claim and filed an answer to the Plaintiff’s remaining claim.
Employment Claim
On September 30, 2022, Harlin Dean, a former executive of Blockcap, Inc. (n/k/a Core Scientific Acquired Mining, LLC) sent a demand letter to the Company, seeking approximately $9.8 million. Along with the demand letter, Mr. Dean enclosed a complaint that had been filed in the 419th Judicial District Court, Travis County, Texas, which asserted the following causes of action: (1) breach of employment agreement; (2) quantum meruit; (3) promissory estoppel; (4) conversion; (5) declaratory relief; (6) equitable relief/specific performance; (7) imposition of constructive trust; (8) accounting; and (9) attorneys’ fees and costs. According to Mr. Dean, the Company failed to honor the terms of his employment agreement upon his resignation.
Following the Company’s filing of the Chapter 11 Cases, Dean filed proofs of claim in the Chapter 11 Cases alleging the Company breached Mr. Dean’s employment agreement and various equity award agreements. Mr. Dean seeks a total recovery of approximately $8 million. The Debtors filed an objection to Mr. Dean’s proofs of claim on September 19, 2023. Mr. Dean filed a reply in support of his claim and moved for summary judgment on October 19. Adjudication of the validity and value of Dean’s proof of claim is pending. As a general unsecured creditor under the Plan of Reorganization, any amount determined to be owed to plaintiff will be paid in common shares of the Company as provided in the Plan of Reorganization.
Contract Claims
GEM Mining 1, LLC, GEM Mining 2, LLC, GEM Mining 2B, LLC, and GEM Mining 4, LLC (together “GEM”) have filed proofs of claim in the Chapter 11 Cases alleging the Company breached its hosting agreements with GEM and are seeking to recover approximately $4.1 million. The Debtors filed an initial objection to GEM’s proofs of claim on May 4, 2023, and filed a supplemental objection on May 6, 2023. GEM filed a response in opposition to Debtors’ objections on September 6, 2023. Additionally, GEM 1 and GEM 4 filed proofs of claim in the Chapter 11 Case asserting approximately $8 million in rejection damages. The Debtors are currently preparing an objection to these claims along with a reply to GEM’s response to the Debtors’ earlier filed objections. As a general unsecured creditor under the Plan of Reorganization, any amount determined to be owed to plaintiff will be paid in common shares of the Company as provided in the Plan of Reorganization.
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
On September 14, 2023, the Debtors and Celsius entered into a PSA that provides in addition to a full mutual release of claims asserted against each party in the respective bankruptcy cases for a cash payment by Celsius to the Company of $14.0 million and a full and final release of all claims of Celsius against the Debtors related to the Celsius Contracts, in exchange for the Debtors’, (i) sale to Celsius of the Debtors’ Cedarvale Facility and certain related assets, (ii) grant to Celsius of a perpetual, non-transferable (except as described in Section 14 of the PSA), non-exclusive limited license to use identified Company intellectual property solely as and to the extent necessary to (x) finish construction and development of the Cedarvale Facility, (y) develop and construct other

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

mining facilities on other properties owned or leased by Celsius similar in type and scope to the Cedarvale Facility, and (z) operate all of the foregoing, (iii) assumption and assignment to Celsius of certain executory contracts, and (iv) unequivocal release of claims against Celsius asserted by the Company in connection with the Celsius Chapter 11 Cases and the Company’s Chapter 11 Cases. On November 2, 2023, the Company received the payment of $14.0 million from Celsius in connection with the PSA.
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

In April 2023, Sphere 3D Corp. filed a proof of claim against the Debtors in the Chapter 11 Cases alleging a claim for approximately $39.5 million allegedly pursuant to a contract for services as to which the Debtors were allegedly a party and failed to perform and other claims related thereto. On January 16, 2024, the Bankruptcy Court entered an order granting Sphere 3D Corp. (“Sphere”) an allowed $10 million general unsecured claim and a complete and final release of all claims of Sphere and Gryphon Digital Mining, Inc. (“Gryphon”) against the Debtors related to the hosting contracts. As part of the resolution, all miners have been returned to the client. Furthermore, the adversary proceeding was dismissed with prejudice, against both Gryphon and Sphere. The satisfaction of the settlement resulted in a gain of $23.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023.
In November 2022, McCarthy Building Companies, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging breach of contract for failing to pay when due certain payments allegedly owing under a contract for construction entered into between the parties. The case has been stayed as a result of the Company’s filing of a petition for relief under chapter 11 of the United States Bankruptcy Code. On January 18, 2024, the Bankruptcy Court entered the McCarthy Order approving the parties’ agreement to settle all claims and release all liens of McCarthy against the Company. See Note 3 — Chapter 11 Filing and Other Related Matters for further details.
As of December 31, 2023 and 2022, there were no other material loss contingency accruals for legal matters.
Leases—See Note 9 — Leases for further information.
Loss on legal settlements—The Company recognized a loss of $2.6 million during the year ended December 31, 2021, with respect to the resolution of legal actions for damages resulting from the early termination of agreements by former customers.
11. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2023, the Company had 14.9 million warrants outstanding, including: (a) 8.6 million Public Warrants and (b) 6.3 million Private Placement Warrants issued to XPDI Sponsor LLC (“Sponsor”) and certain institutional investors (“Anchor Investors”). All of these warrants were cancelled without any payment therefore pursuant to the Plan of Reorganization.
Prior to the warrants’ cancellation under the Plan of Reorganization, each Public Warrant and Private Placement Warrant were exercisable 30 days following the Closing Date of the XPDI Merger for one share of common stock at an exercise price of $11.50 per share for the five years from the Closing Date (January 19, 2027).
Redemption of Private Placement Warrants
The Private Placement Warrants were also cancelled without payment pursuant to the Plan of Reorganization. The terms of redemption of the Private Placement Warrants were identical in all respects to those for the Public Warrants except that, so long as they are held by the Sponsor, Anchor Investors or their permitted transferees they were not redeemable, except when the price per share of common stock equaled or exceeded $10.00. If the Private Placement Warrants were held by someone other than the Sponsor, the Anchor Investors or their respective permitted transferees, the Private Placement Warrants were redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Effect of Chapter 11 Filing
As discussed in Note 3 - Chapter 11 Filing and Other Related Matters, liabilities that may be affected by the Plan of Reorganization must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court. The warrants were classified as liabilities subject to compromise at their expected allowed amount of zero as of December 31, 2023

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

and 2022. Their fair value of $0.3 million was derecognized as a gain in Reorganization items, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.
12. STOCKHOLDERS' (DEFICIT) EQUITY
Authorized Capital—As of December 31, 2023, the Company was authorized to issue 10.0 billion shares of common stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share.
In January 2021, in connection with a stockholder loan, the Company issued a warrant to the stockholder to purchase up to 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant expired unexercised in January 2023.
As a result of the Business Combination, all of XPDI’s Class A Common Stock and Class B Common Stock automatically converted into 30.8 million shares of Core common stock on a one-for-one basis. XPDI’s 8.6 million public warrants issued in its initial public offering (the “Public Warrants”) and 6.3 million warrants issued in connection with private placement at the time of XPDI’s initial public offering (the “Private Placement Warrants”) became warrants for Core common stock.
Following the Business Combination with XPDI, each share of common stock or warrant was converted to shares of Core common stock or a warrant to purchase shares of Core common stock based on an exchange ratio of 1.60015286880.
On January 15, 2024, the Debtors filed with the Bankruptcy Court the Plan of Reorganization, and on January 16, 2024, the Bankruptcy Court entered the Confirmation Order.
On the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan of Reorganization and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock, par value $0.00001 per share (the “New Common Stock”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date and in accordance with the Plan of Reorganization, issued the: (i) New Common Stock, (ii) Warrants, (iii) CVRs, (iv) Secured Convertible Notes, (v) Secured Notes and (vi) the GUC CVRs (each, as defined below). Such securities, rights, or interests were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code.
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued, or will issue:
•176,266,782 shares of New Common Stock;
•180,241,211 Warrants;
•New Secured Convertible Notes in an aggregate principal amount of $260.0 million;
•New Secured Notes in an aggregate principal amount of $150.0 million;
•51,783,625 CVRs; and
•GUC CVRs.
Equity Line of Credit
In July 2022, the Company entered into a common stock purchase agreement (the “Equity Line of Credit”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley. Pursuant to the Equity Line of Credit, the Company had the right to sell to B. Riley, up to $100.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of Common Stock pursuant to the Equity Line of Credit, and the timing of any sales, were solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Equity Line of Credit. The Equity Line of Credit was terminated as a result of the Plan of Reorganization and the obligations of the parties under the Equity Line of Credit were extinguished.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Equity Line of Credit, upon execution of the Equity Line of Credit in July 2022, the Company issued 0.6 million shares to B. Riley with a fair value of $1.1 million at issuance which was recorded within other non-

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

operating expenses, net on the Company’s Consolidated Statements of Operations and presented as equity line of credit expenses on the Consolidated Statements of Cash Flows. In addition, the Company reimbursed $0.1 million of reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Equity Line of Credit and the Registration Rights Agreement.
During the year ended December 31, 2022, the Company issued 13.4 million shares under the Equity Line of Credit for a total sales price to B. Riley of $20.7 million is net of $0.6 million for the fixed 3.0% discount to the VWAP described above which was recorded within other non-operating expenses, net on the Company’s Consolidated Statements of Operations and presented as equity line of credit expenses on the Consolidated Statements of Cash Flows. During the year ended December 31, 2023, the Company did not issue any shares under the Equity Line of Credit. No shares of common stock were available to be issued under the Equity Line of Credit as of December 31, 2023, and the Equity Line of Credit was terminated as a result of the Plan of Reorganization.
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
There were no warrant exercises during the year ended December 31, 2023.
Convertible Note Exercises
As discussed in Note 7 — Notes Payable, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $31.4 million from issuance through December 31, 2022, as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the year ended December 31, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised. There were no exercises of Convertible Notes during the year ended December 31, 2023.
SPAC Vesting Shares
1.7 million common shares are subject to vesting requirements, as described further in Note 4 — Business Combinations, Acquisitions and Restructuring. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.
Vendor Settlement
In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition. In addition, the vendor liability requires settlement in cash based on the difference between the weighted average of the closing price of the Company’s common stock for each day there was a closing price during the thirty consecutive days immediately prior to the expiration of the lockup period (defined in the agreement as 180 days from the date from the closing of the XPDI merger) and the $21.3 million contractual amount of the liability. During the year ended December 31, 2022, we recorded $9.5 million, within Other non-operating expenses, net on the Consolidated Statements of Operations related to changes in the fair value of the vendor liability. There were no changes in the fair value of the vendor liability during the year ended December 31, 2023. As of December 31, 2023 and 2022, the fair value of the liability of $18.1 million was recorded within Liabilities subject to compromise on the Consolidated Balance Sheets.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Equity Incentive Plans
The Company has outstanding awards under the 2018 Omnibus Incentive Plan (the “2018 Plan”). No new awards can be made under the 2018 Plan subsequent to the XPDI Merger, as described below. Awards that were granted under the 2018 Plan included incentive stock options (must meet all statutory requirements), non-qualified stock options and restricted stock units. Awards granted under the 2018 Plan were subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and were required to be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s Board of Directors (the “Board of Directors”).
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
At the Special Meeting in connection with the XPDI Merger, the stockholders of XPDI approved the Core Scientific, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). Awards granted under the 2021 Plan may be incentive stock options (subject to satisfaction of applicable statutory requirements), non-qualified stock options, stock appreciation rights, restricted stock and stock units, performance awards and other cash-based or stock-based awards. Awards granted under the 2021 Plan are subject to a minimum vesting period of at least one year commencing from the date of grant. Additionally, options granted under the plan must expire within ten years of the grant date and must be granted with exercise prices of no less than the fair value of the common stock on the grant date, as determined by the Company’s Board of Directors. Following the consummation of the Business Combination, the Company expects that its Board of Directors will make grants of awards under the 2021 Plan to eligible participants. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 45.0 million shares. As of the Effective date of the Plan of Reorganization, the Company no longer grants equity incentive awards under the 2021 Plan.
Stock-Based Compensation
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of December 31, 2023, we had unvested or unexercised stock-based awards outstanding representing approximately 60.9 million shares of our common stock, consisting of approximately 38.4 million RSAs and RSUs and options to purchase approximately 22.6 million shares of our common stock.
On June 8, 2022, the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company approved an amendment to the Company’s award agreement for the RSUs outstanding under the 2018 Plan, to provide for the waiver and elimination of the requirement that the Company undergo a “change in control” or a “public offering” for full vesting of the previously outstanding time-vested award (the “RSU Amendment”). Although the mergers that the Company underwent did not satisfy the event-based vesting requirement, they significantly reduced the possibility of the requirement being met as contemplated under the 2018 Plan. The RSU Amendment was authorized and approved by the Board of Directors and the Compensation Committee as necessary, desirable, and in the best interest of the Company and its stockholders. As a result of the RSU Amendment, all outstanding RSUs under the 2018 Plan are subject only to time-based vesting, of which RSUs covering approximately 42.0 million shares of Common Stock were net settled, with approximately 15.0 million shares of Common Stock to be canceled and forfeited to satisfy tax withholding obligations in June 2022.
The Company recognizes the cost of services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date. For the years ended December 31, 2023, 2022 and 2021, the Company’s consolidated operating results included $28.9 million, $36.6 million, and $0.9 million of stock-based compensation expense related to restricted stock units issued to employees, respectively, and $30.0 million, $146.3 million and $5.8 million of stock-based compensation expense related to stock options issued to employees and consultants, respectively. In addition, for the year ended December 31, 2021, the Company recognized $32.2 million of post-combination expense for share-based compensation awards related to the Blockcap acquisition

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

described in Note 4 — Business Combinations, Acquisitions and Restructuring. The total tax benefit related to stock-based compensation was nil, nil, and $6.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 is included in the Company’s Consolidated Statements of Operations as follow:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$5,050	$25,779	$4,084
Research and development	1,337	22,093	1,140
Sales and marketing	4,929	9,401	836
General and administrative[1]	47,576	125,621	32,877
Total stock-based compensation expense[1]	$58,892	$182,894	$38,937
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
Expected Dividends—The Company has no history of paying cash dividends and has no present intention to pay common stock cash dividends in the future; as a result, the expected dividend yield is 0% as of December 31, 2023 and 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2023, is as follows (amounts in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding - January 1, 2023	23,915	8.64
Granted	—	—
Exercised	(3)	1.44
Forfeited	(674)	11.47
Expired	(663)	6.60
Options outstanding - December 31, 2023	22,575	$8.88	6.9	$—
Options vested and expected to vest as of December 31, 2023	22,575	$8.88	7.9	$—
Options vested and exercisable as of December 31, 2023	10,508	$7.42	5.8	$—
The weighted-average grant date fair value of options granted was nil as no options were granted during the years ended December 31, 2023 and 2022. The total fair value of stock options vested during the years ended December 31, 2023 and 2022, was nil and $0.6 million, respectively.
As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was approximately $55.4 million, which is expected to be recognized over a weighted-average time period of 2.1 years.
Restricted Stock Units—Restricted stock units (“RSUs”) granted in 2018 required that the holder elect before the date of grant whether the RSUs will vest either:
•Over a 4-year service period, or
•Over a 4-year service period and upon either i) completion of an initial public offering of the Company’s common stock, or ii) upon consummation of a transaction resulting in a change in control of the Company.
RSUs granted in 2022 generally vest over a 4-year service period and upon either i) completion of an initial public offering of the Company’s common stock, or ii) upon consummation of a transaction resulting in a change in control of the Company.
A summary of RSU activity for the year ended December 31, 2023, is as follows (amounts in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2023	45,216	$2.79
Granted	—	—
Vested	(217)	10.11
Forfeited	(6,641)	3.18
Unvested - December 31, 2023	38,358	$2.69
As of December 31, 2023, the Company had approximately $55.6 million of unrecognized stock-based compensation expense related to RSUs, of which $44.8 million is expected to be recognized over a weighted-average time period of 2.1 years and $10.8 million is related to RSUs for which some or all of the requisite service had been provided under the service condition but had performance conditions that had not yet been achieved. For RSUs subject to both the service and performance conditions, the unrecognized compensation expense will be recognized as expense when it is probable that the performance conditions will be achieved. The performance conditions for the RSUs are satisfied upon the earlier of a change in control or an initial public offering. The performance condition can be met in future years only with respect to a change in control or waiver of the condition by the Company’s Board of Directors and is not expected to occur, if at all, prior to expiration of the applicable lock-up period. If the performance conditions become probable of being achieved before the end of the requisite service period, the unrecognized

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

compensation expense for which requisite service has not been provided will be recognized as expense prospectively on an accelerated attribution basis over the remaining requisite service period.
13. INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. The Company had $0.7 million of income tax expense, $17.1 million income tax benefit and $15.8 million income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
Current tax:
Federal	$—	$74	$—
State	683	1,356	6,235
Total current tax	683	1,430	6,235
Deferred tax:
Federal	—	(18,532)	11,218
State	—	11	(1,690)
Total deferred tax	—	(18,521)	9,528
Total income tax expense (benefit)	$683	$(17,091)	$15,763

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The reconciliation between the U.S. statutory tax rate and the Company’s effective tax is presented as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax (benefit) expense applied to loss before income taxes	$(51,619)	$(454,316)	$13,246
State income taxes, net of federal benefit	12,325	(31,667)	3,591
Stock compensation	16,578	4,789	141
Non-deductible interest	11,659	11,366	5,310
Fair value adjustment - convertible notes	—	(10,942)	3,370
Reorganization costs	40,572	—	—
Non-deductible expenses	—	288	(702)
Valuation allowance	(29,195)	241,892	(9,180)
Goodwill impairment	—	221,499	—
Other permanent items	363	—	(13)
Total income tax expense (benefit)	$683	$(17,091)	$15,763

The Company’s deferred tax assets and liabilities are detailed as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforward	$73,272	$79,729	$29,837
Capital loss carryforward	50,313	52,765	—
Deferred interest carryforward	18,438	11,289	—
Research tax credit carryforward	483	404	404
Reserves and accruals	2,440	4,248	148
Stock-based compensation	17,614	16,917	15,190
Unrealized capital loss	—	—	—
Property, plant and equipment, net	53,334	75,349	—
Digital asset impairment loss	6	—	8,368
Debt extinguishment loss	2,446	2,561	2,558
Intangibles (other than goodwill)	2,660	2,301	2,270
Leases	2,099	7,062	5,231
Capitalized research and development expenses	4,226	801	—
Other	6	169	3
Gross deferred tax assets	227,337	253,595	64,009
Valuation allowance	(219,515)	(248,710)	(6,781)
Deferred tax assets, net of valuation allowance	7,822	4,885	57,228
Deferred tax liabilities:
Deferred settlement	(6,031)	—	—
Operating lease ROU assets	(1,791)	(4,885)	—
Property, plant and equipment, net	—	—	(75,759)
Deferred tax liabilities, net	(7,822)	(4,885)	(75,759)
Total net deferred tax assets (liabilities)	$—	$—	$(18,531)

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$248,710	$6,781	$15,961
Change related to current net operating losses and impairments	(561)	241,892	20,680
Net change related to generation of tax attributes	—	—	(695)
Change related to deferred tax adjustments	(37,485)	37	(20,025)
Change related to prior period adjustments	8,851	—	(137)
Acquisition deferred tax liabilities	—	—	(9,003)
Ending Balance	$219,515	$248,710	$6,781
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the positive and negative evidence available, the Company has recorded a valuation allowance of $219.5 million. The valuation allowance primarily relates to deferred tax assets for fixed assets, net operating loss carryforwards and capital loss carryforwards.
As of December 31, 2023, the Company has federal and state net operating loss carryforwards in the amount of $330.2 million and $106.6 million, respectively. As of December 31, 2022, the Company had federal and state net operating loss carryforwards in the amount of $344.6 million and $198.5 million, respectively. The federal net operating loss can be carried forward indefinitely, however the utilization of the federal net operating loss for a tax year is equal to the lesser of (1) the aggregate of the net operating loss carryovers to such year, plus the net operating carrybacks to such tax year, or (2) 80% of taxable income determined without regard to the deduction. The Company's state net operating loss carryforwards range from 2033 to indefinite. As of December 31, 2023, the Company had U.S. federal and state capital loss carryforwards of $220.3 million and $109.6 million, respectively. The capital loss carryforwards begin to expire in 2027.
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

At December 31, 2023, we recorded a total amount of unrecognized tax benefit of $0.3 million. The Company had no unrecognized income tax benefits as of December 31, 2022. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company's estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s 2019 through 2023 tax years are subject to U.S. federal and state examination.
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
Upon the closing of the Merger Agreement with XPDI in January 2022, the Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share and also began to meet the definition of a participating security. On or after the closing of the Business Combination, dividend payments made to equity holders of the Company are also made ratably to holders of the Convertible Notes on an as-converted basis. As a result, the Convertible Notes meet the

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

definition of participating securities based on their respective rights to receive dividends and they are treated as a separate class of securities in computing basic EPS using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. However, undistributed losses are not allocated to the Convertible Notes under the two-class method because holders of the Convertible Notes do not have a contractual obligation to share in the losses of the Company. Diluted EPS for the Convertible Notes is calculated under both the two-class and if-converted methods, and the more dilutive amount is reported.
Restricted stock awards assumed from the SPAC Vesting Shares issued as part of the XPDI Merger in January 2022 also have non-forfeitable rights to receive dividends, if declared, and meet the definition of participating securities. Because these instruments do not have a contractual obligation to share in the losses of the Company, undistributed losses are not allocated to them.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(246,487)	$(2,146,318)	$47,312

Weighted average shares outstanding - basic	379,863	340,647	207,263
Add: Dilutive share-based compensation awards	—	—	26,042
Weighted average shares outstanding - diluted	379,863	340,647	233,305

Net (loss) income per share - basic	$(0.65)	$(6.30)	$0.23
Net (loss) income per share - diluted	$(0.65)	$(6.30)	$0.20
On January 23, 2024, the Company emerged from bankruptcy, which resulted in various transactions that affected the capital structure of the Company. Refer to Note 17 — Subsequent Events for more details.

Potentially dilutive securities includes securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive and contingently issuable shares for which all necessary conditions for issuance had not been satisfied by the end of the period. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	22,575	23,915	6,716
Warrants	14,892	18,311	—
Restricted stock	38,358	45,217	84,035
Convertible Notes	69,998	69,998	—
Share settled liability	—	—	1,943
SPAC vesting shares	1,725	1,725	—
Total potentially dilutive shares	147,548	159,166	92,694
15. SEGMENT REPORTING
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

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

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
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Hosting Segment[1]
Revenue:
Hosting revenue	$112,067	$159,688	$79,323
Equipment sales	—	82,829	248,235
Total revenue	112,067	242,517	327,558
Cost of revenue:
Cost of hosting services	87,245	169,717	77,678
Cost of equipment sales	—	67,114	177,785
Total cost of revenue	87,245	236,831	255,463
Gross profit	$24,822	$5,686	$72,095
Gross margin[2]	22%	2%	22%
Mining Segment
Digital asset mining revenue	$390,333	$397,796	$216,925
Total revenue	390,333	397,796	216,925
Cost of revenue	291,696	395,082	50,158
Gross profit	$98,637	$2,714	$166,767
Gross margin[2]	25%	1%	77%
Consolidated total revenue	$502,400	$640,313	$544,483
Consolidated cost of revenue	$378,941	$631,913	$305,621
Consolidated gross profit	$123,459	$8,400	$238,862
Consolidated gross margin(2)	25%	1%	44%
1 During the year ended December 31. 2022, our “Hosting” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”.
2 Gross margin is calculated as gross profit as a percentage of total revenue.
For the years ended December 31, 2023, 2022 and 2021, cost of revenue included depreciation expense of $6.9 million, $12.1 million and $7.4 million, respectively for the Hosting segment. For the years ended December 31, 2023, 2022 and 2021, cost of revenue included depreciation expense of $88.5 million, $214.8 million and $24.3 million, respectively for the Mining segment.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of December 31, 2023 and 2022, all of the Company’s fixed assets were located in the United States. For the years ended December 31, 2023 and 2022, 100% and 99% of the Company’s revenue was generated in the United States, respectively. For the years ended December 31, 2023 and 2022, 78% and 62%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility. As of December 31, 2023 and 2022, substantially all of our digital assets were held by two third-party digital asset services.
For the years ended December 31, 2023, 2022 and 2021, the concentration of customers comprising 10% or more of the Company’s total revenue are as follows:

	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	Percent of total revenue:			Percent of Hosting segment revenue:
Customer
A	N/A	N/A	15%	N/A	N/A	26%
B	N/A	N/A	14%	N/A	N/A	23%
E	N/A	14%	N/A	N/A	38%	N/A
F1	11%	N/A	N/A	49%	N/A	N/A
1 On the Effective Date, Customer F became a minority shareholder of the Company.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reportable segment gross profit	$123,459	$8,400	$238,862
(Loss) gain on legal settlement	—	—	(2,636)
Gain from sales of digital assets	3,893	44,298	4,814
Impairment of digital assets	(4,406)	(231,315)	(37,206)
Change in fair value of derivative instruments	(3,918)	—	—
Impairment of goodwill and other intangibles	—	(1,059,265)	—
Impairment of property, plant and equipment	—	(590,673)	—
Losses on exchange or disposal of property, plant and equipment	(1,956)	(28,025)	(118)
Operating expense:
Research and development	7,184	26,962	7,674
Sales and marketing	7,019	12,731	4,062
General and administrative	93,908	213,280	60,486
Total operating expense	108,111	252,973	72,222
Operating income (loss)	8,961	(2,109,553)	131,494
Non-operating expense, net:
(Gain) loss on debt extinguishment and other	(20,065)	287	8,016
Interest expense, net	86,238	96,826	44,354
Fair value adjustment on convertible notes	—	186,853	16,047
Fair value adjustment on derivative warrant liabilities	—	(37,937)	—
Reorganization items, net	191,122	(197,405)	—
Other non-operating (income) expenses, net	(2,530)	5,232	2
Total non-operating expense, net	254,765	53,856	68,419
(Loss) income before income taxes	$(245,804)	$(2,163,409)	$63,075
16. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into various transactions with related parties.
The Company had agreements to provide hosting services to various entities that are managed and invested in by individuals that were directors and executives of the Company in 2023. For the years ended December 31, 2023 and 2022, the Company recognized hosting revenue from the contracts with these entities of $10.1 million and $29.5 million, respectively. In addition, for the years ended December 31, 2023 and 2022, there was equipment sales revenue recognized of nil and $71.4 million to these same various entities. Receivables from these entities were nil as of December 31, 2023, and a nominal amount as of December 31, 2022.
In 2022, the Company reimbursed its former chief executive officer, and its co-founder and director, for use of a personal aircraft for flights taken on Company business. We did not make such reimbursements in fiscal 2023. For the years ended December 31, 2023 and 2022, the Company incurred reimbursements of nil and $1.9 million, respectively. Nominal amounts were payable at December 31, 2023 and 2022.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS
Payoff of DIP
On January 4, 2024, the Company pre-paid the outstanding balance of $4.5 million on the Replacement DIP Facility provided by B. Riley Financial, the Company’s DIP lender. The $4.5 million payment included exit fees of approximately $0.2 million. The Replacement DIP was terminated on the Effective Date.
Equity Rights Offering
On November 20, 2023, the Company commenced an equity rights offering (the “Equity Rights Offering”) of common shares of the reorganized Company (the “ERO Shares”) in an aggregate amount of $55 million. Also, on November 16, 2023, the Company entered into an agreement (the “Backstop Commitment Letter”) with the parties named therein (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to severally and not jointly backstop $37.1 million of the Equity Rights Offering (the “Backstop Commitment”), subject to the terms and conditions of the Backstop Commitment Letter.
The subscription period for the ERO expired on January 5, 2024. The Equity Rights Offering was oversubscribed and the aggregate subscriptions (including oversubscriptions) exceeded the number of ERO Shares offered to be purchased as part of the Equity Rights Offering. The results of the Equity Rights Offering render the previously arranged Backstop Commitment unnecessary.
Emergence from Bankruptcy
As disclosed in Note 1 — Organization and Description of Business, on December 21, 2022, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.

On January 15, 2024, the Debtors filed with the Bankruptcy Court the Plan of Reorganization, and on January 16, 2024, the Bankruptcy Court entered the Confirmation Order.

On the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan of Reorganization and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock, par value $0.00001 per share (the “New Common Stock”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date and in accordance with the Plan of Reorganization, issued the: (i) New Common Stock, (ii) Warrants, (iii) CVRs, (iv) Secured Convertible Notes, (v) Secured Notes and (vi) the GUC CVRs (each, as defined below). Such securities, rights, or interests were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code.

On the Effective Date, pursuant to the Plan of Reorganization, the Company issued:
•176,266,782 shares of New Common Stock (as defined below);
•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants (as defined below) and 81,927,898 Tranche 2 Warrants (as defined below)
•51,783,625 CVRs; and
•GUC CVRs.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

On the Effective Date, pursuant to the Plan of Reorganization, the Company issued the following debt instruments, which are defined and described in further detail below (in thousands):

Principal Balance
Exit Credit Agreement	$61,200
Secured Notes Indenture	$150,000
Secured Convertible Notes Indenture	$260,000
Miner Equipment Lender Agreements	$52,947
In addition, approximately $4.6 million of finance lease liabilities and $15.0 million of debt were reinstated pursuant to the Plan of Reorganization.
Exit Credit Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into a credit and guaranty agreement, dated as of January 23, 2024 (the “Exit Credit Agreement”), by and among the Company, as borrower, the guarantors named therein, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent, consisting of an $80 million first-lien credit facility with certain holders of the Company’s April Convertible Notes and August Convertible Notes (in such capacity, the “Exit Lenders”) equal to (i) a $40 million term loan comprised of (x) a $20 million initial term loan and (y) a $20 million delayed-draw term loan and (ii) a $40 million roll-up of the outstanding balance of the April Convertible Notes and August Convertible Notes (the “Exit Facility”). The Exit Facility will mature on January 23, 2027.
From the Effective Date, cash borrowings under the Exit Facility bear interest at 9.0% per annum, payable on the first business day of each Fiscal Quarter (as defined in the Exit Credit Agreement), commencing on April 1, 2024. The Exit Facility amortizes in equal quarterly installments of $1.25 million beginning on January 1, 2026. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the Exit Credit Agreement), the obligations under the Exit Facility shall automatically bear interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on each interest payment date (unless the administrative agent demands prior payment).
Obligations under the Exit Credit Agreement are secured by a valid and perfected lien and security interest on substantially all assets and property of the Company and the guarantors thereof, including a first-priority lien on all new, unencumbered miner equipment purchased by the Company or any subsidiary thereof other than the following, which are each secured by a second priority lien on, (i) Equipment Priority Collateral (as defined below) and (ii) future financed equipment. Obligations under the Exit Credit Agreement are guaranteed by all direct and indirect subsidiaries of the Company.
The Exit Facility provides for affirmative, negative and financial covenants, that, among other things, limit the ability of the Company and, in certain cases, certain of the Company’s subsidiaries, to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with our affiliates. The Exit Facility also imposes financial maintenance covenants in the form of a maximum leverage ratio and minimum liquidity requirements. The Exit Facility contains certain events of default, including, without limitation, nonpayment of principal, nonpayment of interest, fees or other obligations after three business days, bankruptcy events of the Company or any of its subsidiaries and certain changes of control.
Secured Notes Indenture
On the Effective Date, under the terms of the Plan of Reorganization, the Company issued $150.0 million aggregate principal amount of senior secured notes due 2028 (the “Secured Notes”) pursuant to a secured notes indenture (the “Secured Notes Indenture”) among (i) the Company, as the issuer, (ii) the guarantors named therein and (iii) Wilmington Trust, National Association, as trustee and collateral agent (the “Secured Notes Agent”).
The maturity date of the Secured Notes is January 23, 2028. The Secured Notes bear interest at a rate of 12.5% per annum, payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024. There is no amortization on the New Secured Notes prior to maturity.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Secured Notes are secured by a valid and perfected second lien and security interest on substantially all assets of the Company and the guarantors thereof, which liens are junior in priority to liens securing the Exit Facility and are subject to the terms of the New Intercreditor Agreement. The Secured Notes are guaranteed by all direct and indirect subsidiaries of the Company.
The Company is entitled to prepay the notes prior to maturity. If the notes are prepaid after the first year (including in the event that the notes are accelerated), or if the notes are not paid when due at the stated maturity, the Company is required to pay a premium on the outstanding principal amount equal to: (a) 1.00% of the aggregate principal amount of the notes then outstanding, if the notes are prepaid on or after the first anniversary of the Issue Date (as such term is defined in the Secured Notes Indenture) and prior to the second anniversary of the Issue Date, (b) 2.00% of the aggregate principal amount of the notes then outstanding, if the notes are prepaid on or after the second anniversary of the Issue Date and prior to the third anniversary of the Issue Date and (c) 3.00% of the aggregate principal amount of the notes then outstanding, if the notes are prepaid on or after the third anniversary of the Issue Date or if the notes are not paid when due at maturity, in each case whether such payment is made before or after an event of default or an acceleration (including any acceleration as a result of an insolvency proceeding) of all or part of the notes. No prepayment premium shall be applicable in connection with any prepayment, repayment or refinancing that occurs prior to the first anniversary of the Issue Date.
The Secured Notes Indenture contains affirmative and negative covenants consistent with those in the Exit Facility and the Secured Convertible Notes Indenture that, among other things, limit the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The Secured Notes Indenture contains certain events of default, including, without limitation, nonpayment of principal, nonpayment of fees, interest or other obligations after three business days, violations of the covenants (subject, in the case of certain affirmative covenants, to certain grace periods), and bankruptcy events of the Company or any of its subsidiaries.
Secured Convertible Notes Indenture
On the Effective Date, under the terms of the Plan of Reorganization, the Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “Secured Convertible Notes”) pursuant to a secured convertible notes indenture (the “Secured Convertible Notes Indenture”) among (i) Core Scientific, Inc., as the issuer, (ii) the guarantors party thereto and (iii) Wilmington Trust, National Association, as trustee and as collateral agent for the Secured Convertible Notes (in such capacity, the “Secured Convertible Notes Agent”). The Secured Convertible Notes were issued to holders of the Company’s April Convertible Notes and August Convertible Notes.
The maturity date of the Secured Convertible Notes is January 23, 2029. The Secured Convertible Notes bear interest payable quarterly on March 15, June 15, September 15 and December 15, beginning on June 15, 2024, at the Company’s option, (i) in cash at a rate of 10% per annum, or (ii) in cash at a rate of 6% of per annum and in stock at a rate of 6% of per annum (the “Cash/PIK Interest”); provided that the payable-in-stock portion of the Cash/PIK Interest is payable in New Common Stock using a price equal to the volume weighted average price of the New Common Stock for the 20-consecutive trading day period immediately preceding the date that is three business days prior to the applicable interest payment date.
The Secured Convertible Notes are secured by a valid and perfected third lien and security interest on substantially all assets of the Company and the guarantors thereof, and which liens are junior in priority to liens securing the Exit Facility and Secured Notes and are subject to the terms of the New Intercreditor Agreement. The Secured Convertible Notes are guaranteed by all direct and indirect subsidiaries of the Company.
Upon the occurrence of a Fundamental Change (as such term is defined in the Secured Convertible Notes Indenture), the holders of the Secured Convertible Notes have the right to require the Company to purchase all or any portion of such holder’s Secured Convertible Notes at the principal amount thereof plus accrued interest to the repurchase date. Holders may elect to convert the Secured Convertible Notes into shares of New Common Stock at any time prior to maturity at an initial conversion rate of 171.48 shares of New Common Stock per $1,000 principal amount of Secured Convertible Notes (equal to a conversion price of $5.8317 per share of New Common Stock), which the Company may deliver in cash, New Common Stock or a combination thereof. The conversion price is subject to anti-dilution adjustments upon (among other triggering events) the occurrence of certain dilutive transactions, including share dividends, splits, combinations and reclassification. The Secured Convertible Notes also automatically convert into New Common Stock if the volume weighted average price for each day for any 20 consecutive trading days is greater than or equal to 133.6% of the as-adjusted conversion price.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Secured Convertible Notes Indenture contains affirmative and negative covenants consistent with those in the Exit Facility and the Secured Notes Indenture that, among other things, limit the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The Secured Convertible Notes Indenture contains certain events of default, including, without limitation, nonpayment of principal, nonpayment of interest, fees or other obligations after three business days, and bankruptcy events of the Company or any of its subsidiaries.
Miner Equipment Lender Agreements
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into separate New Miner Equipment Lender Agreements (Election 2) with each Holder of an Allowed Miner Equipment Lender Secured Claim that is a Settling Miner Equipment Lender that elected on its Ballot (as defined in the RSA) to receive and is receiving the Miner Equipment Lender Treatment Election 2 (the “Election 2 Miner Equipment Facility Lenders”), in each case, in the principal amount of eighty percent (80%) of each applicable Holders’ Allowed Miner Equipment Lender Claim as of the Effective Date (the “Miner Equipment Lender Facility”).
The maturity date on the Miner Equipment Lender Facility is January 23, 2029. Loans issued under the Miner Equipment Lender Facility shall accrue interest (1) from the Effective Date to and including the second anniversary of the Effective Date, (x) if the Company does not deliver an Election Notice (as defined below), at a rate of 13.0% per annum and shall be payable 3.0% in cash interest and 10.0% paid-in-kind, and (y) if the Company delivers a written notice to the Election 2 Miner Equipment Facility Lenders five (5) business days prior to the due date of any interest payment during this period (an “Election Notice”), the Company may elect to have interest accrue at either (a) 12.0% per annum, payable 5.0% in cash and 7.0% paid-in-kind or (ii) 8.0% per annum, payable in cash and (2) following the second anniversary of the Effective Date, at a rate of 10.0% per annum, payable in cash. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the New Miner Equipment Lender Agreements (Election 2)), the obligations under the Miner Equipment Lender Facility may, at the option of the Election 2 Miner Equipment Facility Lenders, accrue interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on demand.
Loans issued under the Miner Equipment Lender Facility are secured by a first-priority, duly-perfected and validly enforceable lien on (i) the collateral securing each Election 2 Miner Equipment Facility Lenders’ existing equipment loan/lease and (ii) new, non-financed miners acquired by the Company after the Effective Date, in an aggregate amount of up to $18,204,559 (collectively, the “Equipment Priority Collateral”).
On the Effective Date, under the terms of the Plan of Reorganization, each Miner Equipment Facility Lender entered into a separate intercreditor agreement with the Secured Convertible Notes Agent (as defined below), the Secured Notes Agent (as defined below) and the Exit Agent with respect to the Equipment Priority Collateral.
The Miner Equipment Lender Facility contains customary covenants, representations and warranties.
Warrant Agreement
On the Effective Date and pursuant to the Plan of Reorganization and the Confirmation Order, the Company entered into a warrant agreement dated as January 23, 2024, (the “Warrant Agreement”) among the Company and Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (collectively, in such capacity, the “Warrant Agent”). Pursuant to the Warrant Agreement, the Company was authorized to issue (i) an aggregate of 98,313,313 warrants, each exercisable for one share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”) and (ii) an aggregate of 81,927,898 warrants, each exercisable for one share of New Common Stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). Pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received, for each share of the Company’s previous stock held, 0.253244 Tranche 1 Warrants and 0.211037 Tranche 2 Warrants.
Each whole Tranche 1 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Exercise Price”). Each whole Tranche 2 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $0.01 per share at any time following the time the volume weighted average price per share of New Common Stock equals or exceeds $8.72 per share on each trading day for 20 consecutive trading days (the “TEV Triggering Event”). The Tranche 1 Exercise Price and the price per share used to determine a TEV Triggering Event are subject to certain adjustments as set forth in the Warrant Agreement.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Tranche 1 Warrants will expire on January 23, 2027, and the Tranche 2 Warrants will expire on January 23, 2029, each at 5:00 p.m., New York City time, or earlier upon the occurrence of certain events as set forth in the Warrant Agreement. The Warrant Agreement provides that the Warrant Agreement, with respect to the Tranche 1 Warrants or Tranche 2 Warrants, may be amended with the prior written consent of holders holding a majority of the shares then issuable upon exercise of the Tranche 1 Warrants or Tranche 2 Warrants then outstanding, as applicable; provided, however, that any amendment or supplement to the Warrant Agreement that would reasonably be expected to materially and adversely affect any right of a holder of Warrants shall require the written consent of such holder. In addition, the consent of each holder of Warrants affected shall be required for any amendment pursuant to which the applicable exercise price would be increased, the number of shares issuable upon exercise of Warrants would be decreased (other than pursuant to adjustments provided in the Warrant Agreement) or the applicable expiration date would be revised to an earlier date; provided, however, that the Company and the Warrant Agent may amend the Warrant Agreement without the consent of holders of Warrants to (i) to cure any ambiguity; (ii) correct any defective provision; or (iii) make any other provisions with respect to matters or questions arising under the Warrant Agreement as long as the new provisions do not adversely affect (other than a de minimis adverse effect) the interest of holders of Warrants.
The Warrants may be exercised upon prior written notice of such election, payment of the applicable exercise price (together with any applicable taxes and governmental charges) and, with respect to Warrants held through the book-entry facilities of the Depository (as defined in the Warrant Agreement), surrender of the warrant certificate on or prior to the settlement date.
The Tranche 2 Warrants may be exercised on a cashless basis, pursuant to which the holder shall be entitled to receive a number of shares of New Common Stock equal to one share of New Common Stock multiplied by a fraction equal to (x) the fair market value (as of the business day immediately preceding the date on which the exercise notice was delivered) of one share of New Common Stock, minus the applicable exercise price, divided by (y) such fair market value. Holders of Warrants do not have the rights or privileges of holders of New Common Stock or any voting rights until they exercise their Warrants and receive shares of New Common Stock. After the issuance of shares of New Common Stock upon exercise of the Warrants, each holder will be entitled to the same rights as holders of New Common Stock.
Pursuant to the Warrant Agreement, holders of Warrants may exercise their Warrants only for a whole number of shares of New Common Stock. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, such fractional interest will be rounded to the next higher whole number of the number of shares of New Common Stock to be issued to the holder.
Effective January 24, 2024, the Nasdaq Stock Market LLC has approved listing of the Tranche 1 Warrants and Tranche 2 Warrants on the Nasdaq Global Market, which will trade under the symbols “CORZW” and “CORZZ,” respectively.
Contingent Value Rights Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) among (i) the Company and (ii) Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (collectively, in such capacity, the “CVR Agent”). Pursuant to the Contingent Value Rights Agreement, the Company issued 51,783,625 contingent value rights (the “CVRs”) to holders of the Company’s April Convertible Notes and August Convertible Notes who received New Common Stock pursuant to the Convertible Noteholders Equity Distribution (in such capacity, the “Payees”) in an aggregate amount of 51,783,625 shares of New Common Stock (the “Corresponding New Common Stock”). The CVRs require the Company to make payments to each Payee, of:
(i) at the first testing date, cash equal to such Payee’s pro rata share (the “Year 1 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 and (2) the fair market value of the Corresponding New Common Stock (the “First Anniversary Payment Amount”); provided that the Year 1 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 with respect to the first testing date;
(ii) at the second testing date, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 2 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 minus the First Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Second Anniversary Payment Amount”); provided that the Year 2 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus the First Anniversary Payment Amount, if any, with respect to the second testing date; and
(iii) at the third testing date, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 3 Contingent Payment Obligation”) of the lesser of (a)

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

$43,333,333.33 and (b) the difference between (1) $260,000,000 minus the sum of the First Anniversary Payment Amount and the Second Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Third Anniversary Payment Amount”); provided that the Year 3 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus (1) the First Anniversary Payment amount, if any and (2) the Second Anniversary Payment Amount, if any, with respect to the third testing date.
In each case, the fair market value of the Corresponding New Common Stock is determined by the product of (i) the volume weighted average of the closing price calculated based on the weighted average price in the consecutive 60-day period immediately prior to the applicable testing date, multiplied by (ii) Corresponding New Common Stock as of the applicable testing date.
Equity Interests
On the Effective Date, all equity interests in the Company that existed immediately prior to the Effective Date were cancelled, including the Company’s then-existing common stock and warrants, and the Company issued or caused to be issued the New Common Stock in accordance with the terms of the Plan of Reorganization.
Debt Securities and Agreements
On the Effective Date, the obligations of the Company under the Company’s April Convertible Notes, August Convertible Notes, replacement debtor-in-possession credit agreement, stock certificates, book entries, and any other certificate, share, note, bond, indenture, purchase right, option, warrant, or other instrument or document, directly or indirectly, evidencing or creating any indebtedness or obligation of or ownership interest in the Debtors giving rise to any claim or interest (except such certificates, notes or other instruments or documents evidencing indebtedness or obligations of, or interests in, the Debtors that are specifically reinstated pursuant to the Plan of Reorganization) were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.
New Common Stock and Preferred Stock
The Company is authorized to issue 10,000,000,000 shares of New Common Stock and 2,000,000,000 shares of preferred stock (the “Preferred Stock”), each having a par value of $0.00001 per share. The rights and preferences of the New Common Stock shall at all times be subject to the rights of the Preferred Stock as may be set forth in one more certificates of designations filed with the Secretary of State of the State of Delaware from time to time in accordance with the Delaware General Corporation Law and the Charter.
The number of authorized shares of Preferred Stock and New Common Stock may be increased or decreased from time to time by the affirmative vote of the holders of at least a majority of the voting power of the Company’s then outstanding shares of stock entitled to vote thereon, voting together as a single class, and no vote of the holders of any of the New Common Stock or the Preferred Stock voting separately as a class or series shall be required therefor.
The Charter authorized the Board of Directors to provide for the issuance of a share or shares of Preferred Stock in one or more series and to fix for each such series (i) the number of shares constituting such series and the designation of such series, (ii) the voting powers (if any) of the shares of such series, (iii) the powers, preferences, and relative, participating, optional or other special rights of the shares of each such series, and (iv) the qualifications, limitations, and restrictions thereof. The authority of the Board of Directors with respect to the Preferred Stock shall include, but not be limited to, determination of (i) the number of shares constituting any series, (ii) the dividend rate or rates on the shares of any series, (iii) the voting rights, if any, of such series and the number of votes per share, (iv) conversion privileges, (v) whether the shares of any series shall be redeemable, (vi) whether any series shall have a sinking fund for the redemption or purchase of shares of such series, (vii) the rights of the shares in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company and (viii) any other powers, preferences, rights, qualifications, limitations and restrictions of any series.
Management Incentive Plan
In accordance with the Plan of Reorganization, the Board of Directors will adopt an equity-based management incentive plan (the “Management Incentive Plan”), under which up to ten percent of the New Common Stock issued and outstanding, on a fully diluted basis, on the date of the Effective Date may be issued to members of the Company’s management. The Confirmation Order authorized and approved any (i) necessary action with respect to the Management Incentive Plan and (ii) reservation for issuance or share issuances pursuant to the Management Incentive Plan.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

The Board of Directors will adopt the Management Incentive Plan on or as soon as reasonably practicable after the Effective Date, but in any event no later than ninety days after the Effective Date. The participants in the Management Incentive Plan, the timing and allocations of the awards to participants, and the other terms and conditions of such awards (including, but not limited to, vesting, exercise prices, base values, hurdles, forfeiture, repurchase rights and transferability) shall be determined by the Board of Directors in its discretion.
GUC Contingent Value Rights
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued (i) 20,232,308 shares of New Common Stock, with an aggregate value, based on Plan Value, of $101,584,257, to holders of Allowed General Unsecured Claims (the “GUC Equity Distribution”) and (ii) contingent value rights (the “GUC CVRs”) to Holders of Allowed General Unsecured Claims (in such capacity, the “GUC Payees”).
Within 45 days of the GUC CVR Testing Date (as defined below), the Company will be required to pay to each GUC Payee New Common Stock in an amount equal to the lesser of (i) such GUC Payee’s pro rata share of the New Common Stock with an aggregate value, based on Plan Value, of $7,100,000 and (ii) the difference between (a) the GUC Equity Distribution at Plan Value and (b) the value of the GUC Equity Distribution as implied by the volume weighted average of the closing price of the GUC Equity Distribution during the 60 trading days prior to the GUC CVR Testing Date; provided that, to the extent that the value of the GUC Equity Distribution, as implied by the volume weighted average of the closing price during any 20 trading days over any consecutive 30 trading day period during the GUC CVR Testing Period, is equal to or in excess of the GUC Equity Distribution at Plan Value, the Company shall not owe any amounts to the GUC Payees and the GUC CVRs shall be immediately extinguished.
The testing period (the “GUC CVR Testing Period”) began on the Effective Date and will end on the date that is 18 months following the Effective Date (the “GUC CVR Testing Date”).
Federal Income Tax Consequences
As of December 31, 2023, the Tax Group had net operating loss (“NOL”) carryforwards of approximately $330.2 million (all of which are post-2017 NOLs that are subject to an 80% taxable income limitation) and certain other tax attributes before taking into account the implementation of the Plan. An ownership change is not expected with the implementation of the Plan which would, if it occurred, limit our ability to utilize our NOL carryforwards under Sec. 382 of the Internal Revenue Code (the “Tax Code”). However, certain future equity trading activity and other actions could result in an ownership change of the Tax Group independent of the Plan, which could adversely affect the ability of the Debtors to utilize their tax attributes. In addition, as discussed below, in connection with and as a result of the implementation of the Plan, the amount of the Tax Group’s NOL carryforwards, and possibly certain other tax attributes, may be reduced.
In general, the Tax Code provides that a debtor in a bankruptcy case must reduce certain of its tax attributes - such as NOL carryforwards and current year NOLs, capital loss carryforwards, tax credits, and tax basis in assets - by the amount of any cancellation of debt (“COD”) incurred pursuant to a confirmed chapter 11 plan. Based on the Plan, the Tax Group is expected to incur COD income for U.S. federal income tax purposes as a result of the implementation of the Plan and, thus, expect that the Tax Group’s NOL carryforwards or other tax attributes will be reduced as a result of any COD incurred.
Sec. 163(l) generally disallows a corporate issuer's interest deductions with respect to debt instruments payable in equity of the issuer or a related party. A debt instrument is considered “payable in equity” if by the terms of the instrument, or at the option of an issuer or related party, a substantial amount of the principal or interest is (1) required to be paid in or converted into equity, or (2) determined by reference to the value of equity. In addition, debt is considered payable in equity if the overall arrangement is such that it is “reasonably expected” that the issuer will pay in or by reference to equity, even if the issuer's payment in or by reference to equity is conditioned on events outside the issuer's control. Pursuant to the current terms of certain new debts, the Debtors may pay a portion of the interest in stock and, under certain circumstances, require the conversion of such notes into stock. In addition, a holder of the respective debts may at its option convert the notes into stock. The proper application of Sec. 163(l) in the case of the new debts is subject to varying interpretations. However, based on the current terms of the new debts, the Debtors expect disallowance of deductibility of certain interest with respect to the new debts under Sec. 163(l).
CoreWeave Agreement
In March 2024, the Company entered into a hosting agreement with CoreWeave, Inc. to supply up to 16 MW of data center infrastructure.

Core Scientific, Inc.
(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Austin Lease Agreement
In February 2024, the Company entered into a lease agreement for a data center in Austin, Texas with a current operating capacity of 12 MW (the “Austin Lease”). The Austin Lease term is eight years. Total lease payments are expected to be $97.8 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
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
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Based upon this evaluation and as discussed within this Annual Report, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on these criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this Annual Report on Form 10-K, our material weaknesses are as follows:
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
ii.The Company did not design and/or implement user access provisioning controls to ensure appropriate segregation of duties that would adequately restrict user access to the financially relevant systems and data to the appropriate Company personnel.
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

Remediation Efforts to Address Previously Disclosed Material Weakness
Our management, with oversight from our Audit Committee, has taken steps to implement the following remediation actions to address the previously disclosed material weakness and continue to improve our internal control over financial reporting, primarily through:

•increasing the depth and experience within our accounting and finance organization;
•enhancing documentation and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures;
•implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties; and
•developing IT general controls to manage access and program changes across our key systems.
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
Item 9B. Other Information
Rule 10B5-1 Trading Plans
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Description of the Business
Emergence from Bankruptcy
On December 21, 2022, the Company and certain of its affiliates filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases were jointly administered under Case No. 22-90341. On January 15, 2024, the Debtors filed with the Bankruptcy Court the Plan of Reorganization, and on January 16, 2024, the Bankruptcy Court entered the Confirmation Order. On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.
We emerged from bankruptcy with a new legal entity structure, new Board of Directors (the “Board of Directors”), new equity owners and a significantly improved financial position.
Pre-Emergence from Bankruptcy
Although our business operations date back to 2018 (and was known as “Core Scientific” (through the corporation known as Core Scientific Holding Co., a Delaware corporation and its subsidiary entities, collectively “Legacy Core”)), the pre-emergence corporate entity operating our business was formerly known as Power & Digital Infrastructure Acquisition Corp. (“XPDI”) which was a special purpose acquisition corporation formed for the purpose of acquiring an operating business like Legacy Core. On July 20, 2021, XPDI, Core Scientific Holding Co., and XPDI Merger Sub entered into a merger agreement which provided for the business combination transactions provided therein (the “Business Combination”) pursuant to which the business of Legacy Core was combined with XPDI and XPDI changed its name to Core Scientific, Inc. XPDI’s stockholders approved the transactions contemplated by the Business Combination at a special meeting of stockholders held on January 19, 2022.
As the context requires, any reference in this Part III of this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refers to the current entity Core Scientific, Inc. and its consolidated subsidiaries following the Effective Date of the Plan of Reorganization, as applicable. All share counts in this section are shown on a pre-emergence basis, except where noted.
Directors and Executive Officers
The following table sets forth information covering our current directors and executive officers. There are no family relationships between any of our current directors or executive officers. On the Effective Date, and pursuant to the Plan of Reorganization and the Confirmation Order, Michael Levitt, Jarvis Hollingsworth, Darin Feinstein, Matt Minnis, Kneeland Youngblood and Neal Goldman resigned from the Company’s Board of Directors. Prior to the Effective Date, and for all of calendar year 2023, our Board of Directors consisted of these members. Further, on the Effective Date, the Plan of Reorganization and Confirmation Order provided for the appointment of a new Board of Directors, consisting of seven members (all which are listed below) and three classes of directors, including (i) Class 1, consisting of Adam Sullivan, as Chief Executive Officer of the Company, and Jarrod Patten, selected by the committee that represents equity security holders (the “Equity Committee”); (ii) Class 2, consisting of Jeff Booth and Eric Weiss, each selected by the Equity Committee; and (iii) Class 3, consisting of Todd Becker, Jordan Levy and Yadin Rozov, each selected by the group representing more than 70% of the holders of the Convertible Notes (the “Ad Hoc Noteholder Group”). There is no other arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Title
Adam Sullivan	32	Chief Executive Officer and Director
Todd M. DuChene	60	Executive Vice President, Chief Legal and Administrative Officer, Chief Compliance Officer and Secretary
Denise Sterling	58	Executive Vice President and Chief Financial Officer
Todd Becker	58	Director
Jeff Booth	54	Director
Jordan Levy	68	Director
Jarrod Patten	52	Director
Yadin Rozov	46	Director
Eric Weiss	53	Director
Adam Sullivan. Mr. Sullivan has served on our Board of Directors since January 23, 2024. Mr. Sullivan has served as our President since May 15, 2023. The Board of Directors appointed Mr. Sullivan to serve as Chief Executive Officer, effective as of August 2, 2023. Prior to joining the Company, Mr. Sullivan joined XMS Capital Partners (a financial advisory firm) in 2017 where he served as Managing Director and Head of Digital Assets and Infrastructure Group, where he oversaw over $5 billion of transactions. While employed at XMS Capital Partners, Mr. Sullivan represented Power and Digital Infrastructure Acquisition Corporation in its acquisition of Legacy Core in 2021. He received his Bachelor of Arts in Financial Economics from the University of Rochester. We believe that Mr. Sullivan’s expertise with respect to the bitcoin mining industry and the operation of our business provide him with the qualifications and skills to serve on our Board of Directors.
Todd DuChene. Mr. DuChene has been our Corporate Secretary since April 1, 2019. Since May 2023 he has served as our Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary. Prior to that, from November 2022 to May 2023, he served as our President and Chief Legal and Administrative Officer and Corporate Secretary, and, from January 2022 to November 2022, he served as EVP, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. DuChene also served as the General Counsel and Corporate Secretary of Legacy Core from April 2019 until January 2022. Prior to joining Core, Mr. DuChene served as Senior Vice President, General Counsel and Secretary and Chief Compliance Officer for FLIR Systems, Inc., an industrial and military technology company, from September 2014 to April 2019. Prior to joining FLIR, Mr. DuChene served as Executive Vice President, General Counsel and Secretary of Nuance Communications, Inc., a leading provider of speech recognition and related technology to enterprise, healthcare and mobile and consumer customers from October 2011 to September 2014. Previously, Mr. DuChene served as Senior Vice President, General Counsel and Secretary of National Semiconductor Corporation from January 2008 to October 2011, prior to its acquisition by Texas Instruments Inc. In addition, Mr. DuChene has served as General Counsel to each of Solectron Corporation, Fisher Scientific International Inc. (now Thermo Fisher Scientific Inc.) and OfficeMax, Inc. Mr. DuChene began his legal career as an associate with BakerHostetler (a law firm) in Cleveland, Ohio in 1988. Mr. DuChene holds a B.A. in Political Science from The College of Wooster and a J.D. from the University of Michigan Law School.
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
Todd Becker. Mr. Becker has served on our Board of Directors since January 23, 2024. Since 2009, Mr. Becker has served as President, Chief Executive Officer and Director of Green Plains, Inc. (NASDAQ: GPRE), a producer of ethanol, grain handling and storage and related services. Mr. Becker has also previously served as Chief Executive Officer and Director of Green Plains Partners since its formation in 2015, and previously served on the Board of Directors for Hillshire Brands from 2012 to 2014. He also served on the audit and compensation committee. He also spent ten years with ConAgra Foods in various management positions, including Vice President of International Trading and Marketing for ConAgra Trade Group and President of ConAgra Canada. Mr. Becker has 36 years of extensive experience in executive management, risk management, hedging and derivatives, supply chain management, M&A, and operations in numerous commodity processing and manufacturing businesses, along with significant international experience in agricultural and energy markets. In addition, he has extensive experience in debt and equity market capital raises, as well as a deep understanding and ability in investor relations and what it takes to attract and retain capital. Mr. Becker earned a master’s degree in Finance from the Kelley School of Business at Indiana University and a bachelor’s degree in Business Administration with an emphasis in Finance from the University of Kansas. We believe that Mr. Becker’s management, finance, and innovation expertise and experience as a director and audit committee member provide him with the qualifications and skills to serve on our Board of Directors.
Jeff Booth. Mr. Booth has served on our Board of Directors since January 23, 2024. Mr. Booth is currently an entrepreneur and author of The Price of Tomorrow – Why Deflation is Key to an Abundant Future. From 1999 to 2017, Mr. Booth was Chief Executive Officer and Founder of BuildDirect.com Technologies, Inc. (TSXV: BILD) a company that connects buyers and sellers of building materials and equipment to simply the home improvement market. A visionary leader, technology entrepreneur, Mr. Booth is a Founding Partner of Ego Death Capital, a partnership of entrepreneurs that invest in other entrepreneurs solving World problems. Mr. Booth’s insights and achievements have earned him the BC Technology Industry Association's Person of the Year in 2015 and in October 2023, he was honored with induction into the prestigious BCTIA's Hall of Fame. Furthermore, in 2016, he gained recognition from Goldman Sachs, who named him one of the 100 Most Intriguing Entrepreneurs. In addition to his work investing and helping entrepreneurs build on the rails of bitcoin, he is a Co-Founder of addy and NocNoc. Mr. Booth also actively serves on the boards of Fedi, and Breez, in addition to several advisory boards. A dedicated member of the Young Presidents Organization since 2004, he further contributes as a Founding Fellow at the Creative Destruction Lab. We believe Mr. Booth’s entrepreneurial efforts, experience in bitcoin and other technology driven enterprises provide him with the qualifications and skills to serve on our Board of Directors.
Jordan Levy. Mr. Levy has served on our Board of Directors since January 23, 2024. Mr. Levy currently serves as a Managing Partner at SBNY (formerly SoftBank Capital NY) and Seed Capital Partners, an early-stage Venture Capital Fund he co-founded in late 1999. SBNY is a venture capital fund specializing in mobile, social media, eCommerce and digital media investments in early-stage technology companies. In addition, he serves as Co-Managing Partner of Z80 Labs, an Accelerator Fund created in 2013 in Buffalo NY to help kick-start the start-up ecosystem. Prior to co-founding Seed Capital Partners, he was co-founder of Upgrade Corporation of America and was President, co-CEO and co-Chair of its predecessor companies SOFTBANK Services Group and ClientLogic (now SITEL Worldwide). Previously, Mr. Levy was Senior Vice President of Software Etc. (now GameStop Corp.; NYSE: GME), a chain of computer and video game stores throughout the U.S. He was also Executive Vice President and co-Founder of Software Distribution Services, (now known as Ingram Micro Inc.). He started his career in Albany, New York where he worked in the New York State Senate and was actively involved in dozens of political campaigns. Mr. Levy currently serves on the boards of directors of several technology companies including Rebelmouse, Strategic Financial Solutions, and Take2. Until recently he served on the Boards of ACV Auctions, US Bitcoin (acquired by HUT 8 Mining Corp.; NASDAQ: HUT), Synacor, Buzzfeed, WorkMarket (acquired by ADP), Fieldlens (acquired by WeWork), ZipList (acquired by Advance Newhouse), OMGPOP (acquired by Zynga), KickApps (acquired by KIT Digital), XO Soft (acquired by CA), HyperPublic (acquired by Groupon), Huffington Post (acquired by AOL) and VirginMega (acquired by Nike). He also serves on the Mount Sinai Medical Center Foundation Executive Committee in Miami, FL. Previously, he sat on the Board of Upstate New York Regional Advisory Board of the Federal Reserve Bank of New York, was a founding Director of Cobalt Networks prior to its acquisition by Sun Microsystems, and GT Interactive before it was acquired by Atari. Mr. Levy also served as the first non-Native American on the Board of Seneca Holdings, LLC, the business arm of the Seneca Nation of Indians. Mr. Levy holds a B.A. in Political Science from the State University of New York at Buffalo. We believe Mr. Levy’s service on the boards of directors of other public companies gives him a strong understanding of his role as a member of our Board of Directors and enables him to provide essential strategic and corporate governance leadership to our Board of Directors. Additionally, Mr. Levy’s experience as a venture capital investor, including at the seed stage, enables him to bring to our Board of Directors significant technology experience and insights in evaluating new businesses and products.
Jarrod Patten. Mr. Patten has served on our Board of Directors since January 23, 2024. Mr. Patten founded and runs the global real estate advisory firm RRG and has served as its president and chief executive officer since inception in 1996. Mr. Patten’s professional career has been dedicated to the development and execution of real estate, technology and technology management solutions that heighten operational controls, lower operating costs and deliver sustainable cost savings to users of space worldwide. Mr. Patten’s leadership, foresight and expertise have been critical drivers in the delivery of billions of dollars in value to diverse, leading-edge organizations globally. Mr. Patten has been a member of the Board of Directors of MicroStrategy Incorporated (“MicroStrategy”) since November 2004. MicroStrategy is a multi-billion dollar public company headquartered in Tysons Corner, Virginia, in the Washington metropolitan area. MicroStrategy trades under ticker symbol MSTR on the Nasdaq stock exchange. MicroStrategy is the largest, independent publicly-traded provider of business intelligence and analytics software in the world. MicroStrategy also has built out a material, digital assets business and is currently the largest public company holder of bitcoin on its corporate balance sheet. Mr. Patten received a B.S. in Biology and a B.A. in Biological Anthropology and Anatomy from the Trinity College of Arts and Sciences at Duke University. We believe that Mr. Patten is well-suited to serve on our Board of Directors due to his leadership and management expertise as a chief executive officer, his international business, finance, and corporate compliance experience, and his extensive knowledge of bitcoin, and cost and operational controls.
Yadin Rozov. Mr. Rozov has served on our Board of Directors since January 23, 2024. Mr. Rozov is the founder and Managing Partner of Terrace Edge Ventures LLC, a financial advisory firm providing consulting services to public and private companies and institutional investors, since January 2022. From 2019 to 2021, Mr. Rozov was a Partner of GoldenTree Asset Management LLC, a leading global credit asset management firm. From 2019 to 2021, Mr. Rozov also served as the Chief Executive Officer and President of Syncora Guarantee Inc. and from 2020 to 2021, as Chief Executive Officer of Financial Guaranty UK Ltd, each of which is a stand-alone specialty insurance company owned by GoldenTree. From 2009 to 2019, he was a Partner and Managing Director at Moelis & Company where he headed the Financial Institution Advisory group and was on the Management Committee of Moelis Asset Management. From 2014 to 2019, Mr. Rozov helped co-found College Avenue Student Loans LLC and served on its board and co-founded Chamonix Partners Capital Management LLC. From 2007 to 2009, Mr. Rozov was a Managing Director at UBS AG, where he was the Head of the Americas for the Repositioning Group. Mr. Rozov has served on the Board of Directors of Midwest Holding Inc. since June 2022, on the Board of Directors of Neo Performance Materials Inc. since August 2022 and on the Board of Directors of Oramed Pharmaceuticals since April 2022. Mr. Rozov holds an M.Sc. in data science from Columbia University and a bachelor’s degree with highest honors in physics and materials engineering from Rutgers University. We believe Mr. Rozov is well suited to serve as a Director on our Board of Directors due to his extensive experience in the financial services industry, both as an executive and a founder.
Eric Weiss. Mr. Weiss has served on our Board of Directors since January 23, 2024. Mr. Weiss is the founder and Chief Investment Officer for Blockchain Investment Group LP, a hedge fund of funds investing exclusively in blockchain assets, since October 2017. Mr. Weiss began his career as a US Government bond trader at Morgan Stanley Dean Witter. After earning his MBA from Columbia Business School, Mr. Weiss joined the Private Equity and Venture Capital Division of GE Capital as a Director in the internet business space. While in this role, a client company, Internet Capital Group (ICG), pursued Mr. Weiss to join as a Director of investments in business-to-business internet companies. Mr. Weiss also served as ICG’s board representative for a number of portfolio companies. Eric moved on from ICG when he was invited to serve as a founding Principal at Stripes Group, identifying and leading investments in the online direct marketing space. Mr. Weiss has also been an active investor of personal capital in hedge funds and hedge fund of funds for over twenty years and purchased his first bitcoin in December 2013. We believe Mr. Weiss is well suited to serve as a director on our Board of Directors due to his experience with blockchain and digital asset investing and trading markets.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. To the Company’s knowledge, based solely on a review of the copies of such filings on file with the SEC and written representations from the Company’s directors and executive officers, we believe that during 2023, all transactions were reported on a timely basis.

Board Diversity
The Board Diversity Matrix below provides the diversity statistics for our Board of Directors.

Board Diversity Matrix (As of February 29, 2024)
Total Number of Directors
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		7
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		7
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background
Board Leadership Structure
Pursuant to our Plan of Reorganization, at the Effective Date our Certificate of Incorporation was amended to fix the number of directors constituting the Board of Directors at seven members, divided into three classes designated Class 1, Class 2 and Class 3. Class 1 consists of two directors, Class 2 consists of two directors and Class 3 consists of three directors. Except as otherwise provided in the COI, directors shall be elected by a plurality of the votes cast by the holders of shares present in person or represented by proxy at the meeting of stockholders and entitled to vote thereon. The chairperson of the Board of Directors, Mr. Patten, was determined by the affirmative vote of a majority of the directors without giving effect to the vote of the director selected as the new chairperson.
The term of office of the initial Class 1 directors shall expire at the 2025 annual meeting of stockholders; the term of office of the initial Class 2 directors shall expire at the 2026 annual meeting of stockholders; and the term of office of the initial Class 3 directors shall expire at the 2027 annual meeting of stockholders. Any director or the entire Board of Directors may be removed from office only for cause by the affirmative vote of the holders of at least a majority of the shares of capital stock of the Company entitled to vote on the election of such directors.
If any Class 3 director resigns or is removed from the Board of Directors for any reason including due to death or disability or for cause prior to the later of (a) the date of the 2027 annual meeting of stockholders and (b) the date on which no New Secured Notes and no New Secured Convertible Notes remain outstanding, any replacement for such director shall be chosen from a list of nominees provided by the Ad Hoc Noteholder Group to the Company on or prior to the Effective Date and, if none of the nominees on such list are available, such replacement shall be selected by a majority vote of the directors and shall be acceptable to the remaining Class 3 directors; provided that if any Class 2 director or the Class 1 director chosen by the Equity Committee (collectively, the “Equity Committee Directors”) resigns or is removed from the Board of Directors for any reason including due to death or disability or for cause prior to the date of the 2026 annual meeting of stockholders, in the case of the Class 2 directors or the 2025 annual meeting of stockholders in the case of the Class 1 director chosen by the Equity Committee, such replacement shall be chosen from a list of nominees provided by the Equity Committee to the Company prior to the Effective Date and, if none of the nominees on such list are available, such replacement shall be selected by a majority vote of the directors and shall be acceptable to the remaining Equity Committee Directors.
Our Board of Directors is led by our Chair, Mr. Patten, who was elected unanimously by the remaining directors.

Role of the Board in Risk Oversight
One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements.
Board Committees
Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to fulfill its responsibilities. Copies of the standing committee charters are available on the investor relations page of our website, https://investors.corescientific.com, by clicking on the “Governance” tab. The information on our website is not part of this Annual Report on Form 10-K and is not deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made with the SEC.
Audit Committee
The Audit Committee is currently composed of three members: Mr. Becker (Chair), Mr. Patten, and Mr. Rozov. Our Board of Directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the applicable listing standards of the Nasdaq Stock Market (“Nasdaq”). Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. Additionally, our Board of Directors has determined that Mr. Patten, Mr. Becker and Mr. Rozov are qualified as audit committee financial experts within the meaning of SEC regulations and meet the financial sophistication requirements of the applicable Nasdaq listing rules. In arriving at this determination, the Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment and has determined that each Audit Committee member qualifies as a financial expert as defined in Item 407(d) of Regulation S-K. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.
The primary purpose of the Audit Committee is to discharge the responsibilities of the Board of Directors with respect to corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the Audit Committee include:
•helping the Board of Directors oversee corporate accounting and financial reporting processes;
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
Compensation Committee
The Compensation Committee is currently composed of three directors: Mr. Rozov (Chair), Mr. Booth and Mr. Weiss. Our Board of Directors has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a compensation committee.

The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include:
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
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is currently composed of three directors: Mr. Levy (Chair), Mr. Booth and Mr. Weiss. All members of the Nominating and Corporate Governance Committee are independent.
The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board of Directors, considering and making recommendations to the Board of Directors regarding the composition and chairmanship of the committees of the Board of Directors, developing and making recommendations to the Board of Directors regarding corporate governance guidelines and matters, including in relation to corporate social responsibility and overseeing periodic evaluations of the performance of the Board of Directors, including its individual directors and committees subject in all respects to the Company’s Certificate of Incorporation.
The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including a reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience and the ability to exercise sound judgements in matters that relate to the current and long-term objectives of the Company and a willingness and ability to contribute positively to the decision-making process of the Company; a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board of Directors and its committees; the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders; and the ability to serve for at least three years before reaching the age of 75. The Nominating and Corporate Governance Committee also believes that candidates for director should not have, nor appear to have, a conflict of interest that would impair the candidate’s ability to represent the interests of all the Company’s stockholders and to fulfill the responsibilities of a director. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders, and the Nominating and Corporate Governance Committee has direct input from the Chairman of the Board of Directors and the Chief Executive Officer.
Our Nominating and Corporate Governance Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees but believes that our Board of Directors, taken as a whole, should embody a diverse set of skills, experiences and backgrounds. In this regard, the Nominating and Corporate Governance Committee will consider issues of diversity among its members in identifying and considering nominees for director and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our Board of Directors and its committees. The Nominating and Corporate Governance Committee does not make any particular weighting of diversity or any other characteristic in evaluating nominees and directors.
The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board of Directors refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board of Directors. In the case of incumbent directors whose terms of office are set to expire, the Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Nominating and Corporate Governance Committee also takes into account the results of the Board of Directors’ self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent, which determination is based upon applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors by majority vote.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not a stockholder recommended the candidate. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Core Scientific, Inc., 838 Walker Road, Suite 21-2105, Dover, Delaware 19904, at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of our common stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.
Stockholder Communications with the Board of Directors
Stockholders of the Company wishing to communicate with the Board of Directors, or an individual director may send a written communication to the Board of Directors or such director c/o Core Scientific, Inc., 838 Walker Road, Suite 21-2105, Dover, Delaware 19904, Attn: Secretary. The Secretary will review each communication. The Secretary will forward such communication to the Board of Directors or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication or inform the proper authorities, as may be appropriate.
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

Hedging Policy
Our Board of Directors has adopted an insider trading policy, which prohibits our employees, directors and certain consultants from engaging in hedging or monetization transactions with respect to our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds. In addition, our insider trading policy prohibits trading in derivative securities related to our securities, which include publicly traded call and put options, engaging in short selling of our common stock, purchasing our common stock on margin or holding it in a margin account and pledging our shares as collateral for a loan.
Item 11. Executive Compensation
Our named executive officers for the fiscal year ended December 31, 2023 were:
•Adam Sullivan, Chief Executive Officer;
•Michael Levitt, former President and Chief Executive Officer;
•Todd M. DuChene, Executive Vice President, Chief Legal and Administrative Officer, Chief Compliance Officer and Secretary; and
•Denise Sterling, Executive Vice President and Chief Financial Officer.
Summary Compensation Table
The following table provides information regarding total compensation awarded to, earned by, and paid to our named executive officers for services rendered to the Company in all capacities for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary($)(1)		Stock Awards($)(2)	Bonus($)(3)	All Other Compensation ($)		Total($)
Adam Sullivan(4) Chief Executive Officer	2023	378,291		—	500,000	12,500	(5)	890,791
Michael Levitt Former President and Chief Executive Officer	2023	60,000	(6)	—	—	—		60,000
	2022	60,165		5,746,149	—	—		5,806,314
Todd M. DuChene(7) Executive Vice President, Chief Legal and Administrative Officer, Chief Compliance Officer and Secretary	2023	492,308			—	100		492,408
	2022	300,824		3,851,883	—	375,000	(8)	4,527,707
Denise Sterling(9) Executive Vice President and Chief Financial Officer	2023	300,000		—	—	92,100	(10)	392,100
	2022	300,824		242,422	—	50,000	(8)	593,246
(1) Salary amounts represent actual amounts earned and paid during the fiscal year.
(2) Amounts reported represent the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named executive officer during the fiscal year. The aggregate grant date fair value for 2021 is based upon an estimate of the per share price of Legacy Core common stock at the grant date. The aggregate grant date fair value for 2022, is based on the closing trading price of Core Scientific common stock on Nasdaq on the date of grant. In accordance with the Financial Accounting Standard Board Accounting Standards Codification, Topic 718, or ASC Topic 718, recognition of compensation cost was deferred until consummation of the Business Combination. Assumptions used in the calculation of these amounts are included in the notes to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K. Values shown do not reflect the actual economic value realized or realizable by the named executive officers.
(3) Amount represents annual bonus earned for fiscal 2023.
(4) Mr. Sullivan was appointed as the Company’s President in May 2023 and Chief Executive Officer in August 2023 in connection with Mr. Levitt’s resignation. The salary represents the pro rata share of his salary in 2023. Mr. Sullivan’s base salary for 2023 is $500,000.

(5) Amount includes rental expense for temporary housing.
(6) Mr. Levitt resigned as the Company’s Chief Executive Officer in August 2023. Mr. Levitt assumed the role of Executive Chairman of the Board of Directors of the Company at his $60,000 per annum salary.
(7) Mr. DuChene was President and Chief Legal Officer of the Company from November 2022 until May 2023. Prior to that time, beginning in April 2019, he served as Executive Vice President and General Counsel. In connection with Mr. Sullivan’s appointment to President in May 2023. Mr. DuChene ceased to serve as President and continued to serve as Chief Legal Officer while assuming his new role of Chief Administrative Officer. All other compensation for the year ended December 31, 2023 includes a $100 gift card.
(8) Amounts shown represent payments under the Key Employee Retention Program (the “KERP”) which provides retention awards to certain key employees, including certain of the Company’s named executive officers. Executive KERP amounts were paid upon adoption of the KERP, subject to possible clawback if the executive voluntarily terminates employment prior to vesting. The executive KERP awards will become vested upon the earlier of (a) twelve (12) months following execution of the KERP agreement and (b) the occurrence of a specified restructuring event, as defined in the KERP. If the Company terminates the executive’s employment for “cause” or the executive voluntarily terminates his or her employment with the Company without “good reason” (each as defined in the KERP) prior to the award becoming vested, the executive will forfeit the award and must repay the Company the gross (pre-tax) amount of such award.
(9) Ms. Sterling assumed the role of Chief Financial Officer of the Company in April 2022.
(10) Amounts shown represent $92,000 payment under Key Employee Incentive Program (the “KEIP”) for Ms. Sterling as well as a $100 gift card.
Narrative Disclosure to Summary Compensation Table
Annual Base Salary
The compensation of the Company’s named executive officers is generally determined and approved by the Compensation Committee of the Board of Directors. The base salaries of each of the named executive officers for the fiscal years ended December 31, 2023 and 2022 are listed in the table below.

Name	Fiscal Year 2023 Base Salary($)	Fiscal Year 2022 Base Salary($)
Adam Sullivan (1)	500,000	—
Michael Levitt(2)	60,000	60,000
Todd M. DuChene(3)	500,000	300,000
Denise Sterling(4)	300,000	300,000

(1) Mr. Sullivan was not one of our named executive officers for the year ended December 31, 2022, and was appointed as the Company’s Chief Executive Officer in August 2023.
(2) Mr. Levitt resigned as the Company’s Chief Executive Officer in August 2023 and assumed the role of Executive Chairman of the Board of Directors of the Company at his pre-resignation salary of $60,000 per annum.
(3) Mr. DuChene served as President and Chief Legal Officer of the Company from November 2022 to May 2023. In connection with Mr. Sullivan’s appointment to President in May 2023, Mr. DuChene continued to serve as the Company’s Chief Legal Officer while also assuming the new role of Chief Administrative Officer. Mr. DuChene’s base salary was increased in December 2022 in connection with his appointment as interim President.
(4) Ms. Sterling assumed the role of Chief Financial Officer of the Company in April 2022.
Annual Performance-Based Bonus Opportunity
Our compensation program does not generally provide for cash bonus payments to any executive officer. For the fiscal years ended December 31, 2023 and 2022, executive officers were not eligible to receive performance-based cash bonuses.

Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our executive officers, employees and consultants. The Board of Directors is responsible for approving equity-based grants.
To preserve cash and to incentivize exceptional performance from its executive officers, we have historically used RSUs as an incentive for long-term incentive compensation to our executive officers. Our executives generally are awarded an initial grant in the form of RSUs in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. We may grant equity awards at such times as our Board of Directors determines appropriate.
Historically, all RSUs were granted pursuant to (i) the Core Scientific, Inc. (f/k/a MineCo Holdings, Inc.) 2018 Omnibus Incentive Plan (as amended, the “2018 Plan”), (ii) the Blockcap, Inc. Equity Incentive Plan, (iii) the Amended and Restated 2018 Equity Incentive Plan, and (iv) the Core Scientific 2021 Equity Incentive Plan (collectively, the “Equity Plans”). For additional information regarding the equity awards held by the named executive officers as of December 31, 2023, please see the section below titled “Outstanding Equity Awards at Fiscal Year-End of 2023.”
Following the Effective Date of the Plan of Reorganization, we no longer grant equity incentive awards under the Equity Plans, although we anticipate adopting a new equity-based long-term incentive plan within 90 days of the Effective Date, under which up to 10% of the New Common Stock issued and outstanding, on a fully diluted basis, on the date of the Effective Date may be issued to the Company’s management and employees..
Employment Agreements with Named Executive Officers
Adam Sullivan. Following the resignation of Mr. Levitt in August 2023, the Board of Directors appointed Mr. Sullivan to serve as interim Chief Executive Officer, effective as of August 2, 2023. Prior to his appointment as interim Chief Executive Officer, Mr. Sullivan served as our President. In connection with his appointment to President, in April 2023, the Company entered into an employment agreement with Mr. Sullivan. Mr. Sullivan’s employment agreement provides for an annual base salary of $500,000 and eligibility for an annual discretionary cash bonus award with a target bonus opportunity of no less than 100% of his base salary. For the year 2023, Mr. Sullivan will be guaranteed a minimum annual bonus amount of $500,000. The terms and criteria applicable to the receipt of the annual bonus will be determined by the Board of Directors. The employment agreement further provides that Mr. Sullivan will be entitled to participate in the Company’s equity incentive plan and receive an award as determined by the Board of Directors, subject to approval by the bankruptcy court overseeing the Company’s corporate reorganization under Chapter 11 of the United States Code. His employment agreement also provides for a severance payment equal to three months’ base salary if Mr. Sullivan’s employment is terminated by Core other than for Cause (as defined in his employment agreement). See also the section below titled “Potential Payments upon Termination or Change in Control.”
Michael Levitt. In October 2021, the Company entered into an amended and restated employment agreement with Mr. Levitt, pursuant to which Mr. Levitt served as our Chief Executive Officer until his resignation in August 2023. Mr. Levitt’s agreement provides for a base salary of $60,000 and an initial award of RSUs convertible into 8,400,000 shares of common stock, which was granted to Mr. Levitt in July 2021. In addition, pursuant to the terms of his employment agreement, Mr. Levitt was granted an award of 3,050,000 RSUs in connection with the Business Combination. Pursuant to a separation agreement between the Company and Mr. Levitt, Mr. Levitt agreed to serve as Executive Chairman of the Board of Directors of the Company until the Company’s emergence from Chapter 11 at his pre-resignation salary of $60,000 per annum.
Todd M. DuChene. In December 2018, the Company entered into a letter agreement with Mr. DuChene, effective upon his first day of employment on April 1, 2019. Mr. DuChene’s letter agreement provides for a base salary of $300,000 and an initial award of RSUs convertible into 1,000,000 shares of common stock. Mr. DuChene’s base salary was increased in December 2022 in connection with his appointment as interim President. His letter agreement also provides for a severance payment equal to three months’ base salary if Mr. DuChene’s employment is terminated by Core other than for Cause (as defined in his letter agreement). See also the section below titled “Potential Payments upon Termination or Change in Control.”
Denise Sterling. In March 2021, the Company entered into a letter agreement with Ms. Sterling. Ms. Sterling’s agreement provides for a base salary of $300,000 and an initial award of RSUs convertible into 480,045 shares of common stock, which was granted to Ms. Sterling in July 2021. Her agreement also provides for a severance payment equal to three months base salary if Ms. Sterling’s employment is terminated by Core other than for Cause (as defined in her letter agreement). See also the section below titled “Potential Payments upon Termination or Change in Control.”

Key Employee Retention Plan
On December 18, 2022, the Board of Directors approved and adopted the Core Scientific Key Employee Retention Plan (the “KERP”), which provides retention awards to certain key employees, including Mr. DuChene and Ms. Sterling. Mr. DuChene’s KERP award is $375,000 and Ms. Sterling’s KERP award is $50,000. Such amounts were paid to Mr. DuChene and Ms. Sterling, respectively, upon adoption of the KERP, and are subject to possible clawback if the executive voluntarily terminates his or her employment prior to vesting. Each KERP award will become vested upon the earlier of (a) twelve (12) months following execution of the KERP agreement and (b) the occurrence of a specified restructuring event, as defined in the KERP. If Mr. DuChene or Ms. Sterling is terminated for “cause” or voluntarily terminates his or her employment with the Company without “good reason” (each as defined in the KERP) prior to the award becoming vested, he or she will forfeit his or her respective award and must repay the Company the gross (pre-tax) amount of such award. Each of Mr. DuChene’s and Ms. Sterling’s KERP awards vested on January 23, 2024.
Other Compensation and Benefits
All of our named executive officers are eligible to participate in our employee benefit plans, including medical, dental, vision, life and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to the named executive officers.
We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain limits under the Internal Revenue Code of 1986 (the “Code”), which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. Currently, we do not make matching contributions or discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.
Potential Payments upon Termination or Change in Control
The Company has entered into certain agreements that will require Core to provide compensation to our named executive officers in the event of their termination of employment by Core.
In the event of a termination of employment without “cause” (as defined in their respective offer letter), and subject to the delivery to Core of a general release of claims, each of Messrs. Sullivan and DuChene and Ms. Sterling is entitled to three months of base salary.
Clawback Policy
We have adopted a clawback policy as required by the final Dodd-Frank Wall Street Reform and Consumer Protection Act and exchange listing standards. Our policy requires recoupment of excess incentive compensation paid to our executive officers if amounts were based on material noncompliance with any financial reporting requirement that causes an accounting restatement, without regard to any fault or misconduct.
Separation Agreement with Former Chief Executive Officer
On August 2, 2023, Mr. Levitt resigned from his role as Chief Executive Officer of the Company, effective as of August 2, 2023. The Company and Mr. Levitt entered into an agreement regarding Mr. Levitt’s separation from the Company (the “Separation Agreement”).
Pursuant to the Separation Agreement, the Company and Mr. Levitt agreed that (i) Mr. Levitt would assume the role of Executive Chairman of the Board of Directors of the Company at his then-current annual base salary rate of $60,000 and (ii) Mr. Levitt’s unvested restricted stock unit and stock option awards will remain outstanding and eligible to vest in accordance with their terms. Mr. Levitt was also entitled to any accrued but unpaid compensation prior to his August 2, 2023 separation date.

Outstanding Equity Awards at Fiscal Year-End of 2023
The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2023.

	Stock Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock that Have Not Vested or Not Exercisable (#)		Market Value of Shares or Units of Stock that Have Not Vested($)(2)
Michael Levitt(3)	July 2, 2021	July 2, 2021	6,720,642	(4)	9,744,931
	January 19, 2022	January 19, 2022	3,660,349	(4)	5,307,506
	January 19, 2022	January 19, 2022	6,000,573	(5)	—
	August 15, 2022	August 15, 2022	2,100,000	(4)	3,045,000
Todd M. DuChene	June 12, 2020	June 12, 2020	100,008	(4)	145,012
	February 2, 2021	January 1, 2021	200,018	(4)	290,026
	July 9, 2021	June 24, 2021	400,038	(4)	580,055
	August 15, 2022	August 15, 2022	900,000	(4)	1,305,000
Denise Sterling	July 9, 2021	May 10, 2021	240,023	(4)	348,033
	January 18, 2022	January 18, 2022	60,005	(4)	87,007
	August 15, 2022	August 15, 2022	750,000	(4)	1,087,500
(1) Stock awards listed in this table and granted on or prior to January 19, 2022, the date on which the Business Combination was consummated represent RSUs and stock options (as indicated) granted pursuant to the 2018 Plan. Stock Awards granted after January 19, 2022, represent RSUs and other awards granted pursuant to the 2021 Plan.
(2) Based on the closing price per share of Core common stock of $1.45 as of December 29, 2023, as reported on the OTCBB.
(3) Mr. Levitt resigned from his role as Chief Executive Officer effective August 2, 2023, and assumed the role of Executive Chairman of the Board of Directors of the Company. Mr. Levitt’s unvested RSUs and stock options were terminated in accordance with the terms of the Plan of Reorganization.
(4) One fourth of these RSUs vest on each of the first four anniversaries of the vesting commencement date, provided that the recipient remains in continuous service with us through each vesting date.
(5)    Represents the unvested stock options from a grant of 8,000,573 granted on January 19, 2022. The original grant on January 19, 2022, was for 5,000,000 stock options having an exercise price of $16.24 per share exercisable 25% on each of the first four anniversaries of the vesting commencement date in connection with the Business Combination. As a result of the Business Combination, each stock option was converted into an option to purchase shares New Core Common Stock based on an exchange ratio of 1.6001528688, increasing this grant to 8,000,764 stock options at a price of $10.15 with the same vesting schedule.

2023 Compensation of Non-Employee Directors
The following table provides information regarding compensation earned by non-employee directors who served during the fiscal year ended December 31, 2023, none of whom are currently directors of the Company having been removed as directors as of January 23, 2024, as a result of the Company’s Plan of Reorganization.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total($)
Kneeland Youngblood	405,117	—	405,117
Jarvis Hollingsworth	486,250	177,855	664,105
Matt Minnis	400,000	—	400,000
Neal P. Goldman	455,000	—	455,000
(1) No RSUs were granted to any non-employee director during the fiscal year ended December 31, 2023, under the 2021 Plan. As of December 31, 2023, Mr. Youngblood held 400,038 RSUs, of which 100,010 RSUs were vested. Mr. Youngblood’s remaining RSUs vest 25% per year in each of January 2024, 2025 and 2026. As of December 31, 2023, Mr. Hollingsworth held 405,959 restricted stock awards (“RSAs”) and 300,028 RSUs (collectively “RSUs”). 100,010 of Mr. Hollingsworth’s RSUs were vested as of December 31, 2023. The remaining RSUs vest 25% per year in each of September 2024 and 2025. Messrs. Minnis and Goldman do not currently hold any RSUs. All unvested equity awards held by the non-employee directors at the Company’s emergence from Chapter 11 were cancelled pursuant to the Company’s Plan of Reorganization.
During fiscal year 2023, no RSUs were granted to any non-employee director, and non-employee director compensation was as follows:
1. Annual Board Service Retainer:
a.All Eligible Directors: $300,000
b.Lead Director: $25,000
2. Annual Committee Chair Service Retainer:
a.Chair of the Audit Committee: $20,000
b.Chair of the Compensation Committee: $20,000
c.Chair of the Nominating and Corporate Governance Committee: $20,000
d.Chair of the Special Committee: $25,000
3. Annual Committee Member Service Retainer (not applicable to Committee Chairs):
a.Member of the Audit Committee: $10,000
b.Member of the Compensation Committee: $10,000
c.Member of the Nominating and Corporate Governance Committee: $10,000.
For fiscal year 2024, each non-employee director is eligible to receive an annual grant of RSUs having a fair market value of $150,000 and an annual cash retainer for their service on our Board of Directors and committees as follows. In addition, we reimburse reasonable expenses incurred by our non-employee directors in connection with attendance at Board of Directors or committee meetings.
1.    Annual Board Service Retainer:
    a. All Eligible Directors: $100,000
    b. Chair of the Board: $50,000

2.    Annual Committee Chair Service Retainer:
    a. Chair of the Audit Committee: $25,000
    b. Chair of the Compensation Committee: $25,000
    c. Chair of the Nominating and Corporate Governance Committee: $10,000
Limitation on Increases in Non-Employee Director Compensation
Directors are entitled to compensation for their services on the Board of Directors or any committee thereof as may be approved by the Board of Directors, or a committee thereof to which the Board of Directors has delegated such responsibility and authority, including, if so approved, by resolutions of the Board of Directors or a committee thereof to which the Board of Directors has delegated such responsibility and authority, including, without limitation, a fixed sum and reimbursement of expenses incurred, if any, for attendance at each regular or special meeting of the Board of Directors and at any meeting of a committee of the Board of Directors, as well as reimbursement for other reasonable expenses incurred with respect to duties as a member of the Board of Directors or any committee thereof; provided that prior to the four year anniversary of the Effective Date, (i) any increases in cash compensation in the aggregate of more than twenty-five percent (25.0%) of the cash compensation as of the effective date of the Plan of Reorganization shall require the affirmative vote of the holders of at least a majority of the voting power of all of the then-outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class and (ii) any increases in equity compensation shall require the affirmative vote of at least two Class 3 directors.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee currently consists of three directors, each of whom is a non-employee director: Mr. Rozov (Chair), Mr. Booth and Mr. Weiss. During 2023, our Compensation Committee consisted of Messrs. Youngblood (Chair) and Minnis, neither of whom was an officer or employee of the Company, was formerly an officer of the Company or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 29, 2024 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Applicable percentages are based on 177,595,914 shares outstanding on February 29, 2024, adjusted as required by rules promulgated by the SEC. Unless otherwise noted below, the address of each stockholder below is c/o Core Scientific, Inc., 838 Walker Road, Suite 21-2105, Dover, Delaware 19904.

	Beneficial Ownership of Common Stock(1)
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(10)	Percent of Class
Directors and Named Executive Officers:
Adam Sullivan(2)	28,453	*
Michael Levitt(3)	12,707,331	6.87%
Todd M. DuChene(4)	804,326	*
Denise Sterling(5)	160,081	*
Todd Becker(6)	15,013	*
Jeff Booth	—	*
Jordan Levy	—	*
Jarrod Patten	—	*
Yadin Rozov	—	*
Eric Weiss	—	*
All current directors and executive officers as a group (9 individuals)	1,007,873	*
Other 5% Stockholders
Darin Feinstein(7)	12,078,889	6.51%
Tospring Technology Limited(8)	10,735,143	6.04%
Matt Minnis(9)	10,624,945	5.74%
* Less the 1%
(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 177,595,914 shares outstanding on February 29, 2024, adjusted as required by rules promulgated by the SEC.
(2) Represents 28,453 shares of Core common stock owned by Mr. Sullivan.
(3) Based on a Schedule 13D filed with the SEC by Mr. Levitt, represents (i) 34,702 shares of Common Stock and shares of Common Stock issuable upon the exercise of 10,502 Tranche 1 Warrants held by HKM Investments, LLC (“HKM”); (ii) 122,144 shares of Common Stock and shares of Common Stock issuable upon the exercise of 220,097 Tranche 1 Warrants held by MJL 2012 Younger Children Trust, modified as of March 21, 2021 (“Younger Children Trust”); (iii) 122,144 shares of Common Stock and shares of Common Stock issuable upon the exercise of 220,097 Tranche 1 Warrants held by MJL 2012 Older Children Trust, modified as of March 21, 2021 (“Older Children Trust”); (iv) 632,193 shares of Common Stock and shares of Common Stock issuable upon the exercise of 971,284 Tranche 1 Warrants held by CS 1219 Trust, dated April 13, 2017 (“CS 1219 Trust”); (v) 1,493,840 shares of Common Stock and shares of Common Stock issuable upon the exercise of 2,691,900 Tranche 1 Warrants held by MJL Revocable Trust, modified as of June 18, 2021 (“MJL RV Trust”); (vi) 80,021 shares of Common Stock and shares of Common Stock issuable upon the exercise of 202,648 Tranche 1 Warrants held by NBL Revocable Trust, modified as of June 18, 2021 (“NBL RV Trust”); and (vii) 449,645 shares of Common Stock and shares of Common Stock issuable upon the exercise of 810,232 Tranche 1 Warrants held by MJL Blockchain LLC (“Blockchain”). Does not include shares issuable upon the exercise of: (i) 1,864,217 Tranche 2 Warrants held by Mr. Levitt; (ii) 8,752 Tranche 2 Warrants held by HKM; (iii) 183,414 Tranche 2 Warrants held by Younger Children Trust; (iv) 183,414 Tranche 2 Warrants held by Older Children Trust; (v) 809,405 Tranche 2 Warrants held by CS 1219 Trust; (vi) 2,243,253 Tranche 2 Warrants held by MJL RV Trust; and (vii) 168,874 Tranche 2 Warrants held by NBL Revocable Trust; and (viii) 675,195 Tranche 2 Warrants held by Blockchain. As a trustee of each of Younger Children Trust, Older Children Trust, CS 1219 Trust, MJL RV Trust, and NBL RV Trust (collectively, the “Trusts”), Levitt shares voting and investment authority over the shares held by the Trusts. As the Managing Member of each of HKM and Blockchain, Levitt shares voting and investment authority over the shares held by HKM and Blockchain.

(4) Represents 247,193 shares of Core common stock owned by Mr. DuChene and shares of Common Stock issuable upon the exercise of 557,133 Tranche 1 Warrants. Does not include shares issuable upon the exercise of 267,301 Tranche 2 Warrants.
(5) Represents 36,385 shares of Core common stock owned by Ms. Sterling and shares of Common Stock issuable upon the exercise of 123,696 Tranche 1 Warrants. Does not include shares issuable upon the exercise of 103,080 Tranche 2 Warrants.
(6) Represents 4,250 shares of Core common stock owned by Mr. Becker and shares of Common Stock issuable upon the exercise of 10,763 Tranche 1 Warrants. Does not include shares issuable upon the exercise of 8,969 Tranche 2 Warrants.
(7) Based on a Schedule 13D filed with the SEC by Mr. Feinstein, represents 3,901,936 shares of Common Stock and shares of Common Stock issuable upon the exercise of 7,719,787 Tranche 1 Warrants held by Darin Feinstein (“Feinstein”). Includes (i) 31,989 shares of Common Stock and shares of Common Stock issuable upon the exercise of 81,011 Tranche 1 Warrants held by Red Moon 88, LLC (“Red Moon”) and (ii) 97,430 shares of Common Stock and shares of Common Stock issuable upon the exercise of 246,736 Tranche 1 Warrants held by Texas Blockchain 888, LLC (“Blockchain”). Does not include shares issuable upon the exercise of: (i) 6,433,166 Tranche 2 Warrants held by Feinstein; (ii) 67,509 Tranche 2 Warrants held by Red Moon; and (iii) 205,614 Tranche 2 Warrants. As the Managing Member of each of Red Moon and Blockchain, Feinstein shares voting and investment authority over these shares.
(8) Based on a Schedule 13G filed with the SEC by Tospring Technology Limited, Bitmain Technologies Holding Limited, and Mr. Ketuan Zhan on February 2, 2024. Total holdings represent 10,735,143 shares of Core common stock held by Tospring Technology Limited, a company incorporated in Seychelles. Tospring Technology Limited is a wholly owned subsidiary of Bitmain Technologies Holding Limited, a company incorporated in the Cayman Islands. Bitmain Technologies Holding Limited is ultimately controlled by Mr. Ketuan Zhan. The address of the principal business office of Tospring Technology Limited is Vistra Corporate Services Center, Suite 23, 1st Floor, Eden Plaza, Mahé, Seychelles. The address of the principal business office of Bitmain Technologies Holding Limited is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104. The address of the principal business office of Ketuan Zhan is Building 1, Courtyard 9, Fenghao East Road, Haidian District, China.
(9) Based on a Schedule 13D filed with the SEC by Mr. Minnis, represents 3,252,594 shares of Common Stock and shares issuable upon the exercise of 7,372,351 Tranche 1 Warrants held by MPM Life LLC (“MPM”). Does not include shares issuable upon the exercise of 6,143,635 Tranche 2 Warrants. As the Managing Member of MPM, Matt Minnis (“Minnis”) shares voting and investment authority over these shares.
(10) Includes shares issuable upon the exercise of Tranche 1 Warrants, which entitle the holder to purchase one share of Core Common Stock at an exercise price of $6.81 per share. Does not include shares issuable upon the exercise of Tranche 2 Warrants, as the performance criteria has not been met. The Tranche 2 Warrants entitle the holder to purchase one share of Core Common Stock at an exercise price of $0.01 per share at any time following the time the volume weighted average price per share of Core Common Stock equals or exceeds $8.72 per share on each trading day for twenty consecutive trading days.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023. Information is included for equity compensation plans approved by the Company’s shareholders. The Company does not have any equity compensation plans not approved by its shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	98,540,819	(1)	$6.19	(2)	51,538,000	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	98,540,819		$6.19		51,538,000

(1) Includes shares of Company common stock issuable pursuant to outstanding awards under the 2018 Plan and the 2021 Plan adjusted for the exchange ratio effected by the Plan of Reorganization. No rights or awards have been issued under the Core Scientific, Inc. Employee Stock Purchase Plan (“2021 ESPP”).
(2) The weighted average exercise price is calculated based solely on outstanding stock options and does not take into account shares of common stock underlying restricted stock units, which have no exercise price.
(3) No further awards may be granted under the Equity Plans.
As of the Effective Date of the Plan of Reorganization, all existing equity compensation plans were cancelled. Following the Effective Date of the Plan of Reorganization, we no longer grant equity incentive awards under the Equity Plans. The Plan of Reorganization provides for the creation of a Management Incentive Plan (the “MIP”) within ninety (90) days of the effective date authorizing the issuance pursuant to the terms of the MIP of up to ten percent (10%) of the New Common Interests on the effective date, on a fully diluted basis will be reserved for issuance as equity awards under the MIP. The Board of Directors will adopt the MIP on or as soon as reasonably practicable after the Effective Date, but in any event no later than ninety days after the Effective Date. The participants in the Management Incentive Plan, the timing and allocations of the awards to participants, and the other terms and conditions of such awards (including, but not limited to, vesting, exercise prices, base values, hurdles, forfeiture, repurchase rights and transferability) shall be determined by the Board of Directors in its discretion.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Indemnification Agreements
Our charter contains provisions limiting the liability of executive officers and directors, and our bylaws provide that we will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law.
We have entered into indemnification agreements with all of our directors and executive officers. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our charter and our bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.
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
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Board of Directors) for review. To identify related person transactions in advance, we will rely on information supplied by our officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:
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
Director Independence
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with its counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Becker, Mr. Booth, Mr. Levy, Mr. Patten, Mr. Rozov and Mr. Weiss. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Sullivan is employed by us and is therefore not independent under Nasdaq listing standards.
Item 14. Principal Accountant Fees and Services.
Marcum Fees
The following table represents aggregate fees billed to Core for the fiscal year ended December 31, 2023, and billed to XPDI for the fiscal year ended December 31, 2022 by Marcum (in thousands):

	Year Ended December 31,
	2023	2022
Audit Fees(1) (2)	$1,135	$1,174
Audit-Related Fees(3)	—	—
Tax Fees(3)	—	—
All Other Fees (3)	—	—
Total Fees	$1,135	$1,174
(1) For the year ended December 31, 2023, audit fees consisted of fees incurred for services rendered in the annual audit of the Company’s consolidated financial statements and in the reviews of our quarterly consolidated financial statements.
(2) For the year ended December 31, 2022, audit fees consisted of fees incurred for services rendered in the annual audit of the Company’s consolidated financial statements, along with $90,000 of audit services provided to XPDI prior to the Business Combination.
(3) We did not incur any audit-related, tax or other fees with Marcum for the years ended December 31, 2023 or 2022.

All fees described above were pre-approved by the Audit Committee. There were no services that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).
EY Fees
The following table sets forth the fees billed by EY for audit and other services rendered as our principal accountants during 2022 (in thousands):

Year Ended December 31,
2022
Audit Fees(1)	$5,320
Audit-Related Fees(2)	—
Tax Fees(3)	37
All Other Fees (4)	7
Total Fees	$5,364
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
(3) Tax fees consist of tax advice and tax planning services.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules.
1. Consolidated Financial Statements

The following consolidated financial statements of Core Scientific, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm (PCAOB 688); Marcum LLP, Los Angeles, CA	78
Report of Independent Registered Public Accounting Firm (PCAOB 42); Ernst & Young LLP	79
Consolidated Balance Sheets as of December 31, 2023 and 2022	80
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	81
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021	82
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2023, 2022 and 2021	83
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	84
Notes to Consolidated Financial Statements	86
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

2.4	Confirmation Order, dated January 16, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on January 17, 2024).
3.1
Third Amended and Restated Certificate of Incorporation of Core Scientific, Inc., dated January 23, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

3.2
Second Amended and Restated Bylaws of Core Scientific, Inc., dated January 23, 2024 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

Exhibit	Description
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
4.16††
Secured Convertible Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

4.17††
Secured Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

4.18
Warrant Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as Warrant Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.1
Sponsor Agreement, dated as of July 20, 2021, among Power & Digital Infrastructure Acquisition Corp., XPDI Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2021).

Exhibit	Description
10.2	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2021).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.23 the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on October 4, 2021).
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

10.17#	Core Scientific, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).

Exhibit	Description
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

Exhibit	Description
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

10.43
Commitment Letter, dated as of January 29, 2023, by and between Core Scientific, Inc. and B. Riley Commercial Capital LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on February 7, 2023).

10.44	Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on March 2, 2023).
10.45	First Amendment to Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on July 6, 2023).
10.46
Resignation of Michael Levitt from his role as Chief Executive Office and appointment of Adam Sullivan to serve as interim Chief Executive Officer, as filed in the Company's Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on August 7, 2023.

10.47
Purchase and Sale Agreement, by and between Core Scientific Operating Company and Celsius Mining LLC, date (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on September 20, 2023).

10.48
Agreement in principle with the Ad Hoc Noteholder Group and the Equity Committee regarding the terms of a chapter 11 plan of reorganization, subject to the finalization of the Debtors’ Third Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates, as filed in the Company’s Current Report of From 8-K (File No.: 001-40046) filed with the SEC on October 30, 2023.

10.49††
Restructuring Support Agreement, dated November 16, 2023, by and among the Debtors, the Consenting Creditors and the Equity Committee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on November 22, 2023).

Exhibit	Description
10.50††
Backstop Commitment Letter, dated November 16, 2023, by and among the Company and the Commitment Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on November 22, 2023).

10.51††
Asset Purchase Agreement, dated as of September 5, 2023, by and between Bitmain and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.52††
Amendment to Asset Purchase Agreement, dated as of November 6, 2023 by and between Bitmain and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.53††
Exit Credit Agreement, dated as of January 23, 2024, by and the Company, as borrower, the guarantors named therein, the lenders party (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.54††
Equipment Loan and Security Agreement, dated as of January 23, 2024, by and between Blockfi Lending LLC, as lender, and the Company (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.55††
Equipment Loan and Security Agreement, dated as of January 23, 2024, by and between Stonebriar Commercial Finance LLC, as lender (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.56
Contingent Value Rights Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.57*	Letter Agreement by and between Adam Sullivan and Core Scientific Holding Co., dated April 5, 2023.
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

21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of Ernst & Young, LLP
31.1*	Certificate of the Chief Executive Officer of Core Scientific, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer of Core Scientific, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer of Core Scientific, Inc. furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer of Core Scientific, Inc. furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy on Recoupment of Incentive Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
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

Core Scientific, Inc.

By:	/s/ Adam Sullivan
Name:	Adam Sullivan
Title:	Chief Executive Officer
Date:	March 12, 2024

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Adam Sullivan	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
Adam Sullivan

/s/ Denise Sterling	Chief Financial Officer (Principal Accounting and Financial Officer)	March 12, 2024
Denise Sterling

/s/ Todd Becker	Director	March 12, 2024
Todd Becker

/s/ Jeff Booth	Director	March 12, 2024
Jeff Booth

/s/ Jordan Levy	Director	March 12, 2024
Jordan Levy

/s/ Jarrod Patten	Director	March 12, 2024
Jarrod Patten

/s/ Yadin Rozov	Director	March 12, 2024
Yadin Rozov

/s/ Eric Weiss	Director	March 12, 2024
Eric Weiss