Form 10-Q
period 2024-03-31
Core Scientific, Inc./tx
filed 2024-05-09
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40046
Core Scientific, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1243837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
838 Walker Road
Suite 21-2105
Dover, Delaware
(Address of Principal Executive Offices)
19904
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 3, 2024, 177,783,480 shares of Common Stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “aim,” “estimate,” “plan,” “project,” “forecast,” “goal,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, source clean and renewable energy, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so except as required under applicable securities laws. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$98,125	$50,409
Restricted cash	16,151	19,300
Accounts receivable	1,107	1,001
Digital assets	—	2,284
Prepaid expenses and other current assets	27,937	24,022
Total Current Assets	143,320	97,016
Property, plant and equipment, net	575,969	585,431
Operating lease right-of-use assets	77,766	7,844
Intangible assets, net	2,136	2,247
Other noncurrent assets	14,777	19,618
Total Assets	$813,968	$712,156
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$16,165	$154,751
Accrued expenses and other current liabilities	68,221	179,636
Deferred revenue	9,250	9,830
Operating lease liabilities, current portion	2,619	77
Finance lease liabilities, current portion	3,018	19,771
Notes payable, current portion	23,333	124,358
Contingent value rights, current portion	15,539	—
Total Current Liabilities	138,145	488,423
Operating lease liabilities, net of current portion	69,022	1,512
Finance lease liabilities, net of current portion	1,170	35,745
Convertible and other notes payable, net of current portion	556,573	684,082
Contingent value rights, net of current portion	29,062	—
Warrant liabilities	327,465	—
Other noncurrent liabilities	11,040	—
Total liabilities not subject to compromise	1,132,477	1,209,762
Liabilities subject to compromise	—	99,335
Total Liabilities	1,132,477	1,309,097
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 182,237 and 386,883 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	36
Additional paid-in capital	1,891,011	1,823,260
Accumulated deficit	(2,209,522)	(2,420,237)
Total Stockholders’ Deficit	(318,509)	(596,941)
Total Liabilities and Stockholders’ Deficit	$813,968	$712,156
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Digital asset mining revenue	$149,959	$98,026
Hosting revenue from customers	29,332	18,909
Hosting revenue from related parties	—	3,720
Total revenue	179,291	120,655
Cost of revenue:
Cost of digital asset mining	81,564	72,676
Cost of hosting services	20,081	16,198
Total cost of revenue	101,645	88,874
Gross profit	77,646	31,781
Gain from sales of digital assets	543	1,064
Impairment of digital assets	—	(1,056)
Change in fair value of energy derivatives	(2,218)	—
Losses on disposal of property, plant and equipment	(3,820)	—
Operating expenses:
Research and development	1,799	1,415
Sales and marketing	982	1,008
General and administrative	14,143	21,764
Total operating expenses	16,924	24,187
Operating income	55,227	7,602
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	50	(20,761)
Interest expense, net	14,087	157
Reorganization items, net	(111,439)	31,559
Change in fair value of warrant and contingent value rights	(60,114)	—
Other non-operating expense (income), net	1,746	(3,069)
Total non-operating (income) expenses, net	(155,670)	7,886
Income (loss) before income taxes	210,897	(284)
Income tax expense	206	104
Net income (loss)	$210,691	$(388)
Net income (loss) per share (Note 12):
Basic	$0.91	$—
Diluted	$0.78	$—
Weighted average shares outstanding:
Basic	230,954	375,419
Diluted	282,531	375,419
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at January 1, 2024, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net income	—	—	—	210,691	210,691
Stock-based compensation	—	—	(1,060)	—	(1,060)
Cancellation of common stock in connection with emergence	(386,883)	(36)	36	—	—
Issuance of new common stock in connection with emergence	152,497	2	296,494	—	296,496
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,285	—	(3,388)	—	(3,388)
Restricted stock awards forfeited	(40)	—	—	—	—
Balance at March 31, 2024	182,237	$2	$1,891,011	$(2,209,522)	$(318,509)

See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at January 1, 2023	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(388)	(388)
Stock-based compensation	—	—	12,273	—	12,273
Restricted stock awards issued, net of shares withheld for tax withholding obligations	2,616	—	—	—	—
Balance at March 31, 2023	377,841	$36	$1,776,641	$(2,174,138)	$(397,461)
See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net income (loss)	$210,691	$(388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,996	20,094
Amortization of operating lease right-of-use assets	770	195
Stock-based compensation	(1,060)	12,273
Digital asset mining revenue	(149,959)	(98,026)
Loss (gain) on debt extinguishment	50	(20,761)
Change in fair value of energy derivatives	(797)	—
Change in fair value of warrant liabilities	(18,390)	—
Change in fair value of contingent value rights	(41,724)	—
Amortization of debt discount	660	—
Losses on disposal of property, plant and equipment	3,820	—
Impairment of digital assets	—	1,056
Gain on sale of digital assets	(543)	(1,064)
Non-cash reorganization items	(143,791)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(106)	61
Accounts receivable from related parties	—	21
Digital assets	152,810	98,758
Deposits for equipment	—	—
Prepaid expenses and other current assets	(5,989)	1,152
Accounts payable	(9,735)	16,408
Accrued expenses and other	(10,351)	(906)
Deferred revenue	(580)	(8,629)
Other noncurrent assets and liabilities, net	7,402	(302)
Net cash provided by operating activities	22,174	19,942
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(31,894)	(1,539)
Other	(76)	(330)
Net cash used in investing activities	(31,970)	(1,869)
Cash flows from Financing Activities:
Proceeds from issuance of common stock	55,000	—
Proceeds from draw from exit facility	20,000	—
Principal repayments of finance leases	(3,554)	—
Principal payments on debt	(13,702)	(1,021)
Restricted stock tax holding obligations	(3,390)	—
Proceeds from exercise of stock options	9	—
Net cash provided by provided by (used in) financing activities	54,363	(1,021)
Net increase in cash, cash equivalents and restricted cash	44,567	17,052
Cash, cash equivalents and restricted cash—beginning of period	69,709	52,240
Cash, cash equivalents and restricted cash—end of period	$114,276	$69,292

Supplemental disclosure of other cash flow information:
Cash paid for interest	$2,811	$317
Income tax refunds	$(1)	$(300)
Cash paid for reorganization items	$53,835	$—

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	$(8,484)	$45,721
Decrease in equipment related to debt extinguishment	—	17,849
Decrease in notes payable in exchange for equipment	—	(38,610)
Reduction in plant, property, and equipment basis related to Bitmain purchase	(26,101)	—
Reclass of other current and non-current assets to plant, property, and equipment	8,890	—
Decrease in right-of-use assets due to lease termination	(6,560)	—
Increase in right-of-use assets due to lease commencement	70,690	—
Increase in lease liability due to lease commencement	70,690	—
Extinguishment of convertible notes upon emergence	(559,902)	—
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	(321,773)	—
Cancellation of common stock in connection with emergence	(37)	—
Issuance of new common stock in connection with emergence	296,494	—
Issuance of new common stock for Bitmain obligation	27,839	—
Issuance of new common stock for the Equity Rights Offering backstop commitment	5,475	—
Issuance of contingent value rights	86,325	—
Issuance of warrants	345,856	—
Issuance of new secured convertible notes	260,000	—
Issuance of secured notes, net of discount	149,520	—
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	41,200	—
Issuance of miner equipment lender facility loans	52,947	—
Issuance of notes related to settlement	9,092	—
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	24	—

See accompanying notes to unaudited consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is an operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of digital infrastructure, software solutions and services to our third-party customers. The Company currently focuses primarily on digital asset mining. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and provide hosting services for large customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).

We operate in two segments: “Mining,” consisting of digital asset mining for our own account, and “Hosting,” consisting of our digital infrastructure and third-party hosting business for digital asset mining and specialized Graphics Processing Unit (“GPU”) cloud compute customers.
Our hosting business provides a full suite of services to our digital asset mining and GPU cloud compute customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets and offer specialized cloud services, as applicable.
We believe our experience in digital asset mining can be applied favorably to the design, development and operation of large-scale data centers configured to optimize the performance of specialized computers for other specific, high-value applications such as cloud computing, machine learning and artificial intelligence. We intend to look for opportunities to expand our business into these areas using our knowledge, experience and existing infrastructure where favorable market opportunities exist.
Chapter 11 Filing and Emergence from Bankruptcy
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases were jointly administered under Case No. 22-90341. The Debtors continued to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For detailed discussion about the Chapter 11 Cases, refer to Note 3 — Chapter 11 Filing and Emergence from Bankruptcy.
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
The Company was not required to apply fresh start accounting based on the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, since the entity’s reorganization value immediately before the date of confirmation is more than the total of all its post-petition liabilities and allowed claims.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Refer to the significant accounting policies described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2023, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe the unaudited interim financial statements herein furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature. The interim consolidated results of operations and cash flows are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Debtor-in Possession
On the Effective Date, the Company emerged from bankruptcy and was no longer considered debtors-in-possession under the Bankruptcy Code. For detailed discussion about the Chapter 11 Cases and our emergence from bankruptcy, refer to Note 3 — Chapter 11 Filing and Emergence from Bankruptcy.
Liquidity and Financial Condition
For the three months ended March 31, 2024, the Company generated net income of $210.7 million. The Company had unrestricted cash and cash equivalents of $98.1 million as of March 31, 2024, compared to $50.4 million as of December 31, 2023. The Company has historically generated cash primarily from the issuance of common stock and debt, through sales of digital assets received as digital asset mining revenue and through revenue from contracts with customers. As of March 31, 2024, the Company had net working capital of $5.2 million and a total stockholders’ deficit of $318.5 million.
The Plan of Reorganization at the Effective Date (i) eliminated substantial debt and debt service, (ii) established new debt in the form of a secured credit agreement, publicly traded notes and convertible notes, and debt to equipment lenders secured by mining machines, and (iii) new publicly traded equity and warrants. The settlement of accrued and payable claims through new debt and equity issuance and the extension of debt service to future periods on the Effective Date substantially eliminated the reported working capital deficit at December 31, 2023. When combined with the additional liquidity of the available delayed-draw term loan and the expected cash flows from operations, management has concluded that as of March 31, 2024, the Company’s capital, liquidity and cash flow from operations is sufficient to fund its operations and debt service obligations for at least the next 12 months from the date these consolidated financial statements were issued.
Digital Assets
Currently the Company is required by its existing debt agreements to sell bitcoin it earns within ten days of receipt. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted.
The Company’s digital assets are within the scope of ASU 2023-08 and the Company elected to early adopt the new standard effective January 1, 2024. The transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption, the Company recorded a $24 thousand increase to Digital assets and a $24 thousand decrease to Accumulated deficit on the Consolidated Balance Sheets as of January 1, 2024.
The Company did not have any digital asset holdings as of March 31, 2024. The Company’s digital assets have active markets with observable prices and are considered Level 1 fair value measurements. The following table presents a roll-forward of total digital

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
assets for the three months ended March 31, 2024, based on the fair value model under ASU 2023-08, and the three months ended March 31, 2023 (in thousands):

	March 31, 2024	March 31, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset mining revenue, net of receivables[1]	149,644	98,026
Mining proceeds from shared hosting	8,371	—
Proceeds from sales of digital assets	(160,777)	(98,384)
Realized gain from sale of digital assets	543	1,064
Impairment of digital assets	—	(1,056)
Payment of board fee	(89)	—
Other	—	(374)
Digital assets, end of period	$—	$—

1 As of March 31, 2024 and March 31, 2023, there was $2.0 million and $1.2 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
Digital assets are classified as current assets on the Company’s Consolidated Balance Sheets. In accordance with certain of the Company’s credit and note agreements, the Company is currently required to sell its bitcoin within ten days of receipt.
The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties.
Use of Estimates
The preparation of the Company’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate the Company’s ability to continue as a going concern, the valuation of digital assets, other intangible assets and property, plant and equipment, the initial measurement of lease liabilities, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Performance Obligations - Hosting Segment
The Company’s performance obligations primarily relate to hosting services, which are described below. The Company has performance obligations associated with commitments in customer hosting contracts for future services that have not yet been recognized in the financial statements. As of March 31, 2024, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), we expect to recognize approximately $58.3 million of revenue in the future related to performance obligations associated with existing hosting contracts. The Company expects to recognize approximately 89% of this amount over the next 12 months and the remainder thereafter.
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of March 31, 2024 and December 31, 2023, was $9.3 million and $9.8 million, respectively.
In the three months ended March 31, 2024, the Company recognized $6.4 million of revenue that was included in the deferred revenue balance as of the beginning of the year.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
In the three months ended March 31, 2023, the Company recognized $11.6 million of revenue that was included in the deferred revenue balance as of the beginning of the year.
Advanced payments for hosting services are typically recognized in the following month and are generally recognized within one year.
Convertible and Other Notes Payable
Convertible and other notes payable (“Notes payable”) are accounted for under ASC 470, Debt (“ASC 470”) are presented at their carrying value, which is their remaining par or face amount net of any related unamortized premium, discount and issuance costs. Notes payable are initially recognized at their present value. When cash proceeds are received for the issuance of Notes payable the proceeds are used to establish their present value. When cash proceeds are not received for the issuance of Notes payable their present value is based on the consideration exchanged. This present value generally will be the Notes payable’s cash flows discounted at a market rate when it is more evident than the noncash consideration exchanged. When the present value of Notes payable on issuance varies from its par or face amount, an original discount or premium results and any related issuance costs are used to determine an effective interest rate. Original premium, discount and issuance costs are amortized using the level effective rate interest method. Amortization is recognized as a component of current interest expense.
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (“ASC 815”). At December 31, 2023 and March 31, 2024, Notes payable did not have any embedded derivatives required to be bifurcated.
Contingent Value Rights Liabilities
As described in Note 7 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) which provides for the issuance of the contingent value rights (the “CVRs”) to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).
On the Effective Date, the CVRs and GUC CVRs were recognized at their fair value of $86.3 million. As of March 31, 2024, the CVRs and GUC CVRs were reported at a fair value of $44.6 million in Contingent value rights on the consolidated balance sheets. During the three months ended March 31, 2024, the change in fair value of $41.7 million was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.
Warrant Liabilities
As described in Note 7 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received warrants. The warrants are equity-linked instruments. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).

On the Effective Date, the warrants were recognized at their fair value of $345.9 million. As of March 31, 2024, the warrants were reported at a fair value of $327.5 million in Warrant liabilities on the Consolidated Balance Sheets. During the three months ended March 31, 2024, the change in fair value of $18.4 million was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” This update will be effective for the Company during the annual reporting period beginning January 1, 2025. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s unaudited consolidated financial statements.
3. CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY
Chapter 11
On December 21, 2022 (the “Petition Date”), the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are jointly administered under Case No. 22-90341. The Debtors continued to operate their business and managed their properties as DIP under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On June 20, 2023, the Debtors filed with the Bankruptcy Court (i) a proposed Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates and a related proposed form of Disclosure Statement, and on January 15, 2024, the Debtors filed the Fourth Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) with the Bankruptcy Court.
On January 16, 2024, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan of Reorganization. On the Effective Date, the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.
Replacement DIP Credit Agreement
On February 2, 2023, the Bankruptcy Court entered an interim order (the “Replacement Interim DIP Order”) authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a senior secured super-priority replacement debtor-in-possession loan and security agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the original debtor-in-possession facility that was entered into in connection with the filing of the Chapter 11 Cases (the “Original DIP Facility”), including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
The Replacement DIP Facility, among other things, provided for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the Interim DIP Order and (ii) $35 million was made available following Bankruptcy Court approval of the Final DIP Order. Loans under the Replacement DIP Facility bore interest at a rate of 10%, which was payable in kind in arrears on the first day of each calendar month. The Administrative Agent received an upfront payment equal to 3.5% of the aggregate commitments under the Replacement DIP Facility on February 3, 2023, payable in kind, and the Replacement DIP Lender received an exit premium equal to 5% of the amount of the loans being repaid, reduced or satisfied, payable in cash.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Reorganization items, net and Liabilities Subject to Compromise
Effective on December 21, 2022, the Company began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the Consolidated Statements of Operations beginning December 21, 2022, the date of filing of the Chapter 11 Cases. Liabilities that may be affected by the Plan of Reorganization must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan of Reorganization or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan of Reorganization, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Professional fees and other bankruptcy related costs	$21,480	$20,107
Negotiated settlements	(2,269)	—
Satisfaction of allowed claims:
Extinguishment of secured and other convertible notes	(10,831)	—
Extinguishment of miner equipment lender loans and leases	(102,024)	—
Satisfaction of general unsecured creditor claims	(31,167)	—
Satisfaction of cures and other claims	231	—
Total satisfaction of allowed claims	(143,791)	—
Reimbursed claimant professional fees	12,802	—
Debtor-in-possession financing costs	339	11,452
Reorganization items, net	$(111,439)	$31,559
During the three months ended March 31, 2024, there were significant reorganization related gains resulting primarily from satisfaction of allowed claims under the Plan of Reorganization on the Effective Date and negotiated settlements, partially offset by professional fees and other bankruptcy related costs. These reorganization related impacts were classified as Reorganization items, net until the Effective Date. Reorganization costs incurred after the Effective Date have been classified as General and administrative expense.
The accompanying Consolidated Balance Sheet as of December 31, 2023 includes amounts classified as Liabilities subject to compromise, which represented liabilities the Company estimated would be allowed as claims in the Chapter 11 Cases by the Court. These amounts represented the Company's estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases.
Liabilities subject to compromise consisted of the following (in thousands):

December 31, 2023
Accounts payable	$36,678
Accrued expenses and other current liabilities	20,300
Accounts payable, and accrued expenses and other current liabilities	$56,978

Debt subject to compromise	$41,777
Accrued interest on liabilities subject to compromise	580
Leases, debt and accrued interest	42,357
Liabilities subject to compromise	$99,335
Pre-petition unsecured and secured claims which were identified as impaired and subject to compromise during the bankruptcy process were reclassified to Liabilities subject to compromise. Final determination of the value at which liabilities were settled was made when the Plan of Reorganization became effective and the Company emerged from bankruptcy.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023	Estimated Useful Lives
Land and improvements[1]	$20,583	$21,852	20 years
Building and improvements	168,470	164,495	12 to 39 years
Mining and network equipment[2]	450,921	441,404	1 to 5 years
Electrical equipment[3]	65,006	64,810	5 to 10 years
Other property, plant and equipment[4]	2,788	2,935	5 to 7 years
Total	707,767	695,496
Less: accumulated depreciation and amortization[5]	320,394	293,974
Total	387,373	401,522
Add: Construction in progress	188,596	183,909
Property, plant and equipment, net	$575,969	$585,431
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $6.8 million and $46.6 million at March 31, 2024 and December 31, 2023, respectively.
3 Includes finance lease assets of $12.7 million and $12.7 million at March 31, 2024 and December 31, 2023, respectively.
4 Includes finance lease assets of $0.4 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.
5 Includes accumulated amortization for assets under finance leases of $10.5 million and $43.4 million at March 31, 2024 and December 31, 2023, respectively.
Depreciation expense, including amortization of finance lease assets, for the three months ended March 31, 2024 and 2023, was $28.8 million, and $20.2 million, respectively. Depreciation for the three months ended March 31, 2024 and 2023, allocated to costs of revenue was $28.7 million, and $20.2 million, respectively.
Mining and network equipment
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. As of December 31, 2023, we had two active purchase agreements with Bitmain. The first agreement was for the acquisition of Antminer S19J XP miners with a combined exahash of 4.08 or 28,400 miners, all of which have been delivered as of March 31, 2024. The second agreement was for the acquisition of Antminer S21 miners with a combined exahash of 2.52 or approximately 12,900 miners. As of March 31, 2024, the Company had received approximately 4,790 miners. The remaining miners were received in April 2024. As of the reporting date of this Quarterly Report on Form 10-Q, we have completed all 2024 payments due on miners ordered for deployment this year.
5. LEASES
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2035. In addition, certain leases contain bargain renewal options extending through 2051. The Company recognizes lease expense for these leases on a straight-line basis over the lease term, which includes any bargain renewal options. The Company recognizes lease expense on a straight-line basis over the lease period. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between lease expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the Company’s Consolidated Balance Sheets. For certain leases, the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating lease liabilities on the Company’s Consolidated Balance Sheets and amortizes the lease incentives on a straight-line basis over the lease term as an adjustment to lease expense.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	March 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$77,766	$7,844
Finance lease right-of-use assets	Property, plant and equipment, net	$9,374	$16,268
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$2,619	$77
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$69,022	$1,512
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$3,018	$19,771
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$1,170	$35,745
Supplemental disclosure of noncash investing and financing activities in the Company’s Consolidated Statements of Cash Flows includes a decrease in lease liability due to lease satisfactions on the Effective Date of $50.7 million presented in Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence for the quarter ended March 31, 2024.
The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Financial statement line item	2024	2023
Operating lease expense	General and administrative expenses	$1,419	$390
Short-term lease expense	General and administrative expenses	—	365
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	334	3,857
Interest on lease liabilities	Interest expense, net	1,037	309
Total finance lease expense		1,371	4,166
Total lease expense		$2,790	$4,921
In determining the discount rate used to initially measure the present value of the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our estimated incremental borrowing rate. Our incremental borrowing rate is based on an estimated secured rate with reference to recent borrowings of similar collateral and tenure, when available. If there are insufficient recent borrowings near the time of lease commencement, we utilize a rate based on published index rates of credit quality similar to ours adjusted for similar collateral and tenure. Estimating an incremental borrowing rate may require significant judgment.
Information relating to the lease term and discount rate is as follows:

	March 31, 2024	March 31, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	7.1	10.7
Finance leases	1.3	2.1
Weighted Average Discount Rate
Operating leases	9.3%	6.5%
Finance leases	12.3%	12.4%

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Information relating to lease payments is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Payments
Operating lease payments	$69	$337
Finance lease payments[1]	$4,628	$1,080
1 Approximately $4.6 million of finance lease liabilities were reinstated pursuant to the Plan of Reorganization. Of the $4.6 million of finance lease payments made during the three months ended March 31, 2024, $3.6 million related to cure payments from emergence on the Effective Date.

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at March 31, 2024, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2024	$6,094	$2,781
2025	13,568	1,862
2026	14,365	3
2027	14,721	—
2028	15,143	—
Thereafter	35,997	—
Total lease payments	99,888	4,646
Less: imputed interest	28,247	458
Total	$71,641	$4,188

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
6. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of March 31, 2024 and December 31, 2023, consist of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	March 31, 2024	December 31, 2023
Replacement DIP Credit Agreement[1]	10.0%	10.0%	2024	$—	$4,273
Exit Credit Agreement	9.0%	9.0%	2027	61,200	—
Other Convertible Notes[2]	10.0%	10.0%	2025	—	322,396
Secured Convertible Notes[3]	10.0%	10.0%	2025	—	237,584
Secured Notes	12.5%	12.6%	2028	150,000	—
New Secured Convertible Notes	6.0% - 10.0%	10.0%	2029	260,000	—
Miner Financing:
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	—	53,913
Blockfi takeback loan	3.0% - 8.0%	11.9%	2029	47,734	—
Liberty/Stonebriar loan	10.6%	10.6%	2024	—	6,968
Liberty/Stonebriar takeback loan	3.0% - 8.0%	11.9%	2029	6,211	—
ACM note	—%	15.0%	2025	5,704	6,519
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	—	63,844
Anchor Labs loan	12.5%	12.5%	2024	—	25,159
Trinity loan	11.0%	11.0%	2024	—	23,356
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	13,641	18,331
HMC note	5.0%	15.0%	2026	13,347	14,208
Didado note	5.0%	15.0%	2027	12,294	13,000
Dalton note	5.0%	5.0%	2024	4,547	—
Harper note	5.0%	15.0%	2026	4,522	4,678
Trilogy note	5.0%	15.0%	2026	2,927	2,927
Unsecured:
B. Riley Bridge Notes	7.0%	7.0%	2023	—	41,777
Other:
First Insurance note	7.6%	7.6%	2024	640	2,538
Stockholder loan	10.0%	20.0%	2023	—	10,000
Kentucky Note	5.0%	5.0%	2023	—	529
Other	5.0% - 7.7%	7.1% - 15.0%	2024 - 2025	1,246	2,453
Notes payable, prior to reclassification to Liabilities subject to compromise				584,013	854,453
Less: Notes payable in Liabilities subject to compromise[4]				—	41,777
Less: Unamortized discounts - post-petition				4,107	4,236
Total notes payable, net				579,906	808,440
Less: current maturities				23,333	124,358
Convertible and other notes payable, net of current portion				$556,573	$684,082
1 Replacement DIP Credit Agreement, see Note 3 — Chapter 11 Filing and Emergence from Bankruptcy for further information.
2 Other Convertible Notes included principal balance at issuance and PIK interest.
3 Secured Convertible Notes included principal balance at issuance and PIK interest.
2 Other Convertible Notes included principal balance at issuance and PIK interest.
1 Replacement DIP Credit Agreement, see Note 3 — Chapter 11 Filing and Emergence from Bankruptcy for further information.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
4 In connection with the Company's Chapter 11 Cases, $41.8 million of outstanding notes payable were reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of December 31, 2023, at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. As of December 31, 2023, $0.6 million of accrued interest was classified as Liabilities subject to compromise.
On January 4, 2024, the Company pre-paid the outstanding balance of $4.5 million on the Replacement DIP Facility provided by B. Riley Financial, the Company’s DIP lender. The $4.5 million payment included exit fees of approximately $0.2 million. The Replacement DIP Facility was terminated on the Effective Date.
On January 24, 2024, the Company entered into a settlement agreement with Dalton Utilities which resulted in the issuance of an unsecured promissory note with a principal amount of $9.1 million dated December 29, 2023. The note bears interest at a contractual rate of 5.0% per annum and has a maturity date of May 2, 2024. The Company is required to make monthly payments of principal and interest.
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
Extinguishments
On the Effective Date, the holders of Secured and Other Convertible Notes received Secured Notes Indenture, New Secured Convertible Notes Indenture, New Common Stock and CVRs. Certain holders of New Secured Convertible Notes also funded and received the Exit Credit Agreement. The exchange and underlying agreements were executed contemporaneously and in contemplation of each other and were analyzed on a combined basis under ASC 470. The Company determined that extinguishment accounting was applicable, as the debt terms in the exchange are substantially different: (a) the present value of the cash flows of the new and remaining instruments differ by more than 10%, (b) the fair value of the conversion option changed by more than 10% of the carrying amount of the original instruments, and (c) a substantive conversion feature was added to the debt terms. The gain on extinguishment is reported in Reorganization items, net.
Two previous miner equipment lender loans were exchanged for Miner Equipment Lender Agreements. The Company determined that extinguishment accounting was applicable, as the loans had original maturities near the exchange on the Effective Date. The remaining miner equipment lender loans and leases were exchanged for New Common Stock. The Company determined that extinguishment accounting was applicable, as the remaining miner equipment lender loans and leases were settled by the issuance of equity-classified shares. The gain on extinguishment is reported in Reorganization items, net.
Issuances
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued the following debt instruments, which are defined and described in further detail below (in thousands):

Principal Balance on the Effective Date
Exit Credit Agreement	$61,200
Secured Notes Indenture	$150,000
New Secured Convertible Notes Indenture	$260,000
Miner Equipment Lender Agreements	$52,947
In addition, approximately $15.0 million of debt was reinstated pursuant to the Plan of Reorganization.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
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
At issuance, the Company identified embedded features in the Exit Facility and evaluated them for potential bifurcation in accordance with ASC 815-15. The identified embedded features were determined to be clearly and closely related to the debt host and not subject to bifurcation.
The present value of the Exit Facility’s cash flows were estimated to be equal to its par amount, therefore no discount or premium was recorded on issuance.

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

The maturity date of the Secured Notes is January 23, 2028. The Secured Notes bear interest at a rate of 12.5% per annum, payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024. There is no amortization on the Secured Notes prior to maturity.

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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
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
At issuance, the Company identified embedded features in the Secured Notes and evaluated them for potential bifurcation in accordance with ASC 815-15. The identified embedded features were determined to be clearly and closely related to the debt host and not subject to bifurcation.
The present value of the Secured Notes’ cash flows were estimated to be $149.5 million, the discount is amortized to result in recognition of a level effective interest rate.

The Secured Notes Indenture contains affirmative and negative covenants consistent with those in the Exit Facility and the New Secured Convertible Notes Indenture (as defined below) that, among other things, limit the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The Secured Notes Indenture contains certain events of default, including, without limitation, nonpayment of principal, nonpayment of fees, interest or other obligations after three business days, violations of the covenants (subject, in the case of certain affirmative covenants, to certain grace periods), and bankruptcy events of the Company or any of its subsidiaries.
New Secured Convertible Notes Indenture
On the Effective Date, under the terms of the Plan of Reorganization, the Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “New Secured Convertible Notes”) pursuant to a secured convertible notes indenture (the “New Secured Convertible Notes Indenture”) among (i) Core Scientific, Inc., as the issuer, (ii) the guarantors party thereto and (iii) Wilmington Trust, National Association, as trustee and as collateral agent for the New Secured Convertible Notes (in such capacity, the “Secured Convertible Notes Agent”). The New Secured Convertible Notes were issued to holders of the Company’s April convertible notes and August convertible notes.

The maturity date of the New Secured Convertible Notes is January 23, 2029. The New Secured Convertible Notes bear interest payable quarterly on March 15, June 15, September 15 and December 15, beginning on June 15, 2024, at the Company’s option, (i) in cash at a rate of 10.0% per annum, or (ii) in cash at a rate of 6.0% of per annum and in stock at a rate of 6.0% of per annum (the “Cash/PIK Interest”); provided that the payable-in-stock portion of the Cash/PIK Interest is payable in New Common Stock using a price equal to the volume weighted average price of the New Common Stock for the 20 consecutive trading day period immediately preceding the date that is three business days prior to the applicable interest payment date.

The New Secured Convertible Notes are secured by a valid and perfected third lien and security interest on substantially all assets of the Company and the guarantors thereof, and which liens are junior in priority to liens securing the Exit Facility and Secured Notes and are subject to the terms of the New Intercreditor Agreement. The New Secured Convertible Notes are guaranteed by all direct and indirect subsidiaries of the Company.

Upon the occurrence of a Fundamental Change (as such term is defined in the New Secured Convertible Notes Indenture), the holders of the New Secured Convertible Notes have the right to require the Company to purchase all or any portion of such holder’s New Secured Convertible Notes at the principal amount thereof plus accrued interest to the repurchase date. Holders may elect to convert the New Secured Convertible Notes into shares of New Common Stock at any time prior to maturity at an initial conversion rate of 171.48 shares of New Common Stock per $1,000 principal amount of New Secured Convertible Notes (equal to a conversion price of $5.8317 per share of New Common Stock), which the Company may deliver in cash, New Common Stock or a combination thereof. The conversion price is subject to anti-dilution adjustments upon (among other triggering events) the occurrence of certain dilutive transactions, including share dividends, splits, combinations and reclassification. The New Secured Convertible Notes also automatically convert into New Common Stock if the volume weighted average price for each day for any 20 consecutive trading days is greater than or equal to 133.6% of the as-adjusted conversion price of $7.79.
At issuance, the Company identified embedded features in the New Secured Convertible Notes and evaluated them for potential bifurcation in accordance with ASC 815-15. The conversion feature was determined to be indexed to the Company’s own stock and

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
would be classified in equity if it were freestanding meeting a scope exception from derivative accounting under ASC 815. The other identified embedded features were determined to be clearly and closely related to the debt host and not subject to bifurcation.
Convertible debt instruments not specifically addressed in other GAAP are accounted for in accordance with ASC 470-20. Under that guidance a substantial premium is presumed to attributable to the conversion feature. A conversion feature which is not bifurcated as a derivative is initially recognized in equity as additional paid-in capital. The New Secured Convertible Notes were estimated to have a present value of $293.2 million on issuance. $260.0 million was initially recognized as debt and $33.2 million was initially recognized as additional paid-in capital. Under the relevant guidance, neither balance is subject to recognition of recurring remeasurements.

The New Secured Convertible Notes Indenture contains affirmative and negative covenants consistent with those in the Exit Facility and the Secured Notes Indenture that, among other things, limit the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The New Secured Convertible Notes Indenture contains certain events of default, including, without limitation, nonpayment of principal, nonpayment of interest, fees or other obligations after three business days, and bankruptcy events of the Company or any of its subsidiaries.
Miner Equipment Lender Agreements (BlockFi and Stonebriar)
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into separate New Miner Equipment Lender Agreements (Election 2) with each holder of an Allowed Miner Equipment Lender Secured Claim that is a Settling Miner Equipment Lender that elected on its ballot to receive and is receiving the Miner Equipment Lender Treatment Election 2 (the “Election 2 Miner Equipment Facility Lenders”), in each case, in the principal amount of eighty percent (80%) of each applicable Holders’ Allowed Miner Equipment Lender Claim as of the Effective Date (the “Miner Equipment Lender Facility”).

The maturity date on the Miner Equipment Lender Facility is January 23, 2029. Loans issued under the Miner Equipment Lender Facility accrue interest (1) from the Effective Date to and including the second anniversary of the Effective Date, (x) if the Company does not deliver an Election Notice (as defined below), at a rate of 13.0% per annum and shall be payable 3.0% in cash interest and 10.0% paid-in-kind, and (y) if the Company delivers a written notice to the Election 2 Miner Equipment Facility Lenders five (5) business days prior to the due date of any interest payment during this period (an “Election Notice”), the Company may elect to have interest accrue at either (a) 12.0% per annum, payable 5.0% in cash and 7.0% paid-in-kind or (ii) 8.0% per annum, payable in cash and (2) following the second anniversary of the Effective Date, at a rate of 10.0% per annum, payable in cash. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the New Miner Equipment Lender Agreements (Election 2)), the obligations under the Miner Equipment Lender Facility may, at the option of the Election 2 Miner Equipment Facility Lenders, accrue interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on demand.

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

On the Effective Date, under the terms of the Plan of Reorganization, each Miner Equipment Facility Lender entered into a separate intercreditor agreement with the Secured Convertible Notes Agent, the Secured Notes Agent and the Exit Agent (as defined in the Plan of Reorganization) with respect to the Equipment Priority Collateral.
The present value of the Miner Equipment Lender Facility’s cash flows were estimated to be equal to its par amount, therefore no discount or premium was recorded on issuance.
The Miner Equipment Lender Facility contains customary covenants, representations and warranties.
As of March 31, 2024, the Company believes it was in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
7. CONTINGENT VALUE RIGHTS AND WARRANT LIABILITIES
Contingent Value Rights Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into the Contingent Value Rights Agreement and recorded the liabilities at fair value as of the Effective Date. Pursuant to the Contingent Value Rights Agreement, the Company issued 51,783,625 CVRs to holders of the Company’s April convertible notes and August convertible notes who received New Common Stock (as defined in Note 10 — Stockholders' Deficit) (in such capacity, the “Payees”) in an aggregate amount of 51,783,625 shares of New Common Stock (the “Corresponding New Common Stock”). The CVRs require the Company to make payments to each Payee, of:

•(i) at the first testing date, cash equal to such Payee’s pro rata share (the “Year 1 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 and (2) the fair market value of the Corresponding New Common Stock (the “First Anniversary Payment Amount”); provided that the Year 1 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 with respect to the first testing date;

•(ii) at the second testing date, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 2 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 minus the First Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Second Anniversary Payment Amount”); provided that the Year 2 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus the First Anniversary Payment Amount, if any, with respect to the second testing date; and

•(iii) at the third testing date, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 3 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 minus the sum of the First Anniversary Payment Amount and the Second Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Third Anniversary Payment Amount”); provided that the Year 3 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus (1) the First Anniversary Payment amount, if any and (2) the Second Anniversary Payment Amount, if any, with respect to the third testing date.
GUC Contingent Value Rights
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued (i) 20,335,491 shares of New Common Stock, to holders of allowed general unsecured claims (the “GUC Equity Distribution”) and (ii) GUC CVRs to holders of allowed general unsecured claims.
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
Warrant Agreement
On the Effective Date and pursuant to the Plan of Reorganization and the Confirmation Order, the Company entered into a warrant agreement providing for the issuance of 98,313,313 warrants, each exercisable for one share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”) and (ii) an aggregate of 81,927,898 warrants, each exercisable for one share of New Common Stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Warrants, the “Warrants”). Pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received, for each share of the Company’s previous stock held, 0.253244 Tranche 1 Warrants and 0.211037 Tranche 2 Warrants.
Each whole Tranche 1 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Exercise Price”). Each whole Tranche 2 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $0.01 per share at any time following the time the volume weighted average price per share of New Common Stock equals or exceeds $8.72 per share on each trading day for 20 consecutive trading days (the “Triggering Event”). At March 31, 2024, the Triggering Event for the Tranche 2 Warrants had not occurred. The Tranche 1 Exercise Price and the price per share used to determine a Triggering Event are subject to adjustment for specific events as set forth in the Warrant Agreement.
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
Effective January 24, 2024, the Tranche 1 Warrants and Tranche 2 Warrants began trading on the Nasdaq Global Select Market under the symbols “CORZW” and “CORZZ,” respectively.
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company uses observable market data when determining fair value whenever possible and relies on unobservable inputs only when observable market data is not available.
Recurring Fair Value Measurements
In October 2023, the Company entered into an energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at the Cottonwood 1 facility from November 1, 2023 through May 31, 2024 (the “Energy Derivatives”). The Energy Derivatives are recognized as derivatives in accordance with ASC 815 initially and subsequently measured at fair value with changes in value reflected in Net income (loss). At March 31, 2024 observable Level 2 inputs, such as forward energy prices and discount rates, were available for the energy forward purchase contract.
The CVRs, GUC CVRs and Warrants are recognized as derivative liabilities in accordance with ASC 815 initially and subsequently measured at fair value with changes in value reflected in Net income (loss). When these instruments were recognized on the Effective Date, observable market data was not available. At March 31, 2024 observable Level 1 market data was available for the CVRs and Warrants.
The following presents the levels of the fair value hierarchy for the Company's derivatives measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	March 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3	Fair value
Energy derivatives liability:
Energy derivatives	$—	$1,465	$—	$1,465
Total energy derivatives liability	—	1,465	—	1,465
Contingent value rights liabilities:
Contingent value rights	41,427	—	—	41,427
GUC contingent value rights	—	—	3,174	3,174
Total contingent value rights liabilities	41,427	—	3,174	44,601
Warrants liability:
Warrants	327,465	—	—	327,465
Total warrants liability	327,465	—	—	327,465
Total liabilities measured at fair value on a recurring basis	$368,892	$—	$3,174	$372,066
Level 2 Recurring Fair Value Measurements
The following table summarizes the fair value of the energy forward purchase contract on the Company’s Consolidated Balance Sheets (in thousands):

		Fair Value (Level 2)
	Financial statement line item	March 31, 2024	December 31, 2023
Energy forward purchase contract	Accrued expenses and other current liabilities	$1,465	$2,262

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company recorded the following gains/(losses) related to the energy forward purchase contract on the Company’s Consolidated Statements of Operations (in thousands):

		Three Months Ended March 31,
	Financial statement line item	2024	2023
Energy forward purchase contract	Change in fair value of energy derivatives	$(2,218)	$—
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the GUC CVRs liability measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2024 (in thousands):

GUC CVRs (Level 3)
Balance at December 31, 2023	$—
Issuances	3,950
Unrealized gains	(776)
Balance at March 31, 2024	$3,174
The CVRs and warrants had no balance at December 31, 2023, on the Effective Date they were measured using Level 3 inputs as no market existed for them at that time. Since the Effective Date active markets have developed for those instruments and the Company uses Level 1 quoted market prices for their valuation at March 31, 2024.
All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of December 31, 2023, there were no Level 3 financial instruments.
The fair value of the GUC CVRs was estimated using simulated Company stock price paths in a Monte Carlo simulation model. The inputs into the simulation model are similar to those used in Black-Scholes option models. They include the Company’s stock price and dividend yield, risk-free rate, term and estimated volatility. The estimated volatility is considered to be a significant unobservable input into the simulation model. At March 31, 2024, the valuation technique has not changed during the period since the Effective Date.
The following presents significant Level 3 unobservable inputs used to measure the fair value of GUC CVRs as of March 31, 2024 (dollars in thousands):

	Fair value	Unobservable Input	Measure
GUC contingent value rights	$3,174	Estimated Volatility	120.0%
There is inherent uncertainty in an estimate of fair value from the use of significant unobservable inputs. An increase in the estimated volatility used in the model would be expected to increase the fair value of the GUC CVRs.
Nonrecurring fair value measurements
The Company’s non-financial assets, including property, plant and equipment, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale.
No non-financial assets were classified as Level 3 as of March 31, 2024 or December 31, 2023.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Fair value of financial instruments

The Company’s financial instruments, that are not subject to recurring fair value measurements, include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, leases, notes payable and certain accrued expenses and other liabilities. Except for the Convertible Notes, the carrying amount of these financial instruments materially approximate their fair values. At March 31, 2024 the fair value of the Convertible Notes using Level 1 active market price was $230.4 million.
9. COMMITMENTS AND CONTINGENCIES
Commitments
In October 2023, the Company entered into a purchase agreement to acquire S21 miners with a combined exahash of 2.52 or approximately 12,900 miners from Bitmain for approximately $50.4 million, of which $28.2 million was paid as of March 31, 2024, $15.1 million was satisfied with the use of coupons, and $7.1 million was included in Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets. As of March 31, 2024, the Company had received approximately 4,790 miners. The remaining miners were received in April 2024.
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
On April 22, 2024, the Court granted the Company’s motion for reconsideration and dismissed without prejudice all remaining claims contained in the plaintiff’s complaint.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Purported Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a purported class action complaint against certain officers and directors of Power & Digital Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS Sponsor LLC et al, in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger (“Legacy Core”) and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants have notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws.
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
Following the Company’s filing of the Chapter 11 Cases, Mr. Dean filed proofs of claim in the Chapter 11 Cases alleging the Company breached Mr. Dean’s employment agreement and various equity award agreements. Mr. Dean seeks a total recovery of approximately $8 million. The Debtors filed an objection to Mr. Dean’s proofs of claim on September 19, 2023. Mr. Dean filed a reply in support of his claim and moved for summary judgment on October 19. Adjudication of the validity and value of Mr. Dean’s proof of claim is pending. As a general unsecured creditor under the Plan of Reorganization, any amount determined to be owed to plaintiff will be paid in common shares of the Company as provided in the Plan of Reorganization.
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
As of March 31, 2024 and December 31, 2023, there were no other material loss contingency accruals for legal matters.
Leases—See Note 5 — Leases for additional information.
10. STOCKHOLDERS' DEFICIT
Equity Rights Offering
On November 20, 2023, the Company commenced an equity rights offering (the “Equity Rights Offering”) of common shares of the reorganized Company (the “ERO Shares”) in an aggregate amount of $55 million. On the Effective Date, the Company issued 15,648,896 shares on account of the Equity Rights Offering in exchange for the cash proceeds. Also, on November 16, 2023, the Company entered into an agreement (the “Backstop Commitment Letter”) with the parties named therein (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to severally and not jointly backstop $37.1 million of the Equity Rights Offering (the “Backstop Commitment”), subject to the terms and conditions of the Backstop Commitment Letter. The subscription period for the ERO expired on January 5, 2024. The Equity Rights Offering was oversubscribed and the aggregate subscriptions (including over

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
subscriptions) exceeded the number of ERO Shares offered to be purchased as part of the Equity Rights Offering. The results of the Equity Rights Offering rendered the previously arranged Backstop Commitment unnecessary however on the Effective Date the Company issued 2,111,178 New Common Stock shares on account of the underlying backstop fee associated with the Backstop Commitment.
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
On the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan of Reorganization and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled and is of no further force or effect, and the new organizational documents of the Company became effective, authorizing the issuance of shares of common stock, par value $0.00001 per share (the “New Common Stock”). In accordance with the foregoing, on the Effective Date, the Company, as reorganized on the Effective Date and in accordance with the Plan of Reorganization, issued the: (i) New Common Stock, (ii) Warrants, (iii) CVRs, (iv) New Secured Convertible Notes, (v) Secured Notes and (vi) the GUC CVRs (each, as defined below). Such securities, rights, or interests were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by section 1145 of the Bankruptcy Code.
On the Effective Date, all equity interests in the Company that existed immediately prior to the Effective Date were cancelled, including the Company’s then-existing common stock and warrants, and the Company issued or caused to be issued the New Common Stock in accordance with the terms of the Plan of Reorganization.
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued or held in reserve as issuable:
•176,266,782 shares of New Common Stock;
•4,725,091 shares of New Common Stock held in reserve for disputed claims;
•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants and 81,927,898 Tranche 2 Warrants;
•51,783,625 CVRs; and
•GUC CVRs.
The 4,725,091 shares of New Common Stock held in reserve for disputed claims will be distributed in settlement of previously disputed claims which become allowed by the Court. On the one year anniversary from the Effective Date, or at such earlier date as all disputed claims are considered resolved, any reserved shares not distributed in settlement of previously disputed claims which become allowed will be issued to holders of the common stock immediately prior to the Effective Date. As these shares will be issued and only the recipient is contingent, the Company accounts for these shares as outstanding in its Consolidated Balance Sheets and in the Basic and Diluted Weighted average shares outstanding in its Consolidated Statements of Operations as of the Effective Date. Shares estimated by the Company to be issued to disputed claims are included in the gain on satisfaction of the GUC claims reported in Reorganization items, net.
New Common Stock and Preferred Stock
The Company is authorized to issue 10,000,000,000 shares of New Common Stock and 2,000,000,000 shares of preferred stock (the “Preferred Stock”), each having a par value of $0.00001 per share. The rights and preferences of the New Common Stock shall at all times be subject to the rights of the Preferred Stock as may be set forth in one or more certificates of designations filed with the Secretary of State of the State of Delaware from time to time in accordance with the Delaware General Corporation Law and the Charter.
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
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
Management Incentive Plan
In accordance with the Plan of Reorganization, the Board of Directors adopted an equity-based management incentive plan (the “Management Incentive Plan”), under which up to ten percent of the New Common Stock issued and outstanding, on a fully diluted basis, on the date of the Effective Date may be issued to members of the Company’s management. The Confirmation Order authorized and approved any (i) necessary action with respect to the Management Incentive Plan and (ii) reservation for issuance or share issuances pursuant to the Management Incentive Plan.
The Board of Directors adopted the Management Incentive Plan on April 26, 2024. The participants in the Management Incentive Plan, the timing and allocations of the awards to participants, and the other terms and conditions of such awards (including, but not limited to, vesting, exercise prices, base values, hurdles, forfeiture, repurchase rights and transferability) shall be determined by the Board of Directors in its discretion.

Stock-Based Compensation
Stock-based compensation expense relates primarily to expense for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options. As of March 31, 2024, we had unvested or unexercised stock-based awards outstanding representing approximately 2.5 million shares of our common stock, consisting of approximately 1.1 million RSAs and RSUs with a weighted average per share fair value of $28.63, and options to purchase approximately 1.5 million shares of our common stock with a weighted average exercise price of $81.91.
During the three months ended March 31, 2024, the Company did not grant any stock options, RSUs or RSAs.
During the three months ended March 31, 2024, 0.8 million stock options were cancelled, and 1.3 million RSAs and RSUs were forfeited, respectively.
Stock-based compensation expense for the three months ended March 31, 2024 and 2023, is included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$959	$597
Research and development	204	442
Sales and marketing	421	505
General and administrative	(2,644)	10,729
Total stock-based compensation expense[1]	$(1,060)	$12,273
1 Includes reversal of stock-based compensation expense due to $6.1 million in forfeitures incurred during the three months ended March 31, 2024. Stock-based compensation expense excluding the impact of these forfeitures would have been approximately $5.1 million.
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial. As of March 31, 2024, the Company had approximately $15.6 million of unrecognized stock-based compensation expense related to RSAs and RSUs, which is expected to be recognized over a weighted average time period of 2.1 years, and an additional $7.1 million of unrecognized stock-based compensation expense related to RSUs for which some or all of the requisite service had been provided under the service conditions but had performance conditions that had not yet been achieved.

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
11. INCOME TAXES
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
The income tax expense and effective income tax rate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Income tax expense	$206	$104
Effective income tax rate	0.1%	(36.6)%
For the three months ended March 31, 2024, the Company recorded $0.2 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (16.7)%, state taxes 0.1%, fair market value adjustments to the warrant liability (6.0)% and other items 1.6%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three months ended March 31, 2023, the Company recorded $0.1 million of income tax expense. The Company's estimated annual effective income tax rate was (36.6)%, compared to the U.S. federal statutory rate of 21.0% due to a change in the valuation allowance 43.8%, state taxes (7.1)%, non-deductible transaction costs (58.8)% and other items (0.1)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
12. NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$210,691	(388)
Add: Interest expense related to convertible notes, net of tax	8,392	—
Diluted net income (loss)	$219,083	$(388)
Denominator:
Weighted average shares outstanding - basic	230,954	375,419
Effect of dilutive securities:
Convertible notes	50,738	—
Restricted stock units	839	—
Weighted average shares outstanding - diluted	282,531	375,419

Net income (loss) per share - basic	$0.91	$—
Net income (loss) per share - diluted	$0.78	$—

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
Potentially dilutive securities include securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	1,172	22,724
Tranche 1 Warrants	98,313	14,892
Restricted stock and restricted stock units	1,040	40,438
Convertible Notes	—	69,997
SPAC Vesting Shares	—	1,725
Total potentially dilutive securities	100,525	149,776
13. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has two operating segments: “Mining”, consisting of digital asset mining for its own account; and “Hosting”, which consists primarily of its digital infrastructure and third-party hosting business for digital asset mining and specialized GPU cloud compute customers. The Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The hosting business generates revenue through the sale of consumption-based contracts for its hosting services which are recurring in nature.
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

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Mining Segment	(in thousands, except percentages)
Digital asset mining revenue	$149,959	$98,026
Cost of digital asset mining	81,564	72,676
Mining gross profit	$68,395	$25,350
Mining gross margin	46%	26%

Hosting Segment
Hosting revenue	$29,332	$22,629
Cost of hosting services	20,081	16,198
Hosting gross profit	$9,251	$6,431
Hosting gross margin	32%	28%

Consolidated
	$179,291	$120,655
Consolidated cost of revenue	$101,645	$88,874
Consolidated gross profit	$77,646	$31,781
Consolidated gross margin	43%	26%
For the three months ended March 31, 2024 and 2023, cost of revenue included depreciation expense of $27.5 million and $19.9 million, respectively for the Mining segment. For the three months ended March 31, 2024 and 2023, cost of revenue included depreciation expense of $1.3 million and $0.2 million, respectively for the Hosting segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of March 31, 2024 and December 31, 2023, all of the Company’s fixed assets were located in the United States. For the three months ended March 31, 2024 and 2023, all of the Company’s revenue was generated in the United States. For the three months ended March 31, 2024 and 2023, 84% and 81%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer, which is subject to extreme price volatility.

For the three months ended March 31, 2024 and 2023, the concentration of customers comprising 10% or more of the Company’s Mining and Hosting segment revenue were as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	Percent of Mining segment revenue:		Percent of Hosting segment revenue:
Customer
G	100%	100%	N/A	N/A
F	N/A	N/A	52%	N/A
H	N/A	N/A	25%	N/A
I	N/A	N/A	10%	N/A

Core Scientific, Inc.
Notes to Unaudited Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Reportable segment gross profit	$77,646	$31,781
Gain from sales of digital assets	543	1,064
Impairment of digital assets	—	(1,056)
Change in fair value of energy derivatives	(2,218)	—
Losses on disposal of property, plant and equipment	(3,820)	—
Operating expenses:
Research and development	1,799	1,415
Sales and marketing	982	1,008
General and administrative	14,143	21,764
Total operating expenses	16,924	24,187
Operating income	55,227	7,602
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	50	(20,761)
Interest expense, net	14,087	157
Reorganization items, net	(111,439)	31,559
Change in fair value of warrant and contingent value rights	(60,114)	—
Other non-operating expense (income), net	1,746	(3,069)
Total non-operating (income) expenses, net	(155,670)	7,886
Income (loss) before income taxes	$210,897	$(284)
14. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company from time to time has entered into various transactions with related parties.
The Company had agreements to provide hosting services to various entities that are managed and invested in by individuals who were directors and executives of Core Scientific during fiscal year 2023. For the three months ended March 31, 2024, there were no related-party transactions. For the three months ended March 31, 2023, the Company recognized hosting revenue of $3.7 million from the contracts with related-parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying Notes to Unaudited Financial Statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024. This section generally discusses the results of operations for the quarter ended March 31, 2024 compared to March 31, 2023.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024.
Overview
Core Scientific is a best-in-class large-scale operator of dedicated, purpose-built facilities for digital asset mining and a premier provider of digital infrastructure, software solutions and services to assist our customers in transforming energy into high-value compute. We employ our own large fleet of computers (“miners”), primarily manufactured by Bitmain Technologies Limited (“Bitmain”), to produce bitcoin for our own account and provide hosting services for large bitcoin mining and Graphics Processing Unit (“GPU”) cloud compute customers at our seven operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (2). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services primarily for third-party mining customers. We had an average hourly operating power demand of approximately 660 megawatts (“MW”) for the three months ended March 31, 2024. We had secured approximately 1,198 MW of contracted power capacity at our sites as of March 31, 2024. We also owned and managed the largest infrastructure asset base of publicly listed miners in North America of 745 MW and improved our average self-mining fleet energy efficiency to 26.85 joules per terahash.
Our total revenue was $179.3 million and $120.7 million for the three months ended March 31, 2024 and 2023, respectively. We had operating income of $55.2 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. We had net income of $210.7 million and net loss of $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $88.0 million and $40.3 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Metrics and Non-GAAP Financial Measure” below for our definition of, and additional information related to Adjusted EBITDA.
Recent Developments
Emergence from Bankruptcy
On January 15, 2024, the Company and certain of its affiliates filed with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) (the “Plan of Reorganization”). On January 16, 2024, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.
On the Effective Date, a new Board of Directors was constituted and the Company, in accordance with the Plan of Reorganization satisfied and extinguished claims in the Chapter 11 cases through the issuance of (i) new common stock (“New Common Stock”), (ii) new warrants (“New Warrants”), (iii) contingent value rights (“CVRs”), (iv) new secured convertible notes due 2029 (“New Secured Convertible Notes”), and (v) new secured notes due 2028 (“New Secured Notes”). For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 6 — Convertible and Other Notes Payable, 7 — Contingent Value Rights and Warrant Liabilities and 10 — Stockholders' Deficit to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Halving
On April 19, 2024, bitcoin underwent its fourth halving event at block 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block from the previous level of 6.25 bitcoin per block. During a halving, we expect that it could have a negative impact on our revenue as the reward for each bitcoin mined will be reduced. However, the impact of halving on revenue may be offset by a rise in the price of bitcoin due to fewer miners after the halving event.
Our Business Model
Business Overview
As a large-scale bitcoin digital asset miner, provider of blockchain solutions and leader in transforming energy into high-value compute with high efficiency at scale, we believe that we are well positioned to serve customers in a rapidly expanding market for digital asset mining and blockchain solutions. We believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies. Further, as noted in the “Strategic Investments” section below, we believe that opportunities for growth exist in various applications of our data centers for third party customers focused on cloud computing as well as machine learning and artificial intelligence.
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
Our existing, completed facilities lever our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic system manages heat and airflow to deliver best-in-class uptime and, ultimately, increasing mining rewards to us and our customers. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining and customer and related party hosting hash rates. In addition to exploring additional mining facilities and mining arrangements, we may also explore additional uses of our current and future data centers to take advantage of high value compute in connection with our short-, medium- and long-term strategic planning.
Strategic Investments
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party hosting business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and pursue adjacent high-value compute opportunities that lever our mining expertise and capabilities. For example, in February 2024, we entered into a multi-year lease agreement for a data center in Austin, Texas with a current operating capacity of 12 MW (the “Austin Lease”) within which to perform colocation hosting services for CoreWeave, Inc. to supply up to 16 MW of data center infrastructure to support its GPU cloud compute workloads. We expect this facility to be operational in the second fiscal quarter of 2024.
We believe our expertise in digital asset mining can be applied favorably to the design, development and operation of large-scale data centers configured to optimize the performance of specialized computers for other specific, high-value applications such as cloud computing, as well as machine learning and artificial intelligence. We intend to look for opportunities to expand our business into these areas using our knowledge, expertise and existing infrastructure where favorable market opportunities exist.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. As of December 31, 2023, we had two active purchase agreements with Bitmain. The first agreement was for the acquisition of Antminer S19J XP miners with a combined exahash of 4.08 or 28,400 miners, all of which have been delivered as of March 31, 2024. The second agreement was for the acquisition of Antminer S21 miners with a combined exahash of 2.52 or approximately 12,900 miners. As of March 31, 2024, the Company had received approximately 4,790 miners. The remaining miners were received in April 2024. As of the reporting date of this Quarterly Report on Form 10-Q, we have completed all 2024 payments due on miners ordered for deployment this year.
The tables below summarize the total number of self- and hosted miners in operation as of March 31, 2024 and December 31, 2023 (miners in thousands):

	Bitcoin Miners in Operation as of March 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.3	172.8
Hosted miners	6.2	51.1
Total mining equipment	25.5	223.9

	Bitcoin Miners in Operation as of December 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.9	158.0
Hosted miners	6.3	51.1
Total mining equipment	23.2	209.1

Summary of Digital Asset Activity
Activity related to our digital asset balances for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	March 31, 2024	March 31, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset mining revenue, net of receivables[2]	149,644	98,026
Mining proceeds from shared hosting	8,371	—
Proceeds from sales of digital assets	(160,777)	(98,384)
Realized gain from sale of digital assets	543	1,064
Impairment of digital assets	—	(1,056)
Payment of board fee	(89)	—
Other	—	(374)
Digital assets, end of period	$—	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of March 31, 2024 and March 31, 2023, there was $2.0 million and $1.2 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
Performance Metrics
Hash Rate
Miners perform computational operations in support of digital asset blockchains measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The equipment originally employed for mining bitcoin used the Central Processing Unit (“CPU”) of a computer to mine various forms of digital assets. Due to performance limitations, CPU mining was rapidly replaced by the GPU, which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced as the standard in the mining industry by ASIC chips such as those found in the miners we and our customers use to mine bitcoin (although they continue to have uses in other industries). These ASIC chips are designed specifically to maximize the rate of hashing operations.
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
Key Factors Affecting Our Financial Performance
Market Price of Digital Assets
Our business is heavily dependent on the spot price of bitcoin, as well as other digital assets. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.
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

For bitcoin, our most significant digital asset to which our mining power is devoted, the reward was initially set at 50 bitcoin rewards per block. The bitcoin blockchain has undergone halving four times since its inception, as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000, when the reward was reduced to 6.25 bitcoin per block; and (4) on April 19, 2024 at block 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block. The next halving for the bitcoin blockchain is anticipated to occur in 2028 at block 1,050,000. This process will repeat until the total amount of bitcoin rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin and the other digital assets we may mine for, and potential increases or decreases in prices in advance of or following a future halving are unknown.
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
Based on available data we believe that, an increase in the scale and sophistication of competition in the digital asset mining industry has continued to increase network hash rate, with new entrants and existing competitors increasing the number of miners mining for bitcoin.
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

	March 31,
	2024	2023
Self-Mining Hash rate (Exahash per second)	19.3	16.1

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA (in millions)	$88.0	$40.3

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
Our self-mining hash rate was 19.3 EH/s and 16.1 EH/s as of March 31, 2024 and 2023, respectively representing a 20% increase year over year.

Our combined self-mining and customer and related party hosting hash rate increased 17%, to 25.5 EH/s as of March 31, 2024, from 21.8 EH/s as of March 31, 2023.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized changes in fair value of energy derivatives; (vii) change in the fair value of warrant and contingent value rights and (viii) certain additional non-cash or non-recurring items, that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges, and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, (in thousands):

	Three Months Ended March 31,
	2024	2023[1]
Adjusted EBITDA
Net income (loss)	$210,691	$(388)
Adjustments:
Interest expense, net	14,087	157
Income tax expense	206	104
Depreciation and amortization	28,996	20,094
Stock-based compensation expense	(1,060)	12,273
Unrealized fair value adjustment on energy derivatives	(797)	—
Losses on disposal of property, plant and equipment	3,820	—
Advisor fees	1,687	—
Loss (gain) on debt extinguishment	50	(20,761)
Reorganization items, net	(111,439)	31,559
Change in fair value of warrant and contingent value rights	(60,114)	—
Other non-operating expenses (income), net	1,746	(3,069)
Other	123	368
Adjusted EBITDA	$87,996	$40,337
1 Certain prior year amounts have been reclassified for consistency with the current year presentation.
Components of Results of Operations
Revenue
Our revenue consists primarily of digital asset mining income, and fees from our hosting operations, including the sales of mining equipment to be hosted in our data centers.
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
•Hosting revenue from customers and related parties. Hosting revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the second quarter of 2023, we initiated our first new digital asset mining customer contracts based on proceed sharing. Under these new contracts, customers pay for the cost of hosting and infrastructure, and we share the proceeds that are generated.

Cost of revenue
The Company’s cost of hosting services and cost of digital asset mining primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform hosting services and mining operations and other related costs.
Gain from sales of digital assets
Gain from sales of digital assets consist of gain on sales of digital assets. Gains are recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale

Impairment of digital assets
The Company adopted ASU 2023-08 effective January 1, 2024. Under ASU 2023-08 the Company is required to measure digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, digital assets, which were initially recognized and measured at fair value, were remeasured only when an impairment is recognized. Impairment existed when the current carrying amount exceeded its current fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. To the extent that an impairment loss was recognized, the loss established the new costs basis and carrying value of the digital asset.
Prior to the adoption of ASU 2023-08 effective January 1, 2024, impairment losses were recognized in the period in which the impairment was identified. The impaired digital assets were written down to their fair value at the time of impairment and this new carrying value would not be adjusted upward for any subsequent increase in fair value.
Change in fair value of energy derivatives
The Change in fair value of energy derivatives represents changes in the fair value of the derivative liability related to the energy forward purchase contract described in more detail in “Energy Forward Purchase Contract” in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
Losses on disposal of property, plant and equipment
Losses on disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
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

Non-operating (income) expenses, net:
Non-operating expenses, net includes (gain) loss on debt extinguishment, interest expense, net, reorganization items, net, fair value adjustments of warrants and contingent value rights, and other non-operating (income) expenses, net. Reorganization items, net consists of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.
Income tax expense
Income tax expense consists of U.S. federal and state income taxes. We maintain a full valuation allowance against our U.S. federal and state net deferred tax assets as realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain and therefore have concluded it is not more likely than not that we will realize our net deferred tax assets.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset mining revenue	$149,959	$98,026	$51,933	53%
Hosting revenue from customers	29,332	18,909	10,423	55%
Hosting revenue from related parties	—	3,720	(3,720)	NM
Total revenue	179,291	120,655	58,636	49%
Cost of revenue:
Cost of digital asset mining	81,564	72,676	8,888	12%
Cost of hosting services	20,081	16,198	3,883	24%
Total cost of revenue	101,645	88,874	12,771	14%
Gross profit	77,646	31,781	45,865	144%
Gain from sales of digital assets	543	1,064	(521)	(49)%
Impairment of digital assets	—	(1,056)	1,056	NM
Change in fair value of energy derivatives	(2,218)	—	(2,218)	NM
Losses on disposal of property, plant and equipment	(3,820)	—	(3,820)	NM
Operating expenses:
Research and development	1,799	1,415	384	27%
Sales and marketing	982	1,008	(26)	(3)%
General and administrative	14,143	21,764	(7,621)	(35)%
Total operating expenses	16,924	24,187	(7,263)	(30)%
Operating income	55,227	7,602	47,625	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	50	(20,761)	20,811	NM
Interest expense, net	14,087	157	13,930	NM
Reorganization items, net	(111,439)	31,559	(142,998)	NM
Change in fair value of warrant and contingent value rights	(60,114)	—	(60,114)	NM
Other non-operating expense (income), net	1,746	(3,069)	4,815	NM
Total non-operating (income) expenses, net	(155,670)	7,886	(163,556)	NM
Income (loss) before income taxes	210,897	(284)	211,181	NM
Income tax expense	206	104	102	98%
Net income (loss)	$210,691	$(388)	$211,079	NM
NM - Not Meaningful

Revenue

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset mining revenue	$149,959	$98,026	$51,933	53%
Hosting revenue from customers	29,332	18,909	10,423	55%
Hosting revenue from related parties	—	3,720	(3,720)	NM
Total revenue	$179,291	$120,655	$58,636	49%
Percentage of total revenue:
Digital asset mining revenue	84%	81%
Hosting revenue from customers	16%	16%
Hosting revenue from related parties	—%	3%
Total revenue	100%	100%
Total revenue increased by $58.6 million or 49%, to $179.3 million for the three months ended March 31, 2024, from $120.7 million for the three months ended March 31, 2023, as a result of the factors described below.
Digital asset mining revenue increased by $51.9 million or 53%, to $150.0 million for the three months ended March 31, 2024, from $98.0 million for the three months ended March 31, 2023. The year over year increase in mining revenue was driven primarily by an increase in the price of bitcoin and an increase in our self-mining hash rate, which was due to an approximate increase of 18,000 mining units deployed. The increase in mining revenue was partially offset by a 34% decrease in bitcoin mined. Our self-mining hash rate increased by 20%, to 19.3 EH/s for the three months ended March 31, 2024, from 16.1 EH/s for the same period in the prior year. The total number of bitcoins self-mined for the three months ended March 31, 2024, was 2,825 compared to 4,299. Although our self-mining hash rate increased 20%, the global hash rate increased approximately 73%, leading to a 34% decrease in bitcoin received from self-mining. The average price of bitcoin for the three months ended March 31, 2024, was $53,579 as compared to $22,877 for the same period in the prior year, a 134% increase.
Total hosting revenue from customers increased by $10.4 million or 55%, to $29.3 million for the three months ended March 31, 2024, from $18.9 million for the three months ended March 31, 2023. The increase in hosting revenue from customers was primarily driven by the onboarding of new clients since March 31, 2023, under proceeds sharing arrangements.
Total hosting revenue from related parties decreased by $3.7 million or 100%, to nil for the three months ended March 31, 2024, from $3.7 million for the three months ended March 31, 2023. There were no related-party transactions during the three months ended March 31, 2024.
Cost of revenue

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$101,645	$88,874	$12,771	14%
Gross profit	77,646	31,781	45,865	144%
Gross margin	43%	26%
Cost of revenue increased by $12.8 million or 14%, to $101.6 million for the three months ended March 31, 2024, from $88.9 million for the three months ended March 31, 2023. As a percentage of total revenue, cost of revenue totaled 57% and 74% for the three months ended March 31, 2024 and 2023, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $8.6 million driven by the increase in the number of miners in service, increased proceeds sharing costs of $2.6 million associated with the Company entering proceed sharing contracts with digital asset mining customers beginning in the second fiscal quarter of 2023, a $1.1 million increase in payroll and benefits primarily related to salary adjustments, and a $0.5 million increase in power costs.

Gain from sales of digital assets

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain from sales of digital assets	$543	$1,064	$(521)	(49)%
Percentage of total revenue	—%	1%
Gain from sales of digital assets decreased by $0.5 million to $0.5 million for the three months ended March 31, 2024, from a gain of $1.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the carrying value of our digital assets sold was $160.2 million and proceeds were $160.8 million. For the three months ended March 31, 2023, the carrying value of our digital assets sold was $97.3 million and the sales price was $98.4 million.
Impairment of digital assets

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$—	$(1,056)	$1,056	NM
Percentage of total revenue	—%	(1)%
Impairment of digital assets decreased by $1.1 million to nil for the three months ended March 31, 2024, from $1.1 million for the three months ended March 31, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil as of March 31, 2024 and March 31, 2023.
Change in fair value of energy derivatives

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of energy derivatives	$(2,218)	$—	$(2,218)	NM
Percentage of total revenue	(1)%	—%
Change in fair value of energy derivatives, which is related to the change in fair value of the derivative liability of the energy forward purchase contract entered into in October 2023, was $2.2 million for the three months ended March 31, 2024, The $2.2 million decrease in fair value consisted of a realized loss of $3.0 million partially offset by an unrealized gain of $0.8 million.

Losses on disposal of property, plant and equipment

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Losses on disposal of property, plant and equipment	$(3,820)	$—	$(3,820)	NM
Percentage of total revenue	(2)%	—%
Losses on disposal of property, plant and equipment increased by $3.8 million to $3.8 million for the three months ended March 31, 2024, from nil for the three months ended March 31, 2023. This loss was due to the disposal of mining equipment.
Operating Expenses

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
Operating expenses:	(in thousands, except percentages)
Research and development	$1,799	$1,415	$384	27%
Sales and marketing	982	1,008	(26)	(3)%
General and administrative	14,143	21,764	(7,621)	(35)%
Total operating expenses	$16,924	$24,187	$(7,263)	(30)%
Percentage of total revenue	9%	20%
Total operating expenses decreased $7.3 million or 30%, to $16.9 million for the three months ended March 31, 2024, from $24.2 million for the three months ended March 31, 2023.
Research and development expenses increased $0.4 million or 27%, to $1.8 million for the three months ended March 31, 2024, from $1.4 million for the three months ended March 31, 2023. The increase was driven by a $0.5 million increase in payroll and benefits expense primarily driven by higher salaries, partially offset by lower stock-based compensation expenses.
Sales and marketing expenses decreased nominally for the three months ended March 31, 2024, from the three months ended March 31, 2023.
General and administrative expenses decreased $7.6 million to $14.1 million for the three months ended March 31, 2024, from $21.8 million for the three months ended March 31, 2023. The decrease was primarily driven by $13.3 million lower stock-based compensation due to forfeitures during the current quarter and no new equity awards granted during fiscal year 2023, partially offset by a $3.4 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries, and by $1.7 million increase during the current quarter in advisor fees related to the reorganization incurred after the Effective Date.

Non-operating (income) expenses, net

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
Non-operating (income) expenses, net:	(in thousands, except percentages)
Loss (gain) on debt extinguishment	$50	$(20,761)	$20,811	NM
Interest expense, net	14,087	157	13,930	NM
Reorganization items, net	(111,439)	31,559	(142,998)	NM
Change in fair value of warrant and contingent value rights	(60,114)	—	(60,114)	NM
Other non-operating expense (income), net	1,746	(3,069)	4,815	NM
Total non-operating (income) expenses, net	$(155,670)	$7,886	$(163,556)	NM
Total non-operating expenses, net decreased by $163.6 million, to total non-operating income, net of $155.7 million for the three months ended March 31, 2024, from total non-operating expenses, net of $7.9 million for the three months ended March 31, 2023. The decrease in total non-operating expenses, net was primarily driven by:
• a $143.0 million gain in Reorganization items, net related to a $143.8 million gain associated with the satisfaction of allowed claims, a $11.1 million decrease in debtor-in-possession financing costs, partially offset by a $12.8 million increase in reimbursed claimant professional fees, and a $60.1 million increase in change in fair value of warrant and contingent value rights, partially offset by,
•a $20.8 million gain on extinguishment of debt recognized during the same period in the prior year and a $13.9 million increase in Interest expense, net resulting from the Bankruptcy Court ordered stay on payment of pre-petition obligations, including interest during the same period in 2023.
Income tax expense

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$206	$104	$102	98%
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended March 31, 2024, our income tax expense was $0.2 million. For the three months ended March 31, 2023, our income tax expense was $0.1 million. The Company's effective tax rate for the three months ended March 31, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
Mining Segment	(in thousands, except percentages)
Digital asset mining revenue	$149,959	$98,026	$51,933	53%
Cost of digital asset mining	81,564	72,676	8,888	12%
Mining gross profit	$68,395	$25,350	$43,045	NM
Mining gross margin	46%	26%

Hosting Segment
Hosting revenue	$29,332	$22,629	$6,703	30%
Cost of hosting services	20,081	16,198	3,883	24%
Hosting gross profit	$9,251	$6,431	$2,820	44%
Hosting gross margin	32%	28%

Consolidated
Consolidated total revenue	$179,291	$120,655	$58,636	49%
Consolidated cost of revenue	$101,645	$88,874	$12,771	14%
Consolidated gross profit	$77,646	$31,781	$45,865	144%
Consolidated gross margin	43%	26%
For the three months ended March 31, 2024, cost of revenue included depreciation expense of $27.5 million for the Mining segment and $1.3 million for the Hosting segment. For the three months ended March 31, 2023, cost of revenue included depreciation expense $19.9 million for the Mining segment and $0.2 million for the Hosting segment.
For the three months ended March 31, 2024 and 2023, the top three hosting customers accounted for approximately 86% and 73%, respectively, of the Hosting’s segment total revenue.
For the three months ended March 31, 2024, gross profit in the Mining segment increased $43.0 million compared to the three months ended March 31, 2023, due to a higher Mining segment gross margin of 46% for the three months ended March 31, 2024, compared to 26% for the three months ended March 31, 2023. The increase in the Mining segment gross profit was primarily due to a 53% increase in mining revenue driven by a 134% increase in the price of bitcoin and an increase in our self-mining hash rate driven by an increase in the number of mining units deployed, partially offset by the 34% decrease in bitcoin mined. The increase in the Mining segment gross profit was partially offset by an increase in depreciation expense as a percentage of segment revenues, which was driven primarily by an approximate increase of 18,000 miners placed in service. Our self-mining hash rate was 19.3 EH/s for the three months ended March 31, 2024, compared to 16.1 EH/s for the three months ended March 31, 2023, an increase of 20%.
For the three months ended March 31, 2024, gross profit in the Hosting segment increased $2.8 million compared to the three months ended March 31, 2023, reflecting a Hosting segment gross margin of 32% for the three months ended March 31, 2024, compared to a gross margin of 28% for the three months ended March 31, 2023. The increase in Hosting segment gross margin for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 was primarily due to an increase in revenue of $6.7 million driven by the onboarding of new clients under proceeds sharing arrangements, partially offset by increased proceeds sharing costs of $2.6 million associated with the Company entering proceed sharing contracts with customers beginning in the second fiscal quarter of 2023 and increased depreciation expense of $1.1 million.

A reconciliation of the reportable segment gross profit to income (loss) before income taxes included in our Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$77,646	$31,781	$45,865	144%
Gain from sales of digital assets	543	1,064	(521)	(49)%
Impairment of digital assets	—	(1,056)	1,056	NM
Change in fair value of energy derivatives	(2,218)	—	(2,218)	NM
Losses on exchange or disposal of property, plant and equipment	(3,820)	—	(3,820)	NM
Operating expenses:
Research and development	1,799	1,415	384	27%
Sales and marketing	982	1,008	(26)	(3)%
General and administrative	14,143	21,764	(7,621)	(35)%
Total operating expenses	16,924	24,187	(7,263)	(30)%
Operating income	55,227	7,602	47,625	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	50	(20,761)	20,811	NM
Interest expense, net	14,087	157	13,930	NM
Reorganization items, net	(111,439)	31,559	(142,998)	NM
Change in fair value of warrant and contingent value rights	(60,114)	—	(60,114)	NM
Other non-operating expense (income), net	1,746	(3,069)	4,815	NM
Total non-operating (income) expenses, net	(155,670)	7,886	(163,556)	NM
Income (loss) before income taxes	$210,897	$(284)	$211,181	NM

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have financed our operations primarily through sales of equity securities, debt issuances, equipment financing arrangements and cash generated from operations, including sales of self-mined bitcoin. In January 2024, the Replacement DIP Facility was repaid in full and terminated on the Effective Date of the Company’s Plan of Reorganization. On the Effective Date, we entered into a new $80.0 million credit and guaranty agreement (the “Exit Credit Agreement”), and currently have $20.0 million of undrawn borrowing capacity under that facility. We continue to monitor the impact of the fourth halving event in April 2024, on our liquidity.
Refer to “Recent Developments — Emergence from Bankruptcy” above for more information on our emergence from bankruptcy and the effect on our liquidity.
Operating and Capital Resources
Historically, a substantial portion of our liquidity needs arose from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Following our Chapter 11 filing, our level of capital expenditures was reduced, and we expect them to remain at a reduced level now that we have emerged from Chapter 11.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2024, that our operating cash flows, existing cash balances, and access to the Exit Credit Agreement will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under the Plan of Reorganization. We believe that our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, Cash Equivalents, Restricted Cash, Cash Requirements and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	March 31,	December 31,	Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$98,125	$50,409	$47,716	95%
Restricted cash	16,151	19,300	(3,149)	(16)%
Total cash, cash equivalents and restricted cash	$114,276	$69,709	$44,567	64%
As of March 31, 2024 and December 31, 2023, restricted cash of $16.2 million and $19.3 million, consisted of cash held in escrow under the Original DIP Credit Agreement and to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$69,709	$52,240
Net cash provided by (used in)
Operating activities	22,174	19,942
Investing activities	(31,970)	(1,869)
Financing activities	54,363	(1,021)
Cash, cash equivalents and restricted cash - end of period	$114,276	$69,292

Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Changes in net cash from operating activities results primarily from cash received from hosting customers payments for power fees and equipment purchases. Other drivers of the changes in net cash from operating activities include research and development costs, sales and marketing costs and general and administrative expenses (including personnel expenses and fees for professional services) and interest payments on debt.
Net cash provided by operating activities was $22.2 million for the three months ended March 31, 2024 and $19.9 million for the three months ended March 31, 2023. The increase in net cash provided by operating activities was primarily due to a increase in net income of $211.1 million, a $26.9 million increase in working capital components, a $20.8 million decrease in gain on debt extinguishment, and a $8.9 million increase in depreciation and amortization. The increase in net cash provided by operating activities was offset by a $144 million increase in non-cash reorganization items, a $51.9 million increase in digital asset mining income, a $41.7 million increase in fair value adjustment on contingent value rights, a $18.4 million increase in fair value adjustment on warrant liabilities, and a $13.3 million decrease in stock-based compensation.
Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2024 and 2023, was $32.0 million and $1.9 million, respectively. The increase in net cash used in investing activities was driven primarily by a $30.4 million increase in purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
Net cash provided by financing activities for the three months ended March 31, 2024 was $54.4 million. Net cash used by financing activities for the three months ended March 31, 2023 was $1.0 million. The change was due primarily to $55.0 million from the issuance of common stock during the three months ended March 31, 2024 and a $20.0 million draw from the Exit Facility, partially offset by an increase in principal payments on debt of $12.7 million, an increase in principal payments on finance leases of $3.6 million, and an increase in restricted stock tax holding obligations of $3.4 million.
Future Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Note 9 — Commitments and Contingencies to our unaudited consolidated financial statements.
Related Party Transactions
We had agreements to provide hosting services to various entities that are either managed and invested in by individuals who were directors and executives of Core Scientific during fiscal year 2023. For the three months ended March 31, 2024, there were no related-party transactions. For the three months ended March 31, 2023, we recognized hosting revenue of $3.7 million from the contracts with related-parties.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
Critical Accounting Estimates
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
Preparation of our unaudited consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Except for the accounting and estimates relating to the issuance of Convertible and Other Notes Payable, Contingent Value Rights Obligations and Warrant Liabilities, as discussed below, there have been no material changes to the critical accounting policies and estimates during the three months ended March 31, 2024, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 13, 2024.
Convertible and Other Notes Payable
Convertible and other notes payable (“Notes payable”) are accounted for under ASC 470, Debt (“ASC 470”) are presented at their carrying value, which is their remaining par or face amount net of any related unamortized premium, discount and issuance costs. Notes payable are initially recognized at their present value. When cash proceeds are received for the issuance of Notes payable the proceeds are used to establish their present value. When cash proceeds are not received for the issuance of Notes payable their present value is based on the consideration exchanged. This present value generally will be the Notes payable’s cash flows discounted at a market rate when it is more evident than the consideration received. When the present value of Notes payable on issuance varies from its par or face amount, an original discount or premium results and along with any related issuance costs are used to determine an effective interest rate. Original premium, discount and issuance costs are amortized using the level effective rate interest method. Amortization is recognized as a component of current interest expense.
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (ASC 815). At December 31, 2023 and March 31, 2024 Notes payable did not have any embedded derivatives required to be bifurcated.
Contingent Value Rights Liabilities
On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement which provides for the issuance of the CVR to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).
Warrant Liabilities
On the Effective Date, pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received warrants. The warrants are equity-linked instruments. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report on Form 10-Q, see the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of March 31, 2024, we did not have any bitcoin holdings.
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
Bitcoin prices for the three months ended March 31, 2024 ranged from a low of $39,507 to a high of $73,084, with an average price of $53,579. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three months ended March 31, 2024, would have increased or decreased net income by approximately $15.0 million.
Commodity Price Risk
There have been no material changes to the Company’s commodity price risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of the Company’s exposure to commodity price risk, refer to the Company’s commodity price risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, due to the following material weaknesses in internal control over financial reporting.
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
Remediation Efforts to Address Disclosed Material Weaknesses
Our management, with oversight from our Audit Committee, has taken steps to implement the following remediation actions to address the previously disclosed material weakness and continue to improve our internal control over financial reporting, primarily through:

•	increasing the depth and experience within our accounting and finance organization;
•	enhancing documentation and coordination among our accounting and financial reporting department and expanded cross-functional involvement and input into period-end disclosures;
•
implementing additional internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties; and

•	developing IT general controls to manage access and program changes across our key systems.
During the quarter ended March 31, 2024, we continued to assess the design of existing controls and implement new controls as needed to remediate the previously identified material weakness. We have yet to complete the testing and evaluation of the design and operating effectiveness of controls which are actively in process.
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

Part II - Other Information
Item 1. Legal Proceedings
We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. For a description of our material pending legal proceedings, please see Note 9 — Commitments and Contingencies, to our unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Please refer to the discussions contained in our Annual Report on Form 10-K for the year ended December 31, 2023 within Item 1. – “Business” under the subtitle “Emergence from Bankruptcy”; Item 1A. — “Risk Factors”; Item 5. — “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subtitles “Recent Developments” and “Chapter 11 Filing and Other Related Matters - Pre-Emergence”; our Notes to Unaudited Consolidated Financial Statements in the Quarterly Report on Form 10-Q; as well as elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding the commencement of the aforementioned Company’s emergence from bankruptcy and satisfaction and extinguishment of claims in the Chapter 11 Cases.
Item 1A. Risk Factors
For a discussion of our risk factors, see Part 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year December 31, 2023, which was filed with the United States Securities and Exchange Commission on March 13, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 9, 2024, the Company issued 79,403 shares of its common stock to the holders of convertible debt claims on the Effective Date. The shares were issued to claim holders pro rata based on the total debt claim held by each holder on the Effective Date of the Plan of Reorganization pursuant to the “OGE Shortfall” provision of the Plan of Reorganization. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.4	Confirmation Order, dated January 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
3.1
Third Amended and Restated Certificate of Incorporation of Core Scientific, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

3.2	Second Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).
4.1#
Secured Convertible Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

4.2#
Secured Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

4.3
Warrant Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.1#
Asset Purchase Agreement, dated as of September 5, 2023, by and between Bitmain and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.2#
Amendment to Asset Purchase Agreement, dated as of November 6, 2023, by and between Bitmain and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.3†#
Exit Credit Agreement, dated as of January 23, 2024, by and the Company, as borrower, the guarantors named therein, the lenders party thereto and Wilmington Trust, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

10.4†#
Equipment Loan and Security Agreement, dated as of January 23, 2024, by and between Blockfi Lending LLC, as lender, and the Company, as borrower (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

10.5†
Equipment Loan and Security Agreement, dated as of January 23, 2024, by and between Stonebriar Commercial Finance LLC, as lender, and the Company, as borrower (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

Exhibit No.	Exhibit Description	Filed Herewith
10.6
Contingent Value Rights Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 25, 2024).

10.7+
Letter Agreement by and between Adam Sullivan and Core Scientific Holding Co., dated April 5, 2023 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 15, 2024).

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
___________

†
Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5).
The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Certain information has been omitted from this filing pursuant to Item 601(a)(6) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon its request.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CORE SCIENTIFIC, INC.

Date: May 8, 2024	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)