Form 10-Q
period 2024-06-30
Core Scientific, Inc./tx
filed 2024-08-07
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 2, 2024, 258,223,230 shares of Common Stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “aim,” “estimate,” “plan,” “project,” “forecast,” “goal,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, and the advantages and expected growth of the Company. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors should be read to include our new HPC Hosting segment described herein and read in conjunction with changes to certain of our risk factors disclosed under the caption “Item 1A. — “Risk Factors” in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so except as required under applicable securities laws. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$96,122	$50,409
Restricted cash	983	19,300
Accounts receivable	4,676	1,001
Digital assets	—	2,284
Prepaid expenses and other current assets	16,082	24,022
Total Current Assets	117,863	97,016
Property, plant and equipment, net	549,994	585,431
Operating lease right-of-use assets	75,783	7,844
Other noncurrent assets	17,816	21,865
Total Assets	$761,456	$712,156
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$8,491	$154,751
Accrued expenses and other current liabilities	28,949	179,636
Deferred revenue	7,912	9,830
Operating lease liabilities, current portion	5,427	77
Finance lease liabilities, current portion	2,717	19,771
Notes payable, current portion	18,370	124,358
Contingent value rights, current portion	2,958	—
Total Current Liabilities	74,824	488,423
Operating lease liabilities, net of current portion	67,068	1,512
Finance lease liabilities, net of current portion	553	35,745
Convertible and other notes payable, net of current portion	526,756	684,082
Contingent value rights, net of current portion	9,988	—
Warrant liabilities	1,155,103	—
Other noncurrent liabilities	11,038	—
Total liabilities not subject to compromise	1,845,330	1,209,762
Liabilities subject to compromise	—	99,335
Total Liabilities	1,845,330	1,309,097
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 and nil shares authorized at June 30, 2024 and December 31, 2023, respectively; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 187,892 and 386,883 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	36
Additional paid-in capital	1,930,542	1,823,260
Accumulated deficit	(3,014,418)	(2,420,237)
Total Stockholders’ Deficit	(1,083,874)	(596,941)
Total Liabilities and Stockholders’ Deficit	$761,456	$712,156
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Digital asset self-mining revenue	$110,743	$97,082	$260,702	$195,108
Digital asset hosted mining revenue from customers	24,840	26,316	54,172	45,225
Digital asset hosted mining revenue from related parties	—	3,514	—	7,234
HPC hosting revenue	5,519	—	5,519	—
Total revenue	141,102	126,912	320,393	247,567
Cost of revenue:
Cost of digital asset self-mining	80,001	66,846	161,565	139,522
Cost of digital asset hosted mining services	17,393	23,107	37,474	39,305
Cost of HPC hosting services	4,891	—	4,891	—
Total cost of revenue	102,285	89,953	203,930	178,827
Gross profit	38,817	36,959	116,463	68,740
Change in fair value of digital assets	(584)	—	(41)	—
Gain from sale of digital assets	—	931	—	1,995
Impairment of digital assets	—	(1,127)	—	(2,183)
Change in fair value of energy derivatives	(539)	—	(2,757)	—
Gain (loss) on disposal of property, plant and equipment	268	(174)	(3,552)	(174)
Operating expenses:
Research and development	2,174	1,640	3,973	3,055
Sales and marketing	2,966	1,084	3,948	2,092
General and administrative	26,243	24,396	40,386	46,160
Total operating expenses	31,383	27,120	48,307	51,307
Operating income	6,579	9,469	61,806	17,071
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	120	—	170	(20,761)
Interest expense (income), net	14,775	(36)	28,862	121
Reorganization items, net	—	18,455	(111,439)	50,014
Change in fair value of warrant and contingent value rights	796,035	—	735,921	—
Other non-operating expense (income), net	401	181	2,147	(2,888)
Total non-operating expenses, net	811,331	18,600	655,661	26,486
Loss before income taxes	(804,752)	(9,131)	(593,855)	(9,415)
Income tax expense	144	129	350	233
Net loss	$(804,896)	$(9,260)	$(594,205)	$(9,648)
Net loss per share (Note 12):
Basic	$(4.51)	$(0.02)	$(2.87)	$(0.03)
Diluted	$(4.51)	$(0.02)	$(2.87)	$(0.03)
Weighted average shares outstanding:
Basic	178,505	375,779	207,092	375,875
Diluted	178,505	375,779	207,092	375,875
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended June 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at April 1, 2024	182,237	$2	$1,891,011	$(2,209,522)	$(318,509)
Net loss	—	—	—	(804,896)	(804,896)
Stock-based compensation	—	—	8,494	—	8,494
Issuance of new common stock in connection with emergence	79	—	399	—	399
Restricted stock awards issued, net of tax withholding obligations	115	—	(4)	—	(4)
Exercise of warrants	54	—	420	—	420
Issuance of new common stock for New Secured Convertible Notes conversion	4,525	—	26,545	—	26,545
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,014,418)	$(1,083,874)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at January 1, 2024, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net loss	—	—	—	(594,205)	(594,205)
Stock-based compensation	—	—	7,434	—	7,434
Cancellation of common stock in connection with emergence	(386,883)	(36)	36		—
Issuance of new common stock in connection with emergence	152,576	2	296,893	—	296,895
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,400	—	(3,392)	—	(3,392)
Restricted stock awards forfeited	(40)	—	—	—	—
Exercise of warrants	54	—	420	—	420
Issuance of new common stock for New Secured Convertible Notes conversion	4,525	—	26,545	—	26,545
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,014,418)	$(1,083,874)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three And Six Months Ended June 30, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at April 1, 2023	377,841	$36	$1,776,641	$—	$(2,174,138)	$(397,461)
Net loss	—	—	—		(9,260)	(9,260)
Stock-based compensation	—	—	14,280		—	14,280
Restricted stock awards issued, net of shares withheld for tax withholding obligations	1,250	—	—		—	—
Balance at June 30, 2023	379,091	$36	$1,790,921		$(2,183,398)	$(392,441)

Balance at January 1, 2023	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(9,648)	(9,648)
Stock-based compensation	—	—	26,553	—	26,553
Restricted stock awards issued, net of shares withheld for tax withholding obligations	3,866	—	—	—	—
Balance at June 30, 2023	379,091	$36	$1,790,921	$(2,183,398)	$(392,441)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(594,205)	$(9,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,473	40,567
Amortization of operating lease right-of-use assets	2,752	469
Stock-based compensation	7,434	26,553
Digital asset self-mining revenue	(260,701)	(195,108)
Loss (gain) on debt extinguishment	170	(20,761)
Change in fair value of energy derivatives	(2,262)	—
Change in fair value of warrant liabilities	809,320	—
Change in fair value of contingent value rights	(73,379)	—
Change in fair value of digital assets	41	—
Amortization of debt discount	1,125	—
Losses on disposal of property, plant and equipment	3,552	174
Impairment of digital assets	—	2,183
Gain on sale of digital assets	—	(1,995)
Non-cash reorganization items	(143,791)	—
Non-cash PIK interest expense	2,339	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,675)	(1,025)
Accounts receivable from related parties	—	23
Digital assets	262,968	195,322
Prepaid expenses and other current assets	5,654	(976)
Accounts payable	(11,480)	23,282
Accrued expenses and other	(46,257)	(6,499)
Deferred revenue	(1,917)	(14,175)
Other noncurrent assets and liabilities, net	7,217	(409)
Net cash provided by operating activities	23,378	37,977
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(35,029)	(1,774)
Investments in internally developed software	—	(714)
Other	(125)	—
Net cash used in investing activities	(35,154)	(2,488)
Cash flows from Financing Activities:
Proceeds from issuance of new common stock	55,000	—
Proceeds from draw from exit facility	20,000	—
Principal repayments of finance leases	(4,466)	(2,260)
Principal payments on debt	(28,348)	(8,709)
Restricted stock tax holding obligations	(3,390)	—
Proceeds from exercise of stock options	9	—
Proceeds from exercise of warrants	367	—
Net cash provided by provided by (used in) financing activities	39,172	(10,969)
Net increase in cash, cash equivalents and restricted cash	27,396	24,520

Cash, cash equivalents and restricted cash—beginning of period	69,709	52,240
Cash, cash equivalents and restricted cash—end of period	$97,105	$76,760
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$96,122	$57,593
Restricted cash	$983	$19,167
Total cash, cash equivalents and restricted cash	$97,105	$76,760

Supplemental disclosure of other cash flow information:
Cash paid for interest	$18,074	$742
Income tax refunds	$(1,288)	$(336)
Cash paid for reorganization items	$53,835	$—

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	$(10,997)	$(26,330)
Decrease in equipment related to debt extinguishment	—	17,849
Decrease in notes payable in exchange for equipment	—	(38,610)
Reduction in plant, property, and equipment basis related to Bitmain purchase	(26,101)	—
Reclass of other current and non-current assets to plant, property, and equipment	8,187	—
Decrease in right-of-use assets due to lease termination	(6,560)	—
Increase in right-of-use assets due to lease commencement	70,690	—
Increase in lease liability due to lease commencement	69,577	—
Extinguishment of convertible notes upon emergence	(559,902)	—
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	(321,773)	—
Cancellation of common stock in connection with emergence	(37)	—
Issuance of new common stock in connection with emergence	296,891	—
Issuance of new common stock for Bitmain obligation	27,839	—
Issuance of new common stock for the Equity Rights Offering backstop commitment	5,475	—
Issuance of contingent value rights	86,325	—
Issuance of warrants	345,856	—
Issuance of New Secured Convertible Notes	260,000	—
Issuance of Secured Notes, net of discount	149,520	—
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	41,200	—
Issuance of miner equipment lender facility loans	52,947	—
Issuance of notes related to settlement	9,092	—
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	24	—
Issuance of new common stock for convertible notes conversion	26,390	—
Issuance of new common stock for PIK interest	3,676	—

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for bitcoin mining and high-performance computing. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and provide hosting services for large customers at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (3). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).
The Company focuses primarily on digital asset mining for its own account and has historically focused on providing hosting solutions for third-party digital asset miners. Beginning on March 6, 2024, we have made a series of announcements relating to new contractual arrangements with a third-party provider of high-performance compute (“HPC”) operations for customers utilizing specialized cloud-based graphics processing units (“GPU”s). These new arrangements leverage the Company’s existing infrastructure and expertise in third-party hosting solutions. We believe that using our existing infrastructure for HPC customers provides more consistent dollar-based revenue and substantially less risk than our traditional bitcoin mining customers or our bitcoin self-mining operations. Going forward we intend to focus our efforts on expanding our HPC customer base while maintaining our bitcoin self-mining operations. We expect that third-party hosting for traditional mining customers will be limited unless strategically or economically advantageous.
We currently operate in three segments: “Digital Asset Self-Mining,” consisting of digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of our digital infrastructure and third-party hosting services for digital asset mining, and “HPC Hosting,” consisting of our digital infrastructure and third-party hosting services for client HPC operations. Prior to April 1, 2024, we operated only in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments.

We believe our experience in digital asset self-mining can be applied to the design, development and operation of large-scale data centers configured to optimize the performance of specialized computers for other specific, high-value applications such as cloud computing, machine learning and artificial intelligence. We have secured significant contracts in these areas and intend to pursue additional opportunities therein using our knowledge, experience and digital infrastructure where favorable market opportunities exist.

Our digital asset hosted mining business provides a full suite of services to our digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets.

Our HPC hosting services provide colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Basis of Presentation
Our consolidated balance sheet as of December 31, 2023, which was derived from our audited consolidated financial statements, and our unaudited interim condensed consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe the unaudited interim financial statements herein furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All of these adjustments are of a normal recurring nature. The interim condensed consolidated results of operations and cash flows are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Debtor-in Possession
On the Effective Date, the Company emerged from bankruptcy and was no longer considered debtors-in-possession under the Bankruptcy Code. For detailed discussion about the Chapter 11 Cases and our emergence from bankruptcy, refer to Note 3 — Chapter 11 Filing and Emergence from Bankruptcy.
Liquidity and Financial Condition
For the six months ended June 30, 2024, the Company generated net loss of $594.2 million. The Company had unrestricted cash and cash equivalents of $96.1 million as of June 30, 2024, compared to $50.4 million as of December 31, 2023. The Company has historically generated cash primarily through sales of digital assets received as digital asset self-mining revenue and through revenue from contracts with customers as well as the issuance of common stock and debt. As of June 30, 2024, the Company had net working capital of $43.0 million and a total stockholders’ deficit of $1.1 billion. We continue to monitor the impact of the fourth halving event in April 2024 on our liquidity.
The Plan of Reorganization at the Effective Date (i) eliminated substantial debt and debt service, (ii) established new debt in the form of a secured credit agreement, publicly traded notes and convertible notes, and debt to equipment lenders, and (iii) new publicly traded equity and warrants. The settlement of accrued and payable claims through new debt and equity issuance and the extension of debt service to future periods on the Effective Date substantially eliminated the reported working capital deficit at December 31, 2023. When combined with the additional liquidity of the available delayed-draw term loan and the expected cash flows from operations, management has concluded that as of June 30, 2024, the Company’s capital, liquidity and cash flow from operations is sufficient to fund its operations and debt service obligations for at least the next 12 months from the date these condensed consolidated financial statements were issued.
Digital Assets
Currently the Company is required by its existing debt agreements to sell bitcoin it earns within ten days of receipt. Digital assets are classified as current assets on the Company’s Condensed Consolidated Balance Sheets. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income (loss). The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted.
The Company’s digital assets are within the scope of ASU 2023-08 and the Company elected to early adopt the new standard effective January 1, 2024. The transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. The early adoption did not have a material impact on the Company’s condensed consolidated financial statements.
The Company did not have any digital asset holdings as of June 30, 2024. The Company’s digital assets have active markets with observable prices and are considered Level 1 fair value measurements. The following table presents a roll-forward of total digital assets for the six months ended June 30, 2024, based on the fair value model under ASU 2023-08, and the six months ended June 30, 2023 (in thousands):

	June 30, 2024	June 30, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[1]	261,566	194,917
Mining proceeds from shared hosting	13,818	4,610
Proceeds from sales of digital assets	(277,562)	(199,646)
Change in fair value of digital assets	(41)	—
Gain from sale of digital assets	—	1,988
Impairment of digital assets	—	(2,183)
Payment of board fee	(89)	(89)
Digital assets, end of period	$—	$321
1 As of June 30, 2024 and June 30, 2023, there was $0.8 million and $1.0 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used to estimate the Company’s ability to continue as a going concern, the valuation of digital assets, property, plant and equipment, the initial measurement of lease liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of June 30, 2024, the Company had cash and cash equivalents of $96.1 million, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $75.3 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow to pay for construction and development activities.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue Recognition - HPC Hosting Revenue
Our HPC hosting segment generates revenue by licensing data center space to our customers under licensing agreements. These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. We have elected the practical expedient available under ASC Topic 842, Leases, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our current licensing arrangements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC Topic 842.
We have concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined component license payments under the agreements on a straight-line basis over the non-cancellable term. Straight-line license revenue represents the difference in revenue recognized during the period and the license payments due pursuant to the underlying arrangement as deferred revenue in the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Certain licensing arrangements provide for variable payments for power delivery services and maintenance services on customer assets and reimbursements for lessor costs such as taxes. Payments for physical security and other routine maintenance services are included in the fixed lease payments. Power delivery services represent a stand ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers may request and the Company may provide maintenance services on customer assets during the coterminous lease term. Customers are charged monthly for fees incurred on these maintenance services delivered and actual power costs incurred at current utility or fuel cost rates. These payments from customers for power delivery and maintenance services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC hosting revenue in the condensed consolidated statements of operations.
Performance Obligation Commitments -
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of June 30, 2024, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), we expect to recognize approximately $37.7 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 92% of this amount over the next 12 months and the remainder thereafter.
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Condensed Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of June 30, 2024 and December 31, 2023, was $7.9 million and $9.8 million, respectively.
In the three and six months ended June 30, 2024, the Company recognized $0.1 million and $6.5 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
In the three and six months ended June 30, 2023, the Company recognized $14.3 million and $25.9 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
Advanced payments for hosting services are typically recognized in the following month and are generally recognized within one year.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation
Under ASC 718, Stock Compensation (“ASC 718”) estimated fair value uses a fair-value-based method. Stock-based compensation expense is measured at the grant date based on the estimated fair value of the equity award. The estimated fair value of restricted stock units (“RSUs”) with only service conditions is based on the closing market price of the Company’s common stock on the date of grant. The estimated fair value of market condition restricted stock units (“MSUs”) is estimated on the date of grant using the Monte-Carlo pricing model for each service and market condition tranche. The estimated fair value of stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model.
For stock option and RSU awards with only service conditions, the estimated fair value of the equity awards is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service period for the entire award, which is generally the vesting period. For RSU awards with service and market conditions, the compensation expense is recognized for each separately vesting portion of the award, or tranche, as if it were a separate award with its own vesting and exercise conditions (i.e., on an accelerated attribution basis). The estimated fair value of each tranche is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service for the tranche. The requisite service period of each tranche is the greater of the derived service period from the market condition or the service condition vesting period. See Note 10 — Stockholders' Deficit for more information about the service and market conditions associated with the Company’s equity awards.
Convertible and Other Notes Payable
Convertible and other notes payable (“Notes payable”) are accounted for under ASC 470, Debt (“ASC 470”) and are presented at their carrying value, which is their remaining par or face amount net of any related unamortized premium, discount and issuance costs. Notes payable are initially recognized at their present value. When cash proceeds are received for the issuance of Notes payable the proceeds are used to establish their present value. When cash proceeds are not received for the issuance of Notes payable, their present value is based on the consideration exchanged. This present value generally will be the Notes payable’s cash flows discounted at a market rate when it is more evident than the noncash consideration exchanged. When the present value of Notes payable on issuance varies from its par or face amount, an original discount or premium results and any related issuance costs are used to determine an effective interest rate. Original premium, discount and issuance costs are amortized using the level effective rate interest method. Amortization is recognized as a component of current interest expense.
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (“ASC 815”). As of June 30, 2024 and December 31, 2023, Notes payable did not have any embedded derivatives required to be bifurcated.
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
On the Effective Date, the CVRs and GUC CVRs were recognized at their fair value of $86.3 million. As of June 30, 2024, the CVRs were reported at a fair value of $12.9 million in Contingent value rights on the condensed consolidated balance sheets and the GUC CVRs were reported at a fair value of nil. During the three and six months ended June 30, 2024, the decrease in fair value of $31.7 million and $73.4 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On the Effective Date, the warrants were recognized at their fair value of $345.9 million. As of June 30, 2024, the warrants were reported at a fair value of $1.16 billion in Warrant liabilities on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024, the increase in fair value of $827.7 million and $809.3 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
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

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s unaudited condensed consolidated financial statements.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Reorganization items, net and Liabilities Subject to Compromise
Effective on December 21, 2022, the Company began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the Consolidated Statements of Operations beginning December 21, 2022, the date of filing of the Chapter 11 Cases. As of December 31, 2023, liabilities that were affected by the Plan of Reorganization were classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may have been settled for lesser amounts as a result of the Plan of Reorganization or negotiations with creditors. If there was uncertainty about whether a secured claim was undersecured, or would be impaired under the Plan of Reorganization, the entire amount of the claim was included with prepetition claims in liabilities subject to compromise. After the Effective Date, any resulting changes in classification were reflected in subsequent financial statements.
As a result of the filing of the Chapter 11 Cases on December 21, 2022, the classification of pre-petition indebtedness was generally subject to compromise pursuant to the Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities were stayed. The Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors paid undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors rejected certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases were treated as general unsecured claims and paid in full.
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Professional fees and other bankruptcy related costs	$—	$17,665	$21,480	$37,772
Negotiated settlements	—	85	(2,269)	85
Satisfaction of allowed claims:
Extinguishment of secured and other convertible notes	—	—	(10,831)	—
Extinguishment of miner equipment lender loans and leases	—	—	(102,024)	—
Satisfaction of general unsecured creditor claims	—	—	(31,167)	—
Satisfaction of cures and other claims	—	—	231	—
Total satisfaction of allowed claims	—	—	(143,791)	—
Reimbursed claimant professional fees	—	—	12,802	—
Debtor-in-possession financing costs	—	705	339	12,157
Reorganization items, net	$—	$18,455	$(111,439)	$50,014
During the six months ended June 30, 2024, there were significant reorganization related gains resulting primarily from satisfaction of allowed claims under the Plan of Reorganization on the Effective Date and negotiated settlements, partially offset by professional fees and other bankruptcy related costs. These reorganization related impacts were classified as Reorganization items, net until the Effective Date. Reorganization costs incurred after the Effective Date have been classified as General and administrative expense.
The accompanying Consolidated Balance Sheet as of December 31, 2023, includes amounts classified as Liabilities subject to compromise, which represented liabilities the Company estimated would be allowed as claims in the Chapter 11 Cases by the Court. These amounts represented the Company's estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023	Estimated Useful Lives
Land and improvements[1]	$20,730	$21,852	20 years
Building and improvements[2]	252,722	191,615	12 to 39 years
Mining and network equipment[3]	422,640	414,284	3 to 5 years
Electrical equipment[4]	82,267	64,810	5 to 15 years
Other property, plant and equipment[5]	2,779	2,935	5 to 7 years
Total	781,138	695,496
Less: accumulated depreciation and amortization[6]	348,251	293,974
Total	432,887	401,522
Add: Construction in progress	117,107	183,909
Property, plant and equipment, net	$549,994	$585,431
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $6.6 million and $6.6 million at June 30, 2024 and December 31, 2023, respectively.
3 Includes finance lease assets of $0.2 million and $40.0 million at June 30, 2024 and December 31, 2023, respectively.
4 Includes finance lease assets of $12.6 million and $12.7 million at June 30, 2024 and December 31, 2023, respectively.
5 Includes finance lease assets of $0.4 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.
6 Includes accumulated amortization for assets under finance leases of $10.8 million and $43.4 million at June 30, 2024 and December 31, 2023, respectively.
Depreciation expense, including amortization of finance lease assets, for the three months ended June 30, 2024 and 2023, was $29.3 million, and $20.4 million, respectively, and for the six months ended June 30, 2024 and 2023, was $58.1 million and $40.7 million, respectively. Depreciation for the three months ended June 30, 2024 and 2023, allocated to costs of revenue was $29.2 million, and $20.4 million, respectively, and for the six months ended June 30, 2024 and 2023, was $58.0 million and $40.5 million, respectively.
5. LEASES
Lessee Accounting
The Company has entered into non-cancellable operating and finance leases for office, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2035. In addition, certain leases contain

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
bargain renewal options extending through 2051. Variable lease payments are not included in the initial measurement of leases and are expensed as incurred.
The components of operating and finance leases are presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$75,783	$7,844
Finance lease right-of-use assets	Property, plant and equipment, net	$9,017	$16,268
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$5,427	$77
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$67,068	$1,512
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$2,717	$19,771
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$553	$35,745
Supplemental disclosure of noncash investing and financing activities in the Company’s Condensed Consolidated Statements of Cash Flows includes a decrease in lease liability due to lease satisfactions on the Effective Date of $50.7 million presented in Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence for the six months ended June 30, 2024.
The components of lease expense were as follows (in thousands):

		Three Months Ended June 30,
	Financial statement line item	2024	2023
Operating lease expense	Cost of HPC hosting services	$3,096	$—
Operating lease expense	General and administrative expenses	1,391	224
Short-term lease expense	General and administrative expenses	75	182
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	315	3,572
Interest on lease liabilities	Interest expense, net	119	433
Total finance lease expense		434	4,005
Total lease expense		$4,996	$4,411

		Six Months Ended June 30,
	Financial statement line item	2024	2023
Operating lease expense	Cost of HPC hosting services	$3,096	$—
Operating lease expense	General and administrative expenses	2,793	598
Short-term lease expense	General and administrative expenses	193	362
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	649	7,128
Interest on lease liabilities	Interest expense, net	1,040	742
Total finance lease expense		1,689	7,870
Total lease expense		$7,771	$8,830

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Information relating to the lease term and discount rate is as follows:

	June 30, 2024	June 30, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	6.9	10.7
Finance leases	1.1	1.5
Weighted Average Discount Rate
Operating leases	9.3%	6.5%
Finance leases	12.4%	12.8%

Information relating to lease payments is as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Lease Payments
Operating lease payments	$1,651	$261
Finance lease payments	$1,031	$1,168

	Six Months Ended June 30,
	2024	2023
Lease Payments
Operating lease payments	$1,720	$598
Finance lease payments[1]	$6,195	$2,248
1 Approximately $4.6 million of finance lease liabilities were reinstated pursuant to the Plan of Reorganization. Of the $6.2 million of finance lease payments made during the six months ended June 30, 2024, $4.4 million related to cure payments from emergence on the Effective Date.

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at June 30, 2024, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2024	$5,289	$1,661
2025	13,568	1,855
2026	14,365	3
2027	14,721	—
2028	15,143	—
Thereafter	35,997	—
Total lease payments	99,083	3,519
Less: imputed interest	26,588	249
Total	$72,495	$3,270

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Lessor Accounting
We generate revenue by leasing property to customers under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies — Revenue Recognition — HPC Hosting Segment.
The components of lease revenue were as follows (in thousands):

Three and Six Months Ended June 30, 2024
Lease Revenue
Operating lease revenue	$3,818
Variable lease revenue	1,701
Total lease revenue	$5,519
The following table represents the maturity analysis of operating lease payments expected to be received at June 30, 2024, and thereafter (in thousands):

June 30, 2024
Remaining 2024	$11,960
2025	22,080
2026	22,632
2027	23,311
2028	24,010
Thereafter	54,469
Total	$158,462

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of June 30, 2024 and December 31, 2023, consist of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	June 30, 2024	December 31, 2023
Replacement DIP Credit Agreement[1]	10.0%	10.0%	2024	$—	$4,273
Exit Credit Agreement	9.0%	9.0%	2027	61,200	—
Other Convertible Notes[2]	10.0%	10.0%	2025	—	322,396
Secured Convertible Notes[2]	10.0%	10.0%	2025	—	237,584
Secured Notes	12.5%	12.6%	2028	150,000	—
New Secured Convertible Notes	6.0% - 10.0%	10.0%	2029	233,610	—
Miner Financing:
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	—	53,913
Blockfi takeback loan	3.0% - 8.0%	11.9%	2029	48,921	—
Liberty/Stonebriar loan	10.6%	10.6%	2024	—	6,968
Liberty/Stonebriar takeback loan	3.0% - 8.0%	11.9%	2029	6,366	—
ACM note	—%	15.0%	2025	4,935	6,519
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	—	63,844
Anchor Labs loan	12.5%	12.5%	2024	—	25,159
Trinity loan	11.0%	11.0%	2024	—	23,356
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	12,664	18,331
HMC note	5.0%	15.0%	2026	12,056	14,208
Didado note	5.0%	15.0%	2027	11,313	13,000
Harper note	5.0%	15.0%	2026	4,055	4,678
Trilogy note	5.0%	15.0%	2026	2,649	2,927
Unsecured:
B. Riley Bridge Notes	7.0%	7.0%	2023	—	41,777
Other:
First Insurance note	7.6%	7.6%	2024	—	2,538
Stockholder loan	10.0%	20.0%	2023	—	10,000
Kentucky Note	5.0%	5.0%	2023	—	529
Other	5.0% - 7.7%	7.1% - 15.0%	2024 - 2025	999	2,453
Notes payable, prior to reclassification to Liabilities subject to compromise				548,768	854,453
Less: Notes payable in Liabilities subject to compromise[3]				—	41,777
Less: Unamortized discounts - post-petition				3,642	4,236
Total notes payable, net				545,126	808,440
Less: current maturities				18,370	124,358
Convertible and other notes payable, net of current portion				$526,756	$684,082
1 Replacement DIP Credit Agreement, see Note 3 — Chapter 11 Filing and Emergence from Bankruptcy for further information.
2 Other Convertible Notes and Secured Convertible Notes included principal balances at issuance and PIK interest.
3 In connection with the Company's Chapter 11 Cases, $41.8 million of outstanding notes payable were reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheets as of December 31, 2023, at their expected allowed amount. Up to the Petition Date, the Company continued to accrue interest expense in relation to these reclassified debt instruments. As of December 31, 2023, $0.6 million of accrued interest was classified as Liabilities subject to compromise.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Replacement DIP Facility provided for a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $70 million. Under the Replacement DIP Facility, (i) $35 million was made available following Bankruptcy Court approval of the interim debtor-in-possession order and (ii) $35 million was made available following Bankruptcy Court approval of the final debtor-in-possession order on March 1, 2023. Loans under the Replacement DIP Facility bore interest at a rate of 10%, which was payable in kind in arrears on the first day of each calendar month. On January 4, 2024, the Company pre-paid the outstanding balance of $4.5 million on the Replacement DIP Facility provided by B. Riley Financial, the Company’s DIP lender. The $4.5 million payment included exit fees of approximately $0.2 million. The Replacement DIP Facility was terminated on the Effective Date.
On January 24, 2024, the Company entered into a settlement agreement with Dalton Utilities which resulted in the issuance of an unsecured promissory note with a principal amount of $9.1 million dated December 29, 2023. The note bore interest at a contractual rate of 5.0% per annum and matured on May 2, 2024.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The present value of the Secured Notes’ cash flows at issuance were estimated to be $149.5 million, the discount is amortized to result in recognition of a level effective interest rate.
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
New Secured Convertible Notes Indenture; Interest Payment and Mandatory Conversion
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

The maturity date of the New Secured Convertible Notes was January 23, 2029. The New Secured Convertible Notes bore interest payable quarterly on March 15, June 15, September 15 and December 15, beginning on June 15, 2024, at the Company’s option, (i) in cash at a rate of 10.0% per annum, or (ii) in cash at a rate of 6.0% of per annum and in stock at a rate of 6.0% of per annum (the “Cash/PIK Interest”); provided that the payable-in-stock portion of the Cash/PIK Interest was payable in New Common Stock using a price equal to the volume weighted average price of the New Common Stock for the 20 consecutive trading day period immediately preceding the date that was three business days prior to the applicable interest payment date. The Company exercised its option to make the June 15, 2024 interest payment 6% in cash for approximately $6.0 million and 6% in stock and issued 881,610 shares of its New Common Stock to the holders of the New Secured Convertible Notes on that date for total interest expense of approximately $9.8 million. During the three months ended June 30, 2024, $26.4 million of New Secured Convertible Notes including interest were voluntarily converted for 4.5 million shares of New Common Stock.
On July 5, 2024, the mandatory conversion feature of the New Secured Convertible Notes pursuant to the Indenture, dated as of January 23, 2024 (the “Indenture”), by and among the Company, as issuer, Wilmington Trust, National Association (“Wilmington Trust”), as trustee and collateral agent, and the other parties thereto, was triggered when the trading price of the Company’s New Common Stock on a daily volume weighted average basis (“VWAP”) exceeded the applicable threshold specified in the Indenture for the 20th consecutive trading day. In connection with the mandatory conversion of the Notes, which took place on July 10, 2024, each registered holder of the New Secured Convertible Notes was entitled to receive (1) a number of shares of the Company’s New Common Stock equal to the aggregate principal amount of his, her or its notes outstanding, divided by the conversion price of $5.8317 (not including fractional shares), and (2) an amount of cash equal to the number of the resulting fractional shares, multiplied by the closing trading price of the Company’s New Common Stock on July 9, 2024.
Following the mandatory conversion of the New Secured Convertible Notes, 40.1 million shares of the Company’s New Common Stock in the aggregate were issued in exchange for $233.6 million aggregate principal amount of the New Secured Convertible Notes.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Description of the New Secured Convertible Notes Indenture Prior to the Mandatory Conversion
Below is a description of the New Secured Convertible Notes prior to their mandatory conversion on July 10, 2024. There are currently no outstanding New Secured Convertible Notes.
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
At issuance, the Company identified embedded features in the New Secured Convertible Notes and evaluated them for potential bifurcation in accordance with ASC 815-15. The conversion feature was determined to be indexed to the Company’s own stock and would be classified in equity if it were freestanding meeting a scope exception from derivative accounting under ASC 815. The other identified embedded features were determined to be clearly and closely related to the debt host and not subject to bifurcation.
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

The maturity date on the Miner Equipment Lender Facility is January 23, 2029. Loans issued under the Miner Equipment Lender Facility accrue interest (1) from the Effective Date to and including the second anniversary of the Effective Date, (x) if the Company does not deliver an Election Notice (as defined below), at a rate of 13.0% per annum and shall be payable 3.0% in cash interest and 10.0% paid-in-kind, and (y) if the Company delivers a written notice to the Election 2 Miner Equipment Facility Lenders five (5) business days prior to the due date of any interest payment during this period (an “Election Notice”), the Company may elect to have interest accrue at either (a) 12.0% per annum, payable 5.0% in cash and 7.0% paid-in-kind or (ii) 8.0% per annum, payable in cash and (2) following the second anniversary of the Effective Date, at a rate of 10.0% per annum, payable in cash. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the New Miner Equipment Lender Agreements (Election 2)), the obligations under the Miner Equipment Lender Facility may, at the option of the Election 2 Miner

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equipment Facility Lenders, accrue interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on demand. The Company did not deliver an election notice on the Miner Equipment Lender Facility in June 2024 and paid the standard interest rate of 3.0% cash interest and 10.0% paid-in-kind (“PIK”) interest for the second quarter of 2024. For the three months ended June 30, 2024, the Company paid $0.4 million in cash interest and $1.2 million in PIK interest on the BlockFi lender facility. For the six months ended June 30, 2024, the Company paid $0.6 million in cash interest and $2.1 million in PIK interest on the BlockFi lender facility.

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
As of June 30, 2024, the Company believes it was in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
GUC Contingent Value Rights and Extinguishment
On the Effective Date, pursuant to the Plan of Reorganization, the Company issued (i) 20,335,491 shares of New Common Stock to holders of allowed general unsecured claims (the “GUC Equity Distribution”) and (ii) GUC CVRs to holders of allowed general unsecured claims.
The terms of the GUC CVRs provided that unless the value of the GUC Equity Distribution, as implied by the volume weighted average (“VWAP”) of the closing price during any 20 trading days over any consecutive 30 trading day period during the period beginning on the Effective Date and ending on the date 18 months following the Effective Date (the “ GUC CVR Testing Period”), is equal to or in excess of the GUC Equity Distribution at Plan Value, the Company would be required to pay to each GUC Payee New Common Stock in an amount equal to the lesser of (i) such GUC Payee’s pro rata share of the New Common Stock with an aggregate value, based on Plan Value, of $7,100,000 and (ii) the difference between (a) the GUC Equity Distribution at Plan Value and (b) the value of the GUC Equity Distribution as implied by the volume weighted average of the closing price of the GUC Equity Distribution during the 60 trading days prior to the GUC CVR Testing Date.
On July 1, 2024, the GUC CVRs were extinguished following the VWAP of the Company’s New Common Stock exceeding the applicable threshold specified therein for 20 trading days within a 30 consecutive trading day period. As of June 30, 2024, the GUC CVRs were estimated to have no fair value.
Warrant Agreement
On the Effective Date and pursuant to the Plan of Reorganization and the Confirmation Order, the Company entered into a warrant agreement (the “Warrant Agreement”) providing for the issuance of 98,313,313 warrants, each exercisable for one share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”) and (ii) an aggregate of 81,927,898 warrants, each exercisable for one share of New Common Stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). Pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received, for each share of the Company’s previous stock held, 0.253244 Tranche 1 Warrants and 0.211037 Tranche 2 Warrants.
Each whole Tranche 1 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Exercise Price”). Each whole Tranche 2 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $0.01 per share at any time following the time the volume weighted average price per share of New Common Stock equals or exceeds $8.72 per share on each trading day for 20 consecutive trading days (the “Triggering Event”), which event occurred on July 11, 2024. As of June 30, 2024, the Triggering Event for the Tranche 2 Warrants had not occurred. The Tranche 1 and Tranche 2 Exercise Prices are subject to adjustment for specific events as set forth in the Warrant Agreement.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
During the three months ended June 30, 2024, 53,870 Tranche 1 Warrants were exercised, which resulted in cash receipts of $0.4 million.
The Tranche 2 Warrants became exercisable as of the close of trading on July 11, 2024, when the daily volume weighted average trading price of the Company’s New Common Stock exceeded $8.72 per share for the 20th consecutive trading day pursuant to the Warrant Agreement.
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
Recurring Fair Value Measurements
The CVRs, GUC CVRs and Warrants are recognized as derivative liabilities in accordance with ASC 815 and are initially and subsequently measured at fair value with changes in fair value reflected in Net loss. When these instruments were recognized on the Effective Date, observable market data was not available. As of June 30, 2024, observable Level 1 market data was available for the CVRs and Warrants.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following presents the levels of the fair value hierarchy for the Company's derivatives measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	June 30, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3	Fair value
Contingent value rights liabilities:
Contingent value rights	$12,946	$—	$—	$12,946
Total contingent value rights liabilities	12,946	—	—	12,946
Warrants liability:
Warrants	1,155,103	—	—	1,155,103
Total warrants liability	1,155,103	—	—	1,155,103
Total liabilities measured at fair value on a recurring basis	$1,168,049	$—	$—	$1,168,049
Level 2 Recurring Fair Value Measurements
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

The following table summarizes the fair value of the energy forward purchase contract on the Company’s Condensed Consolidated Balance Sheets (in thousands):

		Fair Value (Level 2)
	Financial statement line item	June 30, 2024	December 31, 2023
Energy forward purchase contract	Accrued expenses and other current liabilities	$—	$2,262

The Company recorded the following losses related to the energy forward purchase contract on the Company’s Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement line item	2024	2023	2024	2023
Energy forward purchase contract	Change in fair value of energy derivatives	$(539)	$—	$(2,757)	$—

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Level 3 Recurring Fair Value Measurements
The following presents a rollforward of the activity for the GUC CVRs liability measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2024 (in thousands):

GUC CVRs (Level 3)
Balance at December 31, 2023	$—
Issuances	3,950
Unrealized gains	(776)
Balance at March 31, 2024	3,174
Issuances	—
Unrealized gains	(3,174)
Balance at June 30, 2024	$—
The CVRs and warrants had no balance at December 31, 2023. On the Effective Date they were measured using Level 3 inputs as no market existed for them at that time. Since the Effective Date, active markets have developed for those instruments and the Company uses Level 1 quoted market prices for their valuation as of June 30, 2024.
All transfers into and out of Level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur. As of December 31, 2023, there were no Level 3 financial instruments.
The fair value of the GUC CVRs was previously estimated using simulated Company stock price paths in a Monte Carlo simulation model. The inputs into the simulation model are similar to those used in Black-Scholes option models. They include the Company’s stock price and dividend yield, risk-free rate, term and estimated volatility. The estimated volatility is considered to be a significant unobservable input into the simulation model. As of June 30, 2024, the GUC CVRs were estimated to have no fair value. On July 1, 2024, the GUC CVR Trigger was met and the GUC CVRs were extinguished with no payment or further obligation.
Nonrecurring fair value measurements
The Company’s non-financial assets, including property, plant and equipment, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale.
No non-financial assets were classified as Level 3 as of June 30, 2024 or December 31, 2023.
Fair value of financial instruments

The Company’s financial instruments, that are not subject to recurring fair value measurements, include cash and cash equivalents, restricted cash, accounts receivable, net, accounts payable, leases, notes payable and certain accrued expenses and other liabilities. Except for the Convertible Notes, the carrying amount of these financial instruments materially approximate their fair values. As of June 30, 2024, the fair value of the Convertible Notes using Level 1 active market price was $390.3 million.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against Core Scientific, Inc., its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities and Exchange Act by allegedly failing to disclose to investors that among other things the Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. Core filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core. A lead plaintiff was appointed in April 2023 and proofs of claim were filed in the Company’s Chapter 11 Cases. After the Company filed its motion to dismiss and a subsequent motion for consideration with respect to remaining claims not dismissed, all remaining claims in the complaint against the individual defendants were subsequently dismissed without prejudice in April 2024.
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
On June 7, 2024, Plaintiff refiled its complaint asserting that the individual defendants violated the Securities Exchange Act by allegedly failing to disclose to investors that among other things the Company failed to disclose known trends or uncertainties that would have an impact on the Company’s financial performance.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
currently preparing an objection to these claims along with a reply to GEM’s response to the Debtors’ earlier filed objections. As a general unsecured creditor under the Plan of Reorganization, any amount determined to be owed to plaintiff will be paid in common shares of the Company as provided in the Plan of Reorganization.
As of June 30, 2024 and December 31, 2023, there were no other material loss contingency accruals for legal matters.
Leases—See Note 5 — Leases for additional information.
10. STOCKHOLDERS' DEFICIT
Equity Rights Offering
On November 20, 2023, the Company commenced an equity rights offering (the “Equity Rights Offering”) of common shares of the reorganized Company (the “ERO Shares”) in an aggregate amount of $55 million. On the Effective Date, the Company issued 15,648,896 shares on account of the Equity Rights Offering in exchange for the cash proceeds. Also, on November 16, 2023, the Company entered into an agreement (the “Backstop Commitment Letter”) with the parties named therein (the “Commitment Parties”), pursuant to which the Commitment Parties agreed to severally and not jointly backstop $37.1 million of the Equity Rights Offering (the “Backstop Commitment”), subject to the terms and conditions of the Backstop Commitment Letter. The subscription period for the ERO expired on January 5, 2024. The Equity Rights Offering was oversubscribed and the aggregate subscriptions (including over subscriptions) exceeded the number of ERO Shares offered to be purchased as part of the Equity Rights Offering. The results of the Equity Rights Offering rendered the previously arranged Backstop Commitment unnecessary, however, on the Effective Date, the Company issued 2,111,178 New Common Stock shares on account of the underlying backstop fee associated with the Backstop Commitment.
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
•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants and 81,927,898 Tranche 2 Warrants;
•51,783,625 CVRs; and
•GUC CVRs.

The 4,725,091 shares of New Common Stock held in reserve for disputed claims will be distributed in settlement of previously disputed claims which become allowed by the Court. On the one year anniversary from the Effective Date, or at such earlier date as all disputed claims are considered resolved, any reserved shares not distributed in settlement of previously disputed claims which become allowed will be issued to holders of the common stock immediately prior to the Effective Date. As these shares will be issued and only the recipient is contingent, the Company accounts for these shares as outstanding in its Condensed Consolidated Balance Sheets and in the Basic and Diluted Weighted average shares outstanding in its Condensed Consolidated Statements of Operations. Shares estimated by the Company to be issued to disputed claims are included in the gain on satisfaction of the GUC claims reported in Reorganization items, net.
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
Incentive Plan
In accordance with the Plan of Reorganization, the Company adopted an equity-based management incentive plan on April 26, 2024 (the “Incentive Plan”). The Incentive Plan provides for the grant of nonqualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards, dividend equivalent rights and other stock-based awards.
The Incentive Plan provides for grants of up to 40,000,000 shares of the Company’s Common Stock in respect of awards, subject to adjustment as provided in the Incentive Plan, and limits the aggregate compensation that may be paid to the Company’s non-employee directors in respect of any single fiscal year (including awards under the Incentive Plan) to a total of $800,000
The form of outstanding grants under the Incentive Plan currently includes RSUs and MSUs. The participants in the Incentive Plan, the timing and allocations of the awards to participants, and the other terms and conditions of such awards (including, but not limited to, vesting, exercise prices, base values, hurdles, forfeiture, repurchase rights and transferability) is determined by the Compensation Committee of the Board of Directors in its discretion, as plan administrator.
Under the Incentive Plan, certain executives have been granted MSUs which are subject to the achievement of market-based share price goals and the executives’ continued service until the relevant vesting date. The number of shares which vest as of the end of each measurement period on each vesting date are conditioned on the highest 20-day volume weighted average price of the Company's share price achieved during the tranche’s measurement vesting period since grant. The MSU vesting schedule is proportionate over a three-year service period where such proportions are identified as tranches with separate service conditions and measurement periods for the market conditions. If certain market-based share price goals are not met during certain tranche measurement periods, the ability to satisfy such goals apply in subsequent measurement periods and permit vesting if such market conditions are then met (and the service conditions are then satisfied). The following table presents additional information relating to each MSU award:

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2024 Vesting:
$3.14	142,381	142,381
$5.00	142,381	284,762
$8.00	142,381	427,143
$10.00	142,381	569,524
$12.00	142,381	711,905
$14.00	142,381	854,286
December 31, 2025 Vesting:
$3.14	142,381	142,381
$5.00	142,381	284,762
$8.00	142,381	427,143
$10.00	142,381	569,524
$12.00	142,381	711,905
$14.00	142,381	854,286
December 31, 2026 Vesting:
$3.14	142,381	142,381
$5.00	142,381	284,762
$8.00	142,381	427,143
$10.00	142,381	569,524
$12.00	142,381	711,905
$14.00	142,381	854,286
Stock-Based Compensation
During the six months ended June 30, 2024, the Company did not grant any stock options, while 1.9 million stock options expired or were forfeited. Total unrecognized stock-based compensation expense related to unvested stock options was immaterial as of June 30, 2024.

A summary of RSU and MSU activity for the six months ended June 30, 2024, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	38,358	$2.69	—	$—
Cancellation of common stock in connection with emergence	(38,358)	2.69	—	—
Issuance of new common stock in connection with emergence	3,836	26.93	—	—
Unvested - Effective Date	3,836	26.93	—	—
Granted	18,893	6.17	2,562	5.57
Vested	(1,593)	25.74	—	—
Forfeited	(1,307)	27.08	—	—
Unvested - June 30, 2024	19,829	$7.23	2,562	$5.57
As of June 30, 2024, the Company had approximately $124.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted average time period of 3.0 years, and an additional $19.0 million of unrecognized stock-based compensation expense related to MSUs for which some or all of the requisite service has been provided under the service conditions but had market conditions that had not yet been achieved. The unrecognized stock-based compensation expense related to MSUs is expected to be recognized over a weighted average time period of 1.6 years.
Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, is included in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,199	$1,507	$3,158	$2,104
Research and development	458	368	662	810
Sales and marketing	1,813	539	2,234	1,044
General and administrative	4,024	11,866	1,380	22,595
Total stock-based compensation expense	$8,494	$14,280	$7,434	$26,553
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

The income tax expense and effective income tax rate for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Income tax expense	$144	$129	$350	$233
Effective income tax rate	—%	(1.4)%	(0.1)%	(2.5)%
For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.4 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 3.2%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (23.7)% and other items (0.5)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.2 million, respectively, of income tax expense. The Company's estimated annual effective income tax rate was (2.5)%, compared to the U.S. federal statutory rate of 21.0% due to a change in the valuation allowance 9.3%, state taxes (1.4)%, non-deductible transaction costs (29.2)% and other items (2.2)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
12. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(804,896)	(9,260)	$(594,205)	$(9,648)
Denominator:
Weighted average shares outstanding - basic	178,505	375,779	207,092	375,875
Weighted average shares outstanding - diluted	178,505	375,779	207,092	375,875

Net loss per share - basic	$(4.51)	$(0.02)	$(2.87)	$(0.03)
Net loss per share - diluted	$(4.51)	$(0.02)	$(2.87)	$(0.03)
Potentially dilutive securities include securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three and Six Months Ended June 30, 2024	Three and Six Months Ended June 30, 2023
Stock options	369	22,025
Tranche 1 Warrants	98,259	—
Restricted stock and restricted stock units	18,778	39,937
Warrants	—	14,892
Convertible Notes	40,059	69,988
SPAC Vesting Shares	—	1,725
Total potentially dilutive securities	157,465	148,567

13. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company now has three operating segments: “Digital Asset Self-Mining”, consisting of digital asset mining for its own account; “Digital Asset Hosted Mining”, consisting of our digital infrastructure and third-party hosting services for digital asset mining; and “HPC Hosting”, consisting of our digital infrastructure and third-party hosting services for GPU-based HPC operations. The Company’s HPC and cloud compute operations met the criteria to be considered a new segment during the second quarter of 2024. The Digital Asset Self-Mining segment generates revenue from operating owned computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature. The HPC Hosting business generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis.
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
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$110,743	$97,082	$260,702	$195,108
Cost of digital asset self-mining	80,001	66,846	161,565	139,522
Digital Asset Self-Mining gross profit	$30,742	$30,236	$99,137	$55,586
Digital Asset Self-Mining gross margin	28%	31%	38%	28%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$24,840	$29,830	$54,172	$52,459
Cost of digital asset hosted mining services	17,393	23,107	37,474	39,305
Digital Asset Hosted Mining gross profit	$7,447	$6,723	$16,698	$13,154
Digital Asset Hosted Mining gross margin	30%	23%	31%	25%

HPC Hosting Segment
HPC hosting revenue	$5,519	$—	$5,519	$—
Cost of HPC hosting services	4,891	—	4,891	—
HPC Hosting gross profit	$628	$—	$628	$—
HPC Hosting gross margin	11%	—%	11%	—%

Consolidated
Consolidated total revenue	$141,102	$126,912	$320,393	$247,567
Consolidated cost of revenue	$102,285	$89,953	$203,930	$178,827
Consolidated gross profit	$38,817	$36,959	$116,463	$68,740
Consolidated gross margin	28%	29%	36%	28%
For the three months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of $28.2 million and $18.8 million, respectively, for the Digital Asset Self-Mining segment. For the three months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of $1.0 million and $1.5 million, respectively for the Digital Asset Hosted Mining segment. For the three months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of a nominal amount and nil, respectively for the HPC Hosting segment.
For the six months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of $55.7 million and $38.8 million, respectively for the Digital Asset Self-Mining segment. For the six months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of $2.3 million and $1.8 million, respectively, for the Digital Asset Hosted Mining segment. For the six months ended June 30, 2024 and 2023, cost of revenue included depreciation expense of a nominal amount and nil, respectively, for the HPC Hosting segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of June 30, 2024 and December 31, 2023, all of the Company’s fixed assets were located in the United States. For the three and six months ended June 30, 2024 and 2023, all of the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2024, 78% and 81%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer, which is subject to extreme price volatility. For the three and six months ended June 30, 2023, 76% and 79%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer.

For the three and six months ended June 30, 2024 and 2023, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and HPC Hosting segment revenue were as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of HPC Hosting segment revenue:
Customer
G	100%	100%	N/A	N/A	N/A	N/A
F*	N/A	N/A	58%	49%	N/A	N/A
H	N/A	N/A	25%	15%	N/A	N/A
E (related party)**	N/A	N/A	N/A	12%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	N/A
* This customer was labeled as Customer D in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of HPC Hosting segment revenue:
Customer
G	100%	100%	N/A	N/A	N/A	N/A
F*	N/A	N/A	54%	49%	N/A	N/A
H	N/A	N/A	25%	N/A	N/A	N/A
E (related party)**	N/A	N/A	N/A	14%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	N/A
* This customer was labeled as Customer D in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reportable segment gross profit	$38,817	$36,959	$116,463	$68,740
Change in fair value of digital assets	(584)	—	(41)	—
Gain from sale of digital assets	—	931	—	1,995
Impairment of digital assets	—	(1,127)	—	(2,183)
Change in fair value of energy derivatives	(539)	—	(2,757)	—
Gain (loss) on disposal of property, plant and equipment	268	(174)	(3,552)	(174)
Operating expenses:
Research and development	2,174	1,640	3,973	3,055
Sales and marketing	2,966	1,084	3,948	2,092
General and administrative	26,243	24,396	40,386	46,160
Total operating expenses	31,383	27,120	48,307	51,307
Operating income	6,579	9,469	61,806	17,071
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	120	—	170	(20,761)
Interest expense, net	14,775	(36)	28,862	121
Reorganization items, net	—	18,455	(111,439)	50,014
Change in fair value of warrant and contingent value rights	796,035	—	735,921	—
Other non-operating expense (income), net	401	181	2,147	(2,888)
Total non-operating expenses, net	811,331	18,600	655,661	26,486
Loss before income taxes	$(804,752)	$(9,131)	$(593,855)	$(9,415)
14. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company from time to time has entered into various transactions with related parties.
The Company had agreements to provide hosting services to various entities that are managed and invested in by individuals who were directors and executives of Core Scientific during fiscal 2023. For the three and six months ended June 30, 2024, there were no related-party transactions. For the three and six months ended June 30, 2023, the Company recognized hosting revenue of $3.5 million and $7.2 million, respectively, from contracts with related parties.
15. SUBSEQUENT EVENTS
On July 1, 2024, the GUC CVR obligations were extinguished pursuant to their terms when the VWAP of the Company’s New Common Stock on NASDAQ National Market System (“NMS”) exceeded $5.02 for 20 trading days within the applicable 30 consecutive trading day period.
On July 5, 2024, the mandatory conversion feature of the New Secured Convertible Notes was triggered when the VWAP of the Company’s New common stock on NASDAQ NMS exceeded the applicable threshold specified in the Indenture for the 20th consecutive trading day pursuant to the Indenture. In connection with the mandatory conversion of the Notes, each registered holder of the New Secured Convertible Notes was entitled to receive (1) a number of shares of the Company’s New Common Stock equal to the aggregate principal amount of his, her or its notes outstanding, divided by the conversion price of $5.8317 (not including fractional shares), and (2) an amount of cash equal to the number of the resulting fractional shares, multiplied by the closing trading price of the Company’s New Common Stock on July 9, 2024.
Following the mandatory conversion of the New Secured Convertible Notes, 40.1 million shares of the Company’s New Common Stock in the aggregate were issued (or will be issued upon presentation for cancellation of the New Secured Convertible

Notes in the case of manual paper notes by the holders thereof) in exchange for the remaining $233.6 million aggregate principal amount of the New Secured Convertible Notes.
On July 5, 2024, the Company entered into a purchase agreement with Block, Inc. for the purchase of 3 nanometer Application Specific Integrated Circuits chips (“ASIC chips”) representing approximately 15 EH/s of hashrate. On July 12, 2024, the Company paid a $10.0 million deposit which will be applied evenly towards the ASIC chips. Payments are due in installments, starting six months prior to delivery. Delivery of the ASIC chips is expected to begin by the end of 2025.
From July 1, 2024 through the date these financial statements were issued, approximately 0.1 million Tranche 1 Warrants were exercised upon payment to the Company of $0.9 million in the aggregate exercise price.
The Tranche 2 Warrants became exercisable as of the close of trading on July 11, 2024, when the VWAP of the Company’s New Common Stock exceeded $8.72 per share for the 20th consecutive trading day pursuant to the Warrant Agreement. From July 11, 2024 through the date these financial statements were issued, approximately 36.7 million Tranche 2 Warrants were exercised. Payment of the Tranche 2 Warrant exercise price in cash resulted in aggregate exercise price proceeds to the Company of approximately $0.3 million.
On August 6, 2024, the Company announced the exercise by CoreWeave of its option to contract for an additional 112 MW of infrastructure to host CoreWeave’s GPUs for its HPC operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying Notes to Unaudited Financial Statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024. This section generally discusses the results of operations for the quarter ended June 30, 2024 compared to June 30, 2023.
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
Overview
Core Scientific is a leader in digital infrastructure for bitcoin mining and high-performance computing. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”), primarily manufactured by Bitmain Technologies Limited (“Bitmain”), to produce bitcoin for our own account and provide hosting services for large bitcoin mining and high-performance compute (“HPC”) customers at our eight operational data centers in Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (3). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services primarily for third-party mining customers. We had an average hourly operating power demand of approximately 641 megawatts (“MW”) for the six months ended June 30, 2024. We had secured approximately 1,200 MW of contracted power capacity at our sites as of June 30, 2024. We also operate and manage one of the largest data center infrastructure asset bases among publicly listed North American miners with operational capacity of approximately 830 MW in support of our mining and HPC operations.
We improved our average self-mining fleet energy efficiency for the three months ended June 30, 2024, to 24.7 joules per terahash compared to 26.9 joules per terahash for the three months ended March 31, 2024. Self-mining fleet energy efficiency is a measure of our fleet’s average energy efficiency over the period presented.
Our total revenue was $320.4 million and $247.6 million for the six months ended June 30, 2024 and 2023, respectively. We had operating income of $61.8 million and $17.1 million for the six months ended June 30, 2024 and 2023, respectively. We had net loss of $594.2 million and $9.6 million for the six months ended June 30, 2024 and 2023, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $134.0 million and $85.3 million for the six months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
Recent Developments
CoreWeave HPC Hosting Agreements
On February 29, 2024, the Company entered into a long-term contract with CoreWeave, Inc. (“CoreWeave”) to deliver 16 MW of infrastructure at the Company’s Austin, Texas facility. Following commencement of operations in Texas, on June 3, 2024, the Company entered into a series of long-term contracts with CoreWeave to deliver approximately 200 MW of infrastructure to host CoreWeave’s HPC operations, which will require the Company to modify multiple existing sites. The site modifications commenced in the second half of fiscal 2024 and operational status is expected in the first half of fiscal 2025. On June 25, 2024, the Company announced CoreWeave’s execution of an option to secure an additional 70 MW of infrastructure to host its HPC operations. Operational status for the additional 70 MW is also expected in the second half of 2025. Further, on August 6, 2024, the Company announced that CoreWeave executed an option to secure an additional 112 MW of infrastructure to host CoreWeave’s graphics processing units (“GPUs”) for HPC operations.

Halving
In April 2024, the Bitcoin protocol executed its fourth planned halving, wherein the bitcoin rewards issued for each solved block dropped from 6.25 bitcoin to 3.125 bitcoin, reducing the bitcoin received from bitcoin mining by 50% (excluding transactions fee rewards). As a result, assuming stable network hashrate and no change to the price of bitcoin after the halving, the Company’s revenue related to mining bitcoin would decline by 50%, resulting in a significant negative impact on revenue and gross profit.
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
On the Effective Date, a new Board of Directors was constituted and the Company, in accordance with the Plan of Reorganization satisfied and extinguished claims in the Chapter 11 cases through the issuance of (i) new common stock (“New Common Stock”), (ii) new warrants (“New Warrants”), (iii) contingent value rights (“CVRs”), (iv) new secured convertible notes due 2029 (“New Secured Convertible Notes”), and (v) new secured notes due 2028 (“New Secured Notes”). For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 6 — Convertible and Other Notes Payable, 7 — Contingent Value Rights and Warrant Liabilities and 10 — Stockholders' Deficit to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Our Business Model
Business Overview
As a large-scale owner and operator of high-powered digital infrastructure for bitcoin mining and hosting services, we believe that we are well positioned to serve customers in an expanding market for digital asset mining and HPC operations. We believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies. Further, as noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing HPC hosting services.
We focus primarily on mining and selling bitcoin for cash and activities directly related to growing our mining capabilities (increasing the number of bitcoin mined) and enhancing efficiencies in our operations (reducing our cost to mine). Our growing digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. The terms of our debt agreements currently require that we sell our bitcoin within ten days of receipt, and we typically use the proceeds to fund our operations and growth.
Our data centers house bitcoin mining computers and lever our specialized construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic structural design manages heat and airflow to deliver best-in-class uptime and, ultimately, increased mining rewards to us and our customers. We continually evaluate our mining performance, including our ability to access additional megawatts of electric power and to expand our total self-mining, customer and related party hosting hash rates. In addition to exploring additional mining facilities and mining arrangements, we may also explore additional uses of our current and future data centers to support other forms of high-value compute, such as our developing HPC hosting operations, in connection with our short-, medium- and long-term strategic planning.
Business Strategy
Our business strategy is to grow our revenue and profitability by increasing the capacity and efficiency of our self-mining fleet and by enhancing our third-party hosting business. We intend to strategically develop the infrastructure necessary to support business growth and profitability and pursue adjacent high-value compute opportunities that lever our mining expertise and capabilities. For example, in February 2024, we entered into a multi-year lease agreement for a data center in Austin, Texas, to perform colocation hosting services for CoreWeave to supply up to 16 MW of data center infrastructure in support of its GPU cloud compute workloads. This facility became operational in the second fiscal quarter of 2024. During the fiscal quarter ended June 30, 2024, we completed the expansion of our Denton, Texas facility by 72 MW of data center infrastructure to support our digital asset self-mining business. On

June 3, 2024, the Company entered into a series of long-term contracts with CoreWeave to deliver approximately 200 MW of infrastructure to host CoreWeave’s HPC operations. On June 25, 2024, the Company announced CoreWeave’s execution of an option to secure an additional 70 MW of infrastructure to host its HPC operations.
These contracts represent a significant step in HPC build-out and tap into the rapidly growing hyperscale data center market. We believe the potential for HPC hosting complements our current business model with expected stable, long-term and high margin revenue.
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
Segments
We have three operating segments: “Digital Asset Self-Mining,” consisting of digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of our digital infrastructure and third-party hosting services for digital asset mining, and “HPC Hosting,” consisting of our hosting services for high-performance compute operations. Our Digital Asset Self-Mining operation segment generates revenue from operating our own mining computers as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. Our Digital Asset Hosted Mining operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. Our HPC Hosting operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. The Company’s HPC and cloud compute operations met the criteria to be considered a new segment during the second quarter of 2024.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. As of December 31, 2023, we had two active purchase agreements with Bitmain. The first agreement was for the acquisition of Antminer S19J XP miners with a combined exahash of 4.1 or 28,400 miners. The second agreement was for the acquisition of Antminer S21 miners with a combined exahash of 2.5 or approximately 12,900 miners. As of June 30, 2024, the Company had received all of the miners. As of the reporting date of this Quarterly Report on Form 10-Q, we have completed all 2024 payments due on miners ordered for deployment this year.
The tables below summarize the total number of self- and hosted miners in operation as of June 30, 2024 and December 31, 2023 (miners in thousands):

	Bitcoin Miners in Operation as of June 30, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.4	163.5
Hosted miners	5.2	41.8
Total mining equipment	24.6	205.3

	Bitcoin Miners in Operation as of December 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.9	158.0
Hosted miners	6.3	51.1
Total mining equipment	23.2	209.1

Summary of Digital Asset Activity
Activity related to our digital asset balances for the six months ended June 30, 2024 and 2023, were as follows (in thousands):

	June 30, 2024	June 30, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[2]	261,566	194,917
Mining proceeds from shared hosting	13,818	4,610
Proceeds from sales of digital assets	(277,562)	(199,646)
Change in fair value of digital assets	(41)	—
Gain from sale of digital assets	—	1,988
Impairment of digital assets	—	(2,183)
Payment of board fee	(89)	(89)
Digital assets, end of period	$—	$321

1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of June 30, 2024 and June 30, 2023, there was $0.8 million and $1.0 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
Key Factors Affecting Our Financial Performance
Market Price of Digital Assets
Our business is heavily dependent on the spot price of bitcoin. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.
Our financial performance and continued growth depend in large part on our ability to mine for digital assets profitably and to attract customers for our digital asset hosted mining services. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services, may harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Over time, we have observed a positive trend in the total market capitalization of digital assets, which suggests increased adoption. However, historical trends are not indicative of future adoption, and it is possible that the adoption of digital assets and blockchain technology may slow, take longer to develop, or never be broadly adopted, which would negatively impact our business and operating results.
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
Difficulty
The increase in bitcoin’s network hash rate results in a regular increase in the cryptographic complexity associated with solving blocks on its blockchain, or its difficulty. Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires bitcoin miners to upgrade their mining equipment to remain profitable and compete effectively with other miners. Similarly, a decline in network hash rate results in a decrease in difficulty, increasing mining proceeds.
Transaction Fees
Bitcoin miners receive a transaction fee in the form of a portion of bitcoin for validating transactions on the Bitcoin network. The transaction fee can vary in value over time, with higher fees prioritizing certain transactions over those with lower fees. An increase in Bitcoin network transaction fees increases mining proceeds.
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

For bitcoin, our most significant digital asset to which our mining power is devoted, the reward was initially set at 50 bitcoin rewards per block. The bitcoin blockchain has undergone halving four times since its inception, as follows: (1) on November 28, 2012, at block 210,000; (2) on July 9, 2016 at block 420,000; (3) on May 11, 2020 at block 630,000; and (4) on April 19, 2024 at block 840,000, when the reward was reduced to its current level of 3.125 bitcoin per block. The next halving for the bitcoin blockchain is anticipated to occur in 2028 at block 1,050,000. This process will repeat until the total amount of bitcoin rewards issued reaches 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin and the other digital assets we may mine for, and potential increases or decreases in prices in advance of or following a future halving are unknown.
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
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our hosting business greatly depends on our ability to retain and develop opportunities with our existing customers and to attract new customers.
Our business environment is constantly evolving. In digital asset mining, miners can range from individual enthusiasts to professional mining operations with dedicated data centers. The Company competes with other enterprises that focus all or a portion of their activities on mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable sources of high power, and evaluating new technology developments in the industry.
Presently, the information concerning the activities of digital asset miners may not be readily available as most of the participants in this sector do not publish information publicly, or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info;” however, the reliability of that information and its continued availability cannot be assured.
Based on available data, we believe that an increase in the scale and sophistication of competition in the digital asset mining industry has continued to increase network hash rate, with new entrants and existing competitors increasing the number of miners mining for bitcoin.
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
In HPC hosting, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts (“REITs”), developers of data centers, hyperscalers and bitcoin miners with capacity suitable for HPC hosting. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support HPC hosting. Additionally, the modification of some of our data centers to accommodate HPC hosting involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us in competition with many other organizations for those resources.
We believe that because of our operational high-power data center capacity and the experience, knowledge, capabilities and relationships of our data center development and operations team, we are uniquely qualified to address the current strong demand for high-power data center capacity to support HPC applications successfully.
We believe that our integrated services portfolio, as well as our differentiated customer experience and technology, are keys to retaining and growing revenue from existing customers and to acquiring new customers. For example, we believe our significant build-out and ready power combined with our technology stack represent meaningful competitive advantages favorable to our business.
Differentiation, Innovation and Expansion of Our Platform
Our investments in research and development drive differentiation of our service offerings, core technology innovation and our ability to bring new products to market.
We believe that we differentiate ourselves by offering premium products and services, including our ability to manage our power sourcing and construct proprietary, passively-cooled digital asset mining data centers at scale. Our operational digital asset mining facilities lever our specialized design and construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic solution manages heat and airflow to deliver best-in-class uptime and, ultimately, increases mining rewards to us and to our hosted mining customers. We design our facilities to maximize both the efficiency and lifespan of our mining equipment. We have developed expertise in the installation, operation, optimization and repair of digital mining equipment. We continue to refine and develop our data center design and technology solutions to optimize our operations with the knowledge gained from our considerable digital asset mining experience, including optimizing the location of miners in our data centers to increase profitability. Our approach to data center design enables us to deliver efficiency at scale.
We believe we possess unique knowledge of data center design principles and systems integration architectures, as well as extensive experience designing, constructing and operating data centers that differentiates and informs our plans for modifying digital asset mining data centers to support HPC hosting, and for developing new data centers designed to support future high-value compute requirements. This knowledge includes designs for higher rack energy densities than currently offered in the legacy data center market to satisfy emerging requirements for advanced technologies supporting emerging workloads such as artificial intelligence.
We develop proprietary hardware and software solutions that support our current operations and represent potential future growth opportunities. We intend to continue to invest judiciously in research and development activities to extend our platform management and software solutions in order to manage our infrastructure and mining fleet more efficiently and productively.
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
Key Business Operating Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business operating metrics, see the sections titled “Self-Mining Hash Rate,” “Cost of Self-Mining One Bitcoin and Hash Cost,” (below), and for non-GAAP financial measures, see the section titled “Adjusted EBITDA” (below).

	June 30,
	2024	2023
Self-Mining Hash rate (Exahash per second)	19.4	15.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA (in millions)	$46.0	$45.0	$134.0	$85.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash Costs per Bitcoin
Direct power cost per bitcoin self-mined	$24,533	$11,253	$19,136	$10,775
Operational costs per bitcoin self-mined[1]	5,346	2,218	3,830	1,958
Total cost to self-mine one bitcoin[2]	$29,879	$13,471	$22,966	$12,733

Cash-Based Hash Cost[3]
Direct power cost per terahash	$0.025	$0.030	$0.026	$0.032
Operational costs per terahash[1]	0.005	0.006	0.005	0.006
Total cash-based hash cost[3]	$0.030	$0.036	$0.031	$0.038

1 Includes personnel and related costs, software, telecommunications, security, etc. Amount excludes stock-based compensation and depreciation.
2 Represents our direct cash costs of power and operational costs based on our self-mining/hosting mix divided by total bitcoin self-mined during the periods presented.
3 Represents the cash expense of power and facilities operation cost divided by our self-mining fleet hash rate, in terahash.
Self-Mining Hash Rate
We operate mining hardware which performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which the hardware is capable of solving such computations. Our hash rate represents the hash rate of our miner fleet, which drives the digital asset rewards that will be earned by our fleet. We calculate and report our hash rate in exahash per second (“EH/s”). One exahash equals one quintillion hashes per second.
We measure the hash rate produced by our mining fleet through our management software MinderTM, which consolidates the reported hash rate from each miner. The method by which we measure our hash rate may differ from how other operators present such a measure.
Generally, miners with a greater hash rate relative to the global Bitcoin network hash rate at a given time will over time, have a greater chance of earning a bitcoin, as compared to miners with relatively lower total hash rates. Further, with the increase in demand for bitcoin contributing to an increase in computational resources for digital asset mining, the global network hash rate has increased, and we expect it to continue to increase. As such, our self-mining hash rate provides useful information to investors because it demonstrates our capacity, and our competitive advantage, for mining bitcoin, which contributes to our digital asset self-mining revenue. Management uses our self-mining hash rate to monitor our performance and competitive advantage in mining bitcoin as global competition also increases.
Our self-mining hash rate was 19.4 EH/s and 15.1 EH/s as of June 30, 2024 and 2023, respectively representing a 28% increase year over year.

Our combined self-mining and customer and related party hosting hash rate increased 10%, to 24.6 EH/s as of June 30, 2024, from 22.3 EH/s as of June 30, 2023.
Cost of Self-Mining One Bitcoin and Hash Cost
Our profitability with respect to self-mining is heavily dependent upon our cost to mine a bitcoin, calculated during a particular period as the actual cash expense for power and other mining facility operations cash expenditures attributable to bitcoin self-mined, divided by the total bitcoin self-mined during the period presented. Our cost efficiency with respect to solving computations on the Bitcoin network to mine bitcoin is reflected in our cash-based hash cost, which is calculated as the actual cash expense for power and other mining facility operations cash expenditures attributable to bitcoin self-mined, divided by our self-mining hash rate, in terahash. The Company excludes stock-based compensation and depreciation from calculations of these operating metrics.
The cost of self-mining one bitcoin metric provides useful information to investors as it demonstrates our capacity to profitably mine bitcoin when comparing it to the price of bitcoin, particularly given volatility in energy prices as well as in the price of bitcoin. Management uses this metric to monitor both our cost efficiency in mining bitcoin as compared to our past performance and the performance of competitors, as well as our continued ability to profitably mine bitcoin. Similarly, the hash cost provides useful information to investors as it demonstrates our cost efficiency in solving computations on the Bitcoin network to mine bitcoin. Management uses this information to monitor our cost efficiency in mining bitcoin as compared to our past performance and the performance of our competitors.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) change in fair value of energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) business or site startup costs which are not reflective of the ongoing costs incurred after startup, (ix) bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or because the amount and timing of these items are not related to the current results of our core business operations which renders evaluation of our current performance, comparisons of performance between periods and comparisons of our current performance with our competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023[1]	2024	2023[1]
Adjusted EBITDA
Net loss	$(804,896)	$(9,260)	$(594,205)	$(9,648)
Adjustments:
Interest expense, net	14,775	(36)	28,862	121
Income tax expense	144	129	350	233
Depreciation and amortization	29,477	20,473	58,473	40,567
Stock-based compensation expense	8,494	14,280	7,434	26,553
Unrealized fair value adjustment on energy derivatives	(1,465)	—	(2,262)	—
Gain (loss) on disposal of property, plant and equipment	(268)	174	3,552	174
HPC startup costs	4,601	—	4,601	—
Bankruptcy advisory costs	(1,380)	—	307	—
Loss (gain) on debt extinguishment	120	—	170	(20,761)
Reorganization items, net	—	18,455	(111,439)	50,014
Change in fair value of warrant and contingent value rights	796,035	—	735,921	—
Other non-operating expenses (income), net	401	181	2,147	(2,888)
Other	(2)	594	121	962
Adjusted EBITDA	$46,036	$44,990	$134,032	$85,327
1 Certain prior year amounts have been reclassified for consistency with the current year presentation.
Components of Results of Operations
Revenue
Our revenue consists primarily of digital asset self-mining income, and fees from our digital asset hosting and HPC hosting operations. The Company’s HPC and cloud compute operations began during the second quarter of 2024.
•Digital asset self-mining revenue. We operate a digital asset self-mining operation using specialized computers equipped with ASIC chips (known as “miners”) to solve complex cryptographic algorithms in support of the bitcoin blockchain (in a process known as “solving a block”) in exchange for digital asset rewards (primarily bitcoin). The Company participates in “mining pools” organized by “mining pool operators” in which we share our mining power (known as “hash rate”) with the hash rate generated by other miners participating in the pool to earn digital asset rewards. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. The pool uses software that coordinates the pool members’ mining power, identifies new block rewards, records how much hash rate each participant contributes to the pool, and assigns digital asset rewards earned by the pool among its participants in proportion to the hash rate each participant contributed to the pool in connection with solving a block. Revenues from digital asset self-mining are impacted by volatility in bitcoin prices, as well as increases in the bitcoin blockchain’s network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain and the difficulty index associated with the secure hashing algorithm employed in solving the blocks.
•Digital asset hosted mining revenue from customers and related parties. Digital asset hosted mining revenue from customers and related parties is based on electricity-based consumption contracts with our customers and related parties. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the second quarter of 2023, we initiated our first new digital asset hosted mining customer contracts based on proceed sharing. Under these new contracts, customers pay for the cost of digital asset hosting and infrastructure, and we share the proceeds that are generated.

•HPC hosting revenue. HPC hosting revenue is generated by licensing data center space and related services to licensees. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of HPC hosting services primarily consist of lease expense and electricity costs.
Change in fair value of digital assets
The Company adopted ASU 2023-08 effective January 1, 2024. Under ASU 2023-08, the Company measures digital assets at fair value with the changes in fair value during the reporting period recognized in change in fair value of digital assets. Recognition of digital asset results prior to adoption are described below.
Gain from sale of digital assets
Prior to the adoption of ASU 2023-08 effective January 1, 2024, gain from sale of digital assets consisted of the excess of sales proceeds over the carrying value of the digital assets at the time of sale. Gains were recognized as they were realized upon sale(s).
Impairment of digital assets
Prior to the adoption of ASU 2023-08 effective January 1, 2024, impairment losses were recognized in the period in which the impairment was identified. The impaired digital assets were written down to their fair value at the time of impairment and the new carrying value would not be adjusted upward for any subsequent increase in fair value until sale.
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
Gain (loss) on disposal of property, plant and equipment
Gain (loss) on disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
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
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees who are not part of the research and development and sales and marketing organization and other personnel-related expenses. Also included are stock-based compensation, rent, HPC startup costs, bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. HPC startup costs were specifically incurred preparing for and entering into the HPC hosting business on activities and services that are not expected to be utilized within future ongoing operations of the HPC hosting business.
Non-operating (income) expenses, net:
Non-operating expenses, net includes (gain) loss on debt extinguishment, interest expense (income), net, reorganization items, net, fair value adjustments of warrants and contingent value rights, and other non-operating (income) expenses, net. Reorganization items, net consists of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.
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

Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$110,743	$97,082	$13,661	14%
Digital asset hosted mining revenue from customers	24,840	26,316	(1,476)	(6)%
Digital asset hosted mining revenue from related parties	—	3,514	(3,514)	NM
HPC hosting revenue	5,519	—	5,519	NM
Total revenue	141,102	126,912	14,190	11%
Cost of revenue:
Cost of digital asset self-mining	80,001	66,846	13,155	20%
Cost of digital asset hosted mining services	17,393	23,107	(5,714)	(25)%
Cost of HPC hosting services	4,891	—	4,891	NM
Total cost of revenue	102,285	89,953	12,332	14%
Gross profit	38,817	36,959	1,858	5%
Change in fair value of digital assets	(584)	—	(584)	NM
Gain from sale of digital assets	—	931	(931)	NM
Impairment of digital assets	—	(1,127)	1,127	NM
Change in fair value of energy derivatives	(539)	—	(539)	NM
Gain (loss) on disposal of property, plant and equipment	268	(174)	442	NM
Operating expenses:
Research and development	2,174	1,640	534	33%
Sales and marketing	2,966	1,084	1,882	174%
General and administrative	26,243	24,396	1,847	8%
Total operating expenses	31,383	27,120	4,263	16%
Operating income	6,579	9,469	(2,890)	NM
Non-operating expenses, net:
Loss on debt extinguishment	120	—	120	NM
Interest expense (income), net	14,775	(36)	14,811	NM
Reorganization items, net	—	18,455	(18,455)	NM
Change in fair value of warrant and contingent value rights	796,035	—	796,035	NM
Other non-operating expense, net	401	181	220	122%
Total non-operating expenses, net	811,331	18,600	792,731	NM
Loss before income taxes	(804,752)	(9,131)	(795,621)	NM
Income tax expense	144	129	15	12%
Net loss	$(804,896)	$(9,260)	$(795,636)	NM

NM - Not Meaningful

Revenue

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$110,743	$97,082	$13,661	14%
Digital asset hosted mining revenue from customers	24,840	26,316	(1,476)	(6)%
Digital asset hosted mining revenue from related parties	—	3,514	(3,514)	NM
HPC hosting revenue	5,519	—	5,519	NM
Total revenue	$141,102	$126,912	$14,190	11%
Percentage of total revenue:
Digital asset self-mining revenue	78%	76%
Digital asset hosted mining revenue from customers	18%	21%
Digital asset hosted mining revenue from related parties	—%	3%
HPC hosting revenue	4%	—%
Total revenue	100%	100%
Total revenue increased by $14.2 million or 11%, to $141.1 million for the three months ended June 30, 2024, from $126.9 million for the three months ended June 30, 2023, as a result of the factors described below.
Digital asset self-mining revenue increased by $13.7 million or 14%, to $110.7 million for the three months ended June 30, 2024, from $97.1 million for the three months ended June 30, 2023. The increase in mining revenue was driven primarily by an increase in the price of bitcoin and an increase in our self-mining hash rate, which was due to an approximate increase of 19,000 mining units deployed. The increase in mining revenue was partially offset by a 52% decrease in bitcoin mined. Our self-mining hash rate increased by 28%, to 19.4 EH/s for the three months ended June 30, 2024, from 15.1 EH/s for the same period in the prior year. The total number of bitcoins self-mined for the three months ended June 30, 2024, was 1,680 compared to 3,470. Although our self-mining hash rate increased 28%, the April 2024 halving and a 68% increase in network hash rate lead to a 52% decrease in bitcoin received from self-mining. The average price of bitcoin for the three months ended June 30, 2024, was $65,677 as compared to $28,034 for the same period in the prior year, a 134% increase.
Total digital asset hosted mining revenue from customers decreased by $1.5 million or 6%, to $24.8 million for the three months ended June 30, 2024, from $26.3 million for the three months ended June 30, 2023. The decrease in digital asset hosted mining revenue from customers was primarily driven by the termination of contracts with several customers since June 30, 2023.
Total digital asset hosted mining revenue from related parties was nil for the three months ended June 30, 2024, compared to $3.5 million for the three months ended June 30, 2023. There were no related-party transactions during the three months ended June 30, 2024.
Total HPC hosting revenue was $5.5 million for the three months ended June 30, 2024, compared to nil for the same period in the prior year due to the onboarding of CoreWeave during the quarter ended June 30, 2024.
Cost of revenue

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$102,285	$89,953	$12,332	14%
Gross profit	38,817	36,959	1,858	5%
Gross margin	28%	29%
Cost of revenue increased by $12.3 million or 14%, to $102.3 million for the three months ended June 30, 2024, from $90.0 million for the three months ended June 30, 2023. As a percentage of total revenue, cost of revenue totaled 72% and 71% for the three months ended June 30, 2024 and 2023, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $8.8 million driven by the increase in the number of miners in service, HPC hosting costs, primarily lease and power, of $4.9 million incurred during the current quarter with no comparable activity for the same period in fiscal 2023, increased proceeds sharing costs of $1.2 million associated with the increase in average bitcoin price over prior year, a $1.1 million increase in payroll and benefits primarily related to salary adjustments, partially offset by a $3.2 million decrease in power costs.
Change in fair value of digital assets

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of digital assets	$(584)	$—	$(584)	NM
Percentage of total revenue	—%	—%
Change in fair value of digital assets was $0.6 million for the three months ended June 30, 2024, and reflects the Company’s adoption of ASU 2023-08 effective January 1, 2024. The $0.6 million decrease in fair value consisted of a realized loss of $0.6 million.
Gain from sale of digital assets

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain from sale of digital assets	$—	$931	$(931)	NM
Percentage of total revenue	—%	1%
Gain from sale of digital assets was nil for the three months ended June 30, 2024, compared to a gain of $0.9 million for the three months ended June 30, 2023. There are no gains from sale of digital assets recorded in fiscal 2024 due to the Company’s adoption of ASU 2023-08 effective January 1, 2024. For the three months ended June 30, 2023, the carrying value of our digital assets sold was $102.5 million and the sales price was $101.2 million.
Impairment of digital assets

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$—	$(1,127)	$1,127	NM
Percentage of total revenue	—%	(1)%
Impairment of digital assets was nil for the three months ended June 30, 2024, compared to $1.1 million for the three months ended June 30, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil as of June 30, 2024 and $0.3 million as of June 30, 2023.

Change in fair value of energy derivatives

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of energy derivatives	$(539)	$—	$(539)	NM
Percentage of total revenue	—%	—%
Change in fair value of energy derivatives, which is related to the change in fair value of the derivative liability of the energy forward purchase contract entered into in October 2023, was $0.5 million for the three months ended June 30, 2024. The $0.5 million change in fair value consisted of a realized loss of $2.0 million partially offset by an unrealized gain of $1.5 million.
Gain (loss) on disposal of property, plant and equipment

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain (loss) on disposal of property, plant and equipment	$268	$(174)	$442	NM
Percentage of total revenue	—%	—%
Gain (loss) on disposal of property, plant and equipment increased by $0.4 million to a gain of $0.3 million for the three months ended June 30, 2024, from a loss $0.2 million for the three months ended June 30, 2023. This gain (loss) was due to the disposal of mining equipment.
Operating Expenses

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Operating expenses:	(in thousands, except percentages)
Research and development	$2,174	$1,640	$534	33%
Sales and marketing	2,966	1,084	1,882	NM
General and administrative	26,243	24,396	1,847	8%
Total operating expenses	$31,383	$27,120	$4,263	16%
Percentage of total revenue	22%	21%
Total operating expenses increased $4.3 million or 16%, to $31.4 million for the three months ended June 30, 2024, from $27.1 million for the three months ended June 30, 2023.
Research and development expenses increased $0.5 million or 33%, to $2.2 million for the three months ended June 30, 2024, from $1.6 million for the three months ended June 30, 2023. The increase was driven by a $0.4 million increase in payroll and benefits expense primarily driven by higher salaries and a $0.1 million increase in stock-based compensation expenses.
Sales and marketing expenses increased $1.9 million to $3.0 million for the three months ended June 30, 2024, from $1.1 million for the three months ended June 30, 2023. The increase was driven primarily by a $1.3 million increase in stock-based compensation expenses and a $0.2 million increase in sales and marketing event expenses.
General and administrative expenses increased $1.8 million to $26.2 million for the three months ended June 30, 2024, from $24.4 million for the three months ended June 30, 2023. The increase was primarily driven by a $6.6 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries and $4.6 million of HPC startup costs incurred during the current quarter with no comparable activity for the same period in fiscal 2023, partially offset by $7.8 million lower stock-based compensation due to cancellation and forfeitures of equity-based awards during the quarter ended June 30, 2024 and a $1.6 million decrease in bankruptcy advisory costs.
Non-operating expenses, net

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Non-operating expenses (income), net:	(in thousands, except percentages)
Loss on debt extinguishment	$120	$—	$120	NM
Interest expense (income), net	14,775	(36)	14,811	NM
Reorganization items, net	—	18,455	(18,455)	NM
Change in fair value of warrant and contingent value rights	796,035	—	796,035	NM
Other non-operating expense, net	401	181	220	122%
Total non-operating expenses, net	$811,331	$18,600	$792,731	NM
Total non-operating expenses, net increased by $792.7 million, to total non-operating expense, net of $811.3 million for the three months ended June 30, 2024, from total non-operating expenses, net of $18.6 million for the three months ended June 30, 2023. The increase in total non-operating expenses, net was primarily driven by:
•the Company’s entry into a warrant agreement and Convertible Value Rights Agreement pursuant to the Plan of Reorganization. During the three months ended June 30, 2024, we incurred a $796.0 million Change in fair value of warrant and contingent value rights driven by the increase in the Company’s stock price to $9.30 per share as of June 30, 2024, from $3.54 per share as of March 31, 2024. The increase in stock price resulted in a $827.7 million increase in the fair value of the warrant liabilities during the three months ended June 30, 2024, partially offset by a $31.7 million decrease in fair value of contingent value rights, and;
•a $14.8 million increase in Interest expense, net resulting from the Bankruptcy Court ordered stay on payment of pre-petition obligations, including interest during the same period in 2023; partially offset by,
•$18.5 million in Reorganization items, net for the three months ended June 30, 2023, with no comparable activity for the same period in fiscal 2024 due the Company’s emergence from bankruptcy during the first quarter 2024.
Income tax expense

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$144	$129	$15	12%
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended June 30, 2024, our income tax expense was $0.1 million. For the three months ended June 30, 2023, our income tax expense was $0.1 million. The Company's effective tax rate for the three months ended June 30, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$110,743	$97,082	$13,661	14%
Cost of digital asset self-mining	80,001	66,846	13,155	20%
Digital Asset Self-Mining gross profit	$30,742	$30,236	$506	2%
Digital Asset Self-Mining gross margin	28%	31%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$24,840	$29,830	$(4,990)	(17)%
Cost of digital asset hosted mining services	17,393	23,107	(5,714)	(25)%
Digital Asset Hosted Mining gross profit	$7,447	$6,723	$724	11%
Digital Asset Hosted Mining gross margin	30%	23%

HPC Hosting Segment
HPC hosting revenue	$5,519	$—	$5,519	NM
Cost of HPC hosting services	4,891	—	4,891	NM
HPC Hosting gross profit	$628	$—	$628	NM
HPC Hosting gross margin	11%	—%

Consolidated
Consolidated total revenue	$141,102	$126,912	$14,190	11%
Consolidated cost of revenue	102,285	89,953	12,332	14%
Consolidated gross profit	$38,817	$36,959	$1,858	5%
Consolidated gross margin	28%	29%
For the three months ended June 30, 2024, cost of revenue included depreciation expense of $28.2 million for the Digital Asset Self-Mining segment, $1.0 million for the Digital Asset Hosted Mining segment, and a nominal amount for the HPC Hosting segment. For the three months ended June 30, 2023, cost of revenue included depreciation expense of $18.8 million for the Digital Asset Self-Mining segment, $1.5 million for the Digital Asset Hosted Mining segment, and nil for the HPC Hosting segment.
For the three months ended June 30, 2024 and 2023, the top three hosting customers accounted for approximately 90% and 76%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
For the three months ended June 30, 2024, gross profit in the Digital Asset Self-Mining segment increased $0.5 million compared to the three months ended June 30, 2023. The increase in the Digital Asset Self-Mining segment gross profit was primarily due to a 14% increase in mining revenue driven by a 134% increase in the price of bitcoin and an increase in our self-mining hash rate and an approximate increase of 19,000 mining units deployed, partially offset by the 52% decrease in bitcoin mined due to the April 2024 halving and higher network difficulty. Our self-mining hash rate was 19.4 EH/s for the three months ended June 30, 2024, compared to 15.1 EH/s for the three months ended June 30, 2023, an increase of 28%.
For the three months ended June 30, 2024, gross profit in the Digital Asset Hosted Mining segment increased $0.7 million compared to the three months ended June 30, 2023, reflecting a Digital Asset Hosted Mining segment gross margin of 30% for the three months ended June 30, 2024, compared to a gross margin of 23% for the three months ended June 30, 2023. The increase in Digital Asset Hosted Mining segment gross margin for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 was primarily due to a larger share of more profitable hosting arrangements.

For the three months ended June 30, 2024, gross profit in the HPC Hosting segment was $0.6 million compared to nil for the three months ended June 30, 2023, due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$38,817	$36,959	$1,858	5%
Change in fair value of digital assets	(584)	—	(584)	NM
Gain from sale of digital assets	—	931	(931)	NM
Impairment of digital assets	—	(1,127)	1,127	NM
Change in fair value of energy derivatives	(539)	—	(539)	NM
Gain (loss) on disposal of property, plant and equipment	268	(174)	442	NM
Operating expenses:
Research and development	2,174	1,640	534	33%
Sales and marketing	2,966	1,084	1,882	NM
General and administrative	26,243	24,396	1,847	8%
Total operating expenses	31,383	27,120	4,263	16%
Operating income	6,579	9,469	(2,890)	(31)%
Non-operating (income) expenses, net:
Loss on debt extinguishment	120	—	120	NM
Interest expense (income), net	14,775	(36)	14,811	NM
Reorganization items, net	—	18,455	(18,455)	NM
Change in fair value of warrant and contingent value rights	796,035	—	796,035	NM
Other non-operating expense, net	401	181	220	122%
Total non-operating expenses, net	811,331	18,600	792,731	NM
Loss before income taxes	$(804,752)	$(9,131)	$(795,621)	NM

Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated.

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$260,702	$195,108	$65,594	34%
Digital asset hosted mining revenue from customers	54,172	45,225	8,947	20%
Digital asset hosted mining revenue from related parties	—	7,234	(7,234)	NM
HPC hosting revenue	5,519	—	5,519	NM
Total revenue	320,393	247,567	72,826	29%
Cost of revenue:
Cost of digital asset self-mining	161,565	139,522	22,043	16%
Cost of digital asset hosted mining services	37,474	39,305	(1,831)	(5)%
Cost of HPC hosting services	4,891	—	4,891	NM
Total cost of revenue	203,930	178,827	25,103	14%
Gross profit	116,463	68,740	47,723	69%
Change in fair value of digital assets	(41)	—	(41)	NM
Gain from sale of digital assets	—	1,995	(1,995)	NM
Impairment of digital assets	—	(2,183)	2,183	NM
Change in fair value of energy derivatives	(2,757)	—	(2,757)	NM
Loss on disposal of property, plant and equipment	(3,552)	(174)	(3,378)	NM
Operating expenses:
Research and development	3,973	3,055	918	30%
Sales and marketing	3,948	2,092	1,856	89%
General and administrative	40,386	46,160	(5,774)	(13)%
Total operating expenses	48,307	51,307	(3,000)	(6)%
Operating income	61,806	17,071	44,735	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	170	(20,761)	20,931	NM
Interest expense, net	28,862	121	28,741	NM
Reorganization items, net	(111,439)	50,014	(161,453)	NM
Change in fair value of warrant and contingent value rights	735,921	—	735,921	NM
Other non-operating expense (income), net	2,147	(2,888)	5,035	NM
Total non-operating expenses, net	655,661	26,486	629,175	NM
Loss before income taxes	(593,855)	(9,415)	(584,440)	NM
Income tax expense	350	233	117	50%
Net loss	$(594,205)	$(9,648)	$(584,557)	NM

NM - Not Meaningful

Revenue

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$260,702	$195,108	$65,594	34%
Digital asset hosted mining revenue from customers	54,172	45,225	8,947	20%
Digital asset hosted mining revenue from related parties	—	7,234	(7,234)	NM
HPC hosting revenue	5,519	—	5,519	NM
Total revenue	$320,393	$247,567	$72,826	29%
Percentage of total revenue:
Digital asset self-mining revenue	81%	79%
Digital asset hosted mining revenue from customers	17%	18%
Digital asset hosted mining revenue from related parties	—%	3%
HPC hosting revenue	2%	—%
Total revenue	100%	100%
Total revenue increased by $72.8 million or 29%, to $320.4 million for the six months ended June 30, 2024, from $247.6 million for the six months ended June 30, 2023, as a result of the factors described below.
Digital asset self-mining revenue increased by $65.6 million or 34%, to $260.7 million for the six months ended June 30, 2024, from $195.1 million for the six months ended June 30, 2023. The year over year increase in mining revenue was driven primarily by an increase in the price of bitcoin and an increase in our self-mining hash rate fleet mix and efficiency, and an approximate increase of 19,000 mining units deployed. The increase in mining revenue was partially offset by a 42% decrease in bitcoin mined. Our self-mining hash rate increased by 28%, to 19.4 EH/s for the six months ended June 30, 2024, from 15.1 EH/s for the same period in the prior year. The total number of bitcoins self-mined for the six months ended June 30, 2024, was 4,505 compared to 7,768. Although our self-mining hash rate increased 28%, the April 2024 halving and the six month average network hash rate increased approximately 77%, leading to a 42% decrease in bitcoin received from self-mining. The average price of bitcoin for the six months ended June 30, 2024, was $59,629 as compared to $25,470 for the same period in the prior year, a 134% increase.
Total digital asset hosted mining revenue from customers increased by $8.9 million or 20%, to $54.2 million for the six months ended June 30, 2024, from $45.2 million for the six months ended June 30, 2023. The increase in hosted mining revenue from customers was primarily driven by the onboarding of new customers since June 30, 2023, under proceeds sharing arrangements.
Total digital asset hosted mining revenue from related parties was nil for the six months ended June 30, 2024, compared to $7.2 million for the six months ended June 30, 2023. There were no related-party transactions during the six months ended June 30, 2024.
Total HPC hosting revenue was $5.5 million for the six months ended June 30, 2024, compared to nil for the same period in the prior year due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024.
Cost of revenue

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$203,930	$178,827	$25,103	14%
Gross profit	116,463	68,740	47,723	69%
Gross margin	36%	28%
Cost of revenue increased by $25.1 million or 14%, to $203.9 million for the six months ended June 30, 2024, from $178.8 million for the six months ended June 30, 2023. As a percentage of total revenue, cost of revenue totaled 64% and 72% for the six months ended June 30, 2024 and 2023, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $17.4 million driven by the increase in the number of miners in service, HPC hosting costs, primarily rent and power, of $4.9 million incurred during the current fiscal year with no comparable activity for the same period in fiscal 2023, increased proceeds sharing costs of $3.7 million associated with the increase in average bitcoin price over prior year, a $2.2 million increase in payroll and benefits primarily related to salary adjustments, and a $1.1 million increase in stock-based compensation expenses, partially offset by a $2.8 million decrease in power costs.
Change in fair value of digital assets

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of digital assets	$(41)	$—	$(41)	NM
Percentage of total revenue	—%	—%
Change in fair value of digital currency assets was nominal for the six months ended June 30, 2024, and reflects the Company’s adoption of ASU 2023-08 effective January 1, 2024.
Gain from sale of digital assets

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain from sale of digital assets	$—	$1,995	$(1,995)	NM
Percentage of total revenue	—%	1%
Gain from sale of digital assets was nil for the six months ended June 30, 2024, compared to a gain of $2.0 million for the six months ended June 30, 2023. There are no gains from sale of digital assets recorded in fiscal 2024 due to the Company’s adoption of ASU 2023-08 effective January 1, 2024. For the six months ended June 30, 2023, the carrying value of our digital assets sold was $199.8 million and the sales price was $199.6 million.
Impairment of digital assets

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$—	$(2,183)	$2,183	NM
Percentage of total revenue	—%	(1)%
Impairment of digital assets was nil for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil as of June 30, 2024 and June 30, 2023.

Change in fair value of energy derivatives

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of energy derivatives	$(2,757)	$—	$(2,757)	NM
Percentage of total revenue	(1)%	—%
Change in fair value of energy derivatives, which is related to the change in fair value of the derivative liability of the energy forward purchase contract entered into in October 2023, was $2.8 million for the six months ended June 30, 2024, The $2.8 million change in fair value consisted of a realized loss of $5.0 million partially offset by an unrealized gain of $2.3 million.
Loss on disposal of property, plant and equipment

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Loss on disposal of property, plant and equipment	$(3,552)	$(174)	$(3,378)	NM
Percentage of total revenue	(1)%	—%
Loss on disposal of property, plant and equipment increased by $3.4 million to $3.6 million for the six months ended June 30, 2024, from $0.2 million for the six months ended June 30, 2023. This loss was due to the disposal of mining equipment.
Operating Expenses

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Operating expenses:	(in thousands, except percentages)
Research and development	$3,973	$3,055	$918	30%
Sales and marketing	3,948	2,092	1,856	89%
General and administrative	40,386	46,160	(5,774)	(13)%
Total operating expenses	$48,307	$51,307	$(3,000)	(6)%
Percentage of total revenue	15%	21%
Total operating expenses decreased $3.0 million or 6%, to $48.3 million for the six months ended June 30, 2024, from $51.3 million for the six months ended June 30, 2023.
Research and development expenses increased $0.9 million or 30%, to $4.0 million for the six months ended June 30, 2024, from $3.1 million for the six months ended June 30, 2023. The increase was driven by a $0.9 million increase in payroll and benefits expense primarily driven by higher salaries.
Sales and marketing expenses increased $1.9 million or 89%, to $3.9 million for the six months ended June 30, 2024, from $2.1 million for the six months ended June 30, 2023. The increase was driven primarily by a $1.2 million increase in stock-based compensation expenses and a $0.3 million increase in sales and marketing event expenses.
General and administrative expenses decreased $5.8 million or 13%, to $40.4 million for the six months ended June 30, 2024, from $46.2 million for the six months ended June 30, 2023. The decrease was primarily driven by $21.2 million lower stock-based compensation due to cancellation and forfeitures of equity-based awards during the six months ended June 30, 2024, and no new equity awards granted during fiscal 2023, partially offset by a $10.1 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries, and $4.6 million of HPC startup costs incurred during the current period with no comparable activity for the same period in fiscal 2023.
Non-operating (income) expenses, net

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Non-operating (income) expenses, net:	(in thousands, except percentages)
Loss (gain) on debt extinguishment	$170	$(20,761)	$20,931	NM
Interest expense, net	28,862	121	28,741	NM
Reorganization items, net	(111,439)	50,014	(161,453)	NM
Change in fair value of warrant and contingent value rights	735,921	—	735,921	NM
Other non-operating expense (income), net	2,147	(2,888)	5,035	NM
Total non-operating expenses, net	$655,661	$26,486	$629,175	NM
Total non-operating expenses, net increased by $629.2 million, to total non-operating income, net of $655.7 million for the six months ended June 30, 2024, from total non-operating expenses, net of $26.5 million for the six months ended June 30, 2023. The increase in total non-operating expenses, net was primarily driven by:
•the Company’s entry into a warrant agreement and Convertible Value Rights Agreement pursuant to the Plan of Reorganization. During the six months ended June 30, 2024, we incurred a $735.9 million Change in fair value of warrant and contingent value rights was driven by the increase in the Company’s stock price to $9.30 per share as of June 30, 2024, from $3.44 per share as of the Effective Date. The increase in stock price resulted in a $809.3 million increase in the fair value of the warrant liabilities during the six months ended June 30, 2024, partially offset by a $73.4 million decrease in fair value of contingent value rights;
•a $28.7 million increase in Interest expense, net resulting from the Bankruptcy Court ordered stay on payment of pre-petition obligations, including interest during the same period in fiscal 2023, and;
•a $20.8 million Gain on extinguishment of debt recognized during the same period in the prior year, partially offset by
•a $161.5 million decrease in Reorganization items, net related to a $143.8 million gain associated with the satisfaction of allowed claims, a $16.3 million decrease in profession fees and other bankruptcy costs, an $11.8 million decrease in debtor-in-possession financing costs, partially offset by a $12.8 million increase in reimbursed claimant professional fees.
Income tax expense

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$350	$233	$117	50%
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the six months ended June 30, 2024 and 2023, our income tax expense was $0.4 million and $0.2 million, respectively. The Company's effective tax rate for the six months ended June 30, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$260,702	$195,108	$65,594	34%
Cost of digital asset self-mining	161,565	139,522	22,043	16%
Digital Asset Self-Mining gross profit	$99,137	$55,586	$43,551	78%
Digital Asset Self-Mining gross margin	38%	28%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$54,172	$52,459	$1,713	3%
Cost of digital asset hosted mining services	37,474	39,305	(1,831)	(5)%
Digital Asset Hosted Mining gross profit	$16,698	$13,154	$3,544	27%
Digital Asset Hosted Mining gross margin	31%	25%

HPC Hosting Segment
HPC hosting revenue	$5,519	$—	$5,519	NM
Cost of HPC hosting services	4,891	—	4,891	NM
HPC Hosting gross profit	$628	$—	$628	NM
HPC Hosting gross margin	11%	—%

Consolidated
Consolidated total revenue	$320,393	$247,567	$72,826	29%
Consolidated cost of revenue	203,930	178,827	25,103	14%
Consolidated gross profit	$116,463	$68,740	$47,723	69%
Consolidated gross margin	36%	28%
For the six months ended June 30, 2024, cost of revenue included depreciation expense of $55.7 million for the Digital Asset Self-Mining segment, $2.3 million for the Digital Asset Hosted Mining segment, and a nominal amount for the HPC Hosting segment. For the six months ended June 30, 2023, cost of revenue included depreciation expense $38.8 million for the Digital Asset Self-Mining segment, $1.8 million for the Digital Asset Hosted Mining segment, and nil for the HPC Hosting segment.
For the six months ended June 30, 2024 and 2023, the top three hosting customers accounted for approximately 87% and 72%, respectively, of the Digital Asset Hosting’s segment total revenue.
For the six months ended June 30, 2024, gross profit in the Digital Asset Self-Mining segment increased $43.6 million compared to the six months ended June 30, 2023, due to a higher Digital Asset Self-Mining segment gross margin of 38% for the six months ended June 30, 2024, compared to 28% for the six months ended June 30, 2023. The increase in the Digital Asset Self-Mining segment gross profit was primarily due to a 34% increase in self-mining revenue driven by a 134% increase in the price of bitcoin, an increase in our self-mining hash rate, fleet mix and efficiency, and an increase in the number of mining units deployed, partially offset by the 42% decrease in bitcoin mined. The increase in the Digital Asset Self-Mining segment gross profit was partially offset by an increase in depreciation expense as a percentage of segment revenues, which was driven primarily by an approximate increase of 19,000 miners placed in service. Our self-mining hash rate was 19.4 EH/s for the six months ended June 30, 2024, compared to 15.1 EH/s for the six months ended June 30, 2023, an increase of 28%.
For the six months ended June 30, 2024, gross profit in the Digital Asset Hosted Mining segment increased $3.5 million compared to the six months ended June 30, 2023, reflecting a Digital Asset Hosted Mining segment gross margin of 31% for the six months ended June 30, 2024, compared to a gross margin of 25% for the six months ended June 30, 2023. The increase in Digital Asset Hosted Mining segment gross margin for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was primarily due to a larger share of more profitable hosting arrangements.
For the six months ended June 30, 2024, gross profit in the HPC Hosting segment was $0.6 million compared to nil for the six months ended June 30, 2023, due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023, is as follows:

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$116,463	$68,740	$47,723	69%
Change in fair value of digital assets	(41)	—	(41)	NM
Gain from sale of digital assets	—	1,995	(1,995)	NM
Impairment of digital assets	—	(2,183)	2,183	NM
Change in fair value of energy derivatives	(2,757)	—	(2,757)	NM
Loss on exchange or disposal of property, plant and equipment	(3,552)	(174)	(3,378)	NM
Operating expenses:
Research and development	3,973	3,055	918	30%
Sales and marketing	3,948	2,092	1,856	89%
General and administrative	40,386	46,160	(5,774)	(13)%
Total operating expenses	48,307	51,307	(3,000)	(6)%
Operating income	61,806	17,071	44,735	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	170	(20,761)	20,931	NM
Interest expense, net	28,862	121	28,741	NM
Reorganization items, net	(111,439)	50,014	(161,453)	NM
Change in fair value of warrant and contingent value rights	735,921	—	735,921	NM
Other non-operating expense (income), net	2,147	(2,888)	5,035	NM
Total non-operating expenses, net	655,661	26,486	629,175	NM
Loss before income taxes	$(593,855)	$(9,415)	$(584,440)	NM

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
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2024, that our operating cash flows, existing cash balances, and access to the Exit Credit Agreement will be adequate to finance our working capital requirements, fund capital expenditures and make our required debt interest and principal payments, pay taxes and make other payments due under the Plan of Reorganization. We believe that our current liquidity and expected funding requirements will allow us to operate for at least the next 12 months.
Cash, Cash Equivalents, Restricted Cash, Cash Requirements and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	June 30,	December 31,	Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$96,122	$50,409	$45,713	91%
Restricted cash	983	19,300	(18,317)	(95)%
Total cash, cash equivalents and restricted cash	$97,105	$69,709	$27,396	39%
As of June 30, 2024 and December 31, 2023, restricted cash of $1.0 million and $19.3 million, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$69,709	$52,240
Net cash provided by (used in)
Operating activities	23,378	37,977
Investing activities	(35,154)	(2,488)
Financing activities	39,172	(10,969)
Cash, cash equivalents and restricted cash - end of period	$97,105	$76,760

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
Net cash provided by operating activities was $23.4 million for the six months ended June 30, 2024 and $38.0 million for the six months ended June 30, 2023. The decrease in net cash provided by operating activities was primarily due to a increase in net loss of $584.6 million, a $143.8 million increase in non-cash reorganization items, a $73.4 million decrease in the fair value of contingent value rights, a $65.6 million increase in digital asset self-mining income, and a $19.1 million decrease in stock-based compensation. The decrease in net cash provided by operating activities was partially offset by a $809.3 million increase in the fair value of warrant liabilities, a $20.9 million decrease in loss on debt extinguishment and a $17.9 million increase in depreciation and amortization, and a $17.0 million increase in working capital components.
Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2024 and 2023, was $35.2 million and $2.5 million, respectively. The increase in net cash used in investing activities was driven primarily by a $33.3 million increase in purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
Net cash provided by financing activities for the six months ended June 30, 2024 was $39.2 million. Net cash used by financing activities for the six months ended June 30, 2023 was $11.0 million. The change was due primarily to an inflow of $55.0 million from the issuance of common stock during the six months ended June 30, 2024 and a $20.0 million draw from the Exit Facility, partially offset by an increase in principal payments on debt of $19.6 million, an increase in restricted stock tax holding obligations of $3.4 million, and an increase in principal payments on finance leases of $2.2 million.
Future Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Note 9 — Commitments and Contingencies to our unaudited condensed consolidated financial statements.
Related Party Transactions
We had agreements to provide hosting services to various entities that are either managed and invested in by individuals who were directors and executives of Core Scientific during fiscal 2023. For the three and six months ended June 30, 2024, there were no related-party transactions. For the three and six months ended June 30, 2023, we recognized digital asset hosting revenue of $3.5 million and $7.2 million, respectively, from the contracts with related parties.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty, subjectivity and judgment at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Except as described below, there have been no other material changes to our critical accounting estimates during the six months ended June 30, 2024, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 13, 2024.
Contingent Value Rights Liabilities
As described in Note 2 — Summary of Significant Accounting Policies and Note 7 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, the Company issued CVRs to certain creditors. When the CVRs were recognized on the Effective Date, observable market data was not available. The Monte Carlo simulation model was used to determine their fair value, which required inputs that were both unobservable and significant to the overall fair value measurement, including estimated volatility. If we had used different assumptions or estimates, the estimated fair value of the CVRs could have been materially different. Subsequently, the fair value of the CVRs has been determined based on the observable listed trading price for such CVRs, thereby eliminating the significant level of estimation uncertainty in periods subsequent to the initial recognition of the CVRs.
Warrant Liabilities
As described in Note 2 — Summary of Significant Accounting Policies and Note 7 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, holders of the Company’s previous common stock received warrants. When the warrants were recognized on the Effective Date, observable market data was not available. The Monte Carlo simulation model was used to determine their fair value, which required inputs that were both unobservable and significant to the overall fair value measurement, including estimated volatility. If we had used different assumptions or estimates, the estimated fair value of the warrants could have been materially different. Subsequently, the fair value of the warrants has been determined based on the observable listed trading price for such warrants, thereby eliminating the significant level of estimation uncertainty in periods subsequent to the initial recognition of the warrants.

Stock-Based Compensation
As described in Note 2 — Stockholders’ Deficit, during the three months ended June 30, 2024, the Company granted MSUs to certain executives. The estimated fair value of the MSUs was estimated on the date of grant using the Monte Carlo simulation model, which required inputs that were both unobservable and significant to the overall fair value measurement, including estimated volatility. If we had used different assumptions or estimates, the estimated fair value of the MSUs could have been materially different.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
On the last business day of the second quarter in 2024, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2024, the Company will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company as defined in the JOBS Act.

The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, and attestation of the Company’s internal control over financial reporting by its independent auditor.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2024, we did not have any bitcoin holdings.
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
Bitcoin prices for the three months ended June 30, 2024 ranged from a low of $56,643 to a high of $72,674, with an average price of $65,677. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three months ended June 30, 2024, would have increased or decreased net loss by approximately $11.1 million.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024, due to the following material weaknesses in internal control over financial reporting.
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
Remediation Efforts to Address Disclosed Material Weaknesses
Our management, with oversight from our Audit Committee, continues to make progress in the remediation of the design and implementation of internal controls to address the previously disclosed material weakness and continue to improve our internal control over financial reporting, primarily through:

•	increasing the depth, experience and communication within our accounting and finance organization;
•	enhancing the design, coordination and documentation of controls over transactions, financial reporting, and inputs into period-end disclosures;
•	updating internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties; and
•	improving IT application-specific and general controls to manage access and program changes across our key systems.
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

Part II - Other Information
Item 1. Legal Proceedings
We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. For a description of our material pending legal proceedings, please see Note 9 — Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Please refer to the discussions contained in our Annual Report on Form 10-K for the year ended December 31, 2023 within Item 1. – “Business” under the subtitle “Emergence from Bankruptcy”; Item 1A. — “Risk Factors”; Item 5. — “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; and Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subtitles “Recent Developments” and “Chapter 11 Filing and Other Related Matters - Pre-Emergence”; our Notes to Unaudited Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q; as well as elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding the commencement of the aforementioned Company’s emergence from bankruptcy and satisfaction and extinguishment of claims in the Chapter 11 Cases.
Item 1A. Risk Factors
For a discussion of our risk factors, see Part 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on March 13, 2024.
There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below. The risks identified in our Annual Report on Form 10-K that refer to or are associated with “hosting” and its variations (and corresponding industries and services) should be read as being applicable to both “Digital Asset Hosted Mining” and “HPC Hosting,” as appropriate in light of the circumstances. In addition to the risks described in our Annual Report on Form 10-K, the Company has identified the following additional risk factors given the division of our prior “Hosting” segment into the current (as of this Quarterly Report on Form 10-Q) “Digital Asset Hosted Mining” and “HPC Hosting” segments due to our expansion into providing additional HPC hosting services, as well as changes to our status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Currently our HPC business is highly dependent on a single customer.
One customer, CoreWeave, currently accounts for 100% of our HPC Hosting segment revenue. Our success in the HPC Hosting segment is highly dependent on the success of CoreWeave and the fulfillment by it of its obligations under our existing contractual arrangements. Any failure to meet CoreWeave’s expectations, including, but not limited to, failure to fulfill our contractual obligations, could result in cancellation or non-renewal of our business relationship, or harm to our business relationship that could impact our future growth and which could have a material adverse effect on our business, financial condition and results of operations.
We will no longer qualify as an “emerging growth company” as of December 31, 2024, and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.
We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) exemptions resulting in reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because of our reliance on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Based on the market value of our common stock held by non-affiliates as of June 30, 2024, we will cease to qualify as an emerging growth company as of December 31, 2024, and as such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to emerging growth companies effective as of December 31, 2024. We expect that the loss of our emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 9, 2024, the Company issued 79,403 shares of its common stock to the holders of convertible debt claims on the Effective Date. The shares were issued to claim holders pro rata based on the total debt claim held by each holder on the Effective Date of the Plan of Reorganization pursuant to the “OGE Shortfall” provision of the Plan of Reorganization. The Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
During the second quarter ended June 30, 2024, 53,870 shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $0.4 million.
On July 5, 2024, the mandatory conversion feature of the New Secured Convertible Notes pursuant to the Indenture, dated as of January 23, 2024 (the “Indenture”), by and among the Company, as issuer, Wilmington Trust, National Association (“Wilmington Trust”), as trustee and collateral agent, and the other parties thereto, was triggered when the trading price of the Company’s common stock on a daily volume weighted average basis (“VWAP”) exceeded the applicable threshold specified in the Indenture for the 20th consecutive trading day. In connection with the mandatory conversion of the Notes, which took place on July 10, 2024, each registered holder of the New Secured Convertible Notes was entitled to receive (1) a number of shares of the Company’s common stock equal to the aggregate principal amount of his, her or its notes outstanding, divided by the conversion price of $5.8317 (not including fractional shares), and (2) an amount of cash equal to the number of the resulting fractional shares, multiplied by the closing trading price of the Company’s common stock on July 9, 2024. The shares of New Common Stock issued upon the conversion of the New Secured Convertible Notes were issued in reliance on the exemption provided by Section 1145 of the Bankruptcy Code.
Following the mandatory conversion of the New Secured Convertible Notes, 40.1 million shares of the Company’s common stock in the aggregate were issued in exchange for $233.6 million aggregate principal amount of the New Secured Convertible Notes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.4	Confirmation Order, dated January 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.1+	Core Scientific, Inc. 2024 Stock Incentive Plan, dated as of April 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2024).
10.2+
Employment Agreement, by and between Adam Sullivan and Core Scientific, Inc., dated June 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.3+
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.4+
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

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

CORE SCIENTIFIC, INC.

Date: August 7, 2024	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)