Form 10-Q
period 2024-09-30
Core Scientific, Inc./tx
filed 2024-11-06
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2024, 279,253,024 shares of Common Stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, and the advantages and expected growth of the Company. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in Item 1A. — “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. These risk factors should be read to include our HPC Hosting segment, which met the criteria to be considered a new segment of the Company during the second quarter of 2024, and read in conjunction with our risk factors disclosed under the caption “Item 1A. — “Risk Factors” in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so except as required under applicable securities laws. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I - Financial Information
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$253,019	$50,409
Restricted cash	783	19,300
Accounts receivable	6,244	1,001
Digital assets	—	2,284
Prepaid expenses and other current assets	17,810	24,022
Total Current Assets	277,856	97,016
Property, plant and equipment, net	550,432	585,431
Operating lease right-of-use assets	74,733	7,844
Other noncurrent assets	18,830	21,865
Total Assets	$921,851	$712,156
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$6,504	$154,751
Accrued expenses and other current liabilities	31,726	179,636
Deferred revenue	9,944	9,830
Operating lease liabilities, current portion	7,486	77
Finance lease liabilities, current portion	2,380	19,771
Notes payable, current portion	17,941	124,358
Contingent value rights, current portion	533	—
Total Current Liabilities	76,514	488,423
Operating lease liabilities, net of current portion	65,335	1,512
Finance lease liabilities, net of current portion	4	35,745
Convertible and other notes payable, net of current portion	474,596	684,082
Contingent value rights, net of current portion	6,458	—
Warrant liabilities	1,017,299	—
Other noncurrent liabilities	11,040	—
Total liabilities not subject to compromise	1,651,246	1,209,762
Liabilities subject to compromise	—	99,335
Total Liabilities	1,651,246	1,309,097
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 and nil shares authorized at September 30, 2024 and December 31, 2023, respectively; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; 279,821 and 386,883 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	36
Additional paid-in capital	2,740,279	1,823,260
Accumulated deficit	(3,469,677)	(2,420,237)
Total Stockholders’ Deficit	(729,395)	(596,941)
Total Liabilities and Stockholders’ Deficit	$921,851	$712,156
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Digital asset self-mining revenue	$68,138	$83,056	$328,840	$278,164
Digital asset hosted mining revenue from customers	16,878	27,020	71,050	72,245
Digital asset hosted mining revenue from related parties	—	2,828	—	10,062
HPC hosting revenue	10,338	—	15,857	—
Total revenue	95,354	112,904	415,747	360,471
Cost of revenue:
Cost of digital asset self-mining	74,555	72,603	236,120	212,125
Cost of digital asset hosted mining services	11,914	24,882	49,388	64,187
Cost of HPC hosting services	9,041	—	13,932	—
Total cost of revenue	95,510	97,485	299,440	276,312
Gross (loss) profit	(156)	15,419	116,307	84,159
Change in fair value of digital assets	(206)	—	(247)	—
Gain from sale of digital assets	—	363	—	2,358
Impairment of digital assets	—	(681)	—	(2,864)
Change in fair value of energy derivatives	—	—	(2,757)	—
Loss on disposal of property, plant and equipment	(509)	(340)	(4,061)	(514)
Operating expenses:
Research and development	2,841	2,253	6,814	5,308
Sales and marketing	3,151	1,041	7,099	3,133
General and administrative	34,356	23,511	74,742	69,671
Total operating expenses	40,348	26,805	88,655	78,112
Operating (loss) income	(41,219)	(12,044)	20,587	5,027
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	317	(374)	487	(21,135)
Interest expense, net	7,072	2,196	35,934	2,317
Reorganization items, net	—	28,256	(111,439)	78,270
Change in fair value of warrant and contingent value rights	408,520	—	1,144,441	—
Other non-operating (income) expense, net	(2,003)	(1,090)	144	(3,978)
Total non-operating expenses, net	413,906	28,988	1,069,567	55,474
Loss before income taxes	(455,125)	(41,032)	(1,048,980)	(50,447)
Income tax expense	134	114	484	347
Net loss	$(455,259)	$(41,146)	$(1,049,464)	$(50,794)
Net loss per share (Note 12):
Basic	$(1.17)	$(0.11)	$(3.71)	$(0.13)
Diluted	$(1.17)	$(0.11)	$(3.71)	$(0.13)
Weighted average shares outstanding:
Basic	292,486	382,483	253,058	378,107
Diluted	292,486	382,483	253,058	378,107

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended September 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at July 1, 2024	187,892	$2	$1,930,542	$(3,014,418)	$(1,083,874)
Net loss	—	—	—	(455,259)	(455,259)
Stock-based compensation	—	—	20,523	—	20,523
Restricted stock awards issued, net of tax withholding obligations	224	—	2	—	2
Exercise of warrants	51,645	1	553,985	—	553,986
Issuance of new common stock for New Secured Convertible Notes conversion	40,060	—	235,227	—	235,227
Balance at September 30, 2024	279,821	$3	$2,740,279	$(3,469,677)	$(729,395)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at January 1, 2024, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net loss	—	—	—	(1,049,464)	(1,049,464)
Stock-based compensation	—	—	27,957	—	27,957
Cancellation of common stock in connection with emergence	(386,883)	(36)	36		—
Issuance of new common stock in connection with emergence	152,576	2	296,893	—	296,895
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,624	—	(3,390)	—	(3,390)
Restricted stock awards forfeited	(40)	—	—	—	—
Exercise of warrants	51,699	1	554,405	—	554,406
Issuance of new common stock for New Secured Convertible Notes conversion	44,585	—	261,772	—	261,772
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at September 30, 2024	279,821	$3	$2,740,279	$(3,469,677)	$(729,395)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2023
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at July 1, 2023	379,091	$36	$1,790,921	$—	$(2,183,398)	$(392,441)
Net loss	—	—	—		(41,146)	(41,146)
Stock-based compensation	—	—	14,861		—	14,861
Restricted stock awards issued, net of shares withheld for tax withholding obligations	7,154	—	—		—	—
Restricted stock awards forfeited	(377)	—	—		—	—
Balance at September 30, 2023	385,868	$36	$1,805,782		$(2,224,544)	$(418,726)

Balance at January 1, 2023	375,225	$36	$1,764,368	$(2,173,750)	$(409,346)
Net loss	—	—	—	(50,794)	(50,794)
Stock-based compensation	—	—	41,414	—	41,414
Restricted stock awards issued, net of shares withheld for tax withholding obligations	11,020	—	—	—	—
Restricted stock awards forfeited	(377)	—	—	—	—
Balance at September 30, 2023	385,868	$36	$1,805,782	$(2,224,544)	$(418,726)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(1,049,464)	$(50,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,164	64,800
Amortization of operating lease right-of-use assets	3,802	703
Stock-based compensation	27,957	41,414
Digital asset self-mining revenue	(328,840)	(278,164)
Loss (gain) on debt extinguishment	487	(21,135)
Change in fair value of energy derivatives	(2,262)	—
Change in fair value of warrant liabilities	1,223,775	—
Change in fair value of contingent value rights	(79,334)	—
Change in fair value of digital assets	247	—
Amortization of debt discount	2,362	—
Losses on disposal of property, plant and equipment	4,061	514
Impairment of digital assets	—	2,864
Gain on sale of digital assets	—	(2,358)
Non-cash reorganization items	(143,791)	—
Non-cash PIK interest expense	3,946	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,562)	(875)
Accounts receivable from related parties	—	23
Digital assets	330,900	277,823
Deposits for equipment	—	(600)
Prepaid expenses and other current assets	2,687	(10,650)
Accounts payable	(11,640)	32,771
Accrued expenses and other	(44,873)	13,001
Deferred revenue	115	(15,015)
Other noncurrent assets and liabilities, net	6,354	(10,911)
Net cash provided by operating activities	29,091	43,411
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(66,203)	(4,516)
Investments in internally developed software	—	(840)
Other	(191)	—
Net cash used in investing activities	(66,394)	(5,356)
Cash flows from Financing Activities:
Proceeds from issuance of new common stock	55,000	—
Proceeds for the issuance of 3% senior convertible notes, net	447,609	—
Issuance costs for 3% senior convertible notes	(2,529)	—
Proceeds from draw from exit facility	20,000	—
Principal repayments of finance leases	(5,328)	(3,411)
Principal payments on debt	(291,888)	(22,941)
Restricted stock tax holding obligations	(3,390)	—
Proceeds from exercise of stock options	9	—
Proceeds from exercise of warrants	1,913	—
Net cash provided by (used in) financing activities	221,396	(26,352)
Net increase in cash, cash equivalents and restricted cash	184,093	11,703
Cash, cash equivalents and restricted cash—beginning of period	69,709	52,240
Cash, cash equivalents and restricted cash—end of period	$253,802	$63,943

Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$253,019	$42,146
Restricted cash	783	21,797
Total cash, cash equivalents and restricted cash	$253,802	$63,943

Supplemental disclosure of other cash flow information:
Cash paid for interest	$26,175	$1,508
Income tax refunds	$(1,288)	$(336)
Cash paid for reorganization items	$53,835	$62,590

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	$9,028	$(39,660)
Decrease in equipment related to debt extinguishment	—	17,849
Decrease in notes payable in exchange for equipment	—	(38,610)
Reduction in plant, property, and equipment basis related to Bitmain purchase	(26,101)	—
Reclass of other current and non-current assets to plant, property, and equipment	9,268	—
Increase in right-of-use assets due to lease commencement	70,690	—
Extinguishment of convertible notes upon emergence	(559,902)	—
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	(321,773)	—
Cancellation of common stock in connection with emergence	(36)	—
Issuance of new common stock in connection with emergence	296,893	—
Issuance of new common stock for Bitmain obligation	27,839	—
Issuance of new common stock for the Equity Rights Offering backstop commitment	5,475	—
Issuance of contingent value rights	86,325	—
Issuance of warrants	345,856	—
Issuance of New Secured Convertible Notes	260,000	—
Issuance of Secured Notes, net of discount	149,520	—
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	41,200	—
Issuance of miner equipment lender facility loans	52,947	—
Issuance of notes related to settlement	9,092	—
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	24	—
Issuance of new common stock for New Secured Convertible Notes conversion	261,772	—
Issuance of new common stock for PIK interest	3,677	—
Noncash exercise of warrants	37,924	—
Property, plant and equipment disposed of through settlements	—	6,301
Purchase of insurance policies financed by short-term note payable	—	5,011
Issuance of notes payable through settlements	—	21,035

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for bitcoin mining and high-performance computing. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and we provide hosting services for large bitcoin mining customers and are in the process of allocating and converting a significant portion of our nine operational data centers in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (3), and our facility in development in Oklahoma to support artificial intelligence-related workloads under a series of contracts that entail the modification of certain of our data centers to deliver hosting services for high-performance computing (“HPC”). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).
The Company has historically focused on designing, developing and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. Beginning on March 6, 2024, we announced a series of new contractual agreements with a third-party provider of HPC operations for customers using specialized graphics processing units (“GPUs”). These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions.
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
Our HPC hosting services provide colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. The extension of our business into the HPC Hosting segment involves significant risk, including risks involving facility construction, supply chain and the risk of nonperformance by our single customer, as disclosed further in Part II, Item 1A. — “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Debtor-in Possession
On the Effective Date, the Company emerged from bankruptcy and was no longer considered debtors-in-possession under the Bankruptcy Code. For detailed discussion about the Chapter 11 Cases and our emergence from bankruptcy, refer to Note 3 — Chapter 11 Filing and Emergence from Bankruptcy. The Plan of Reorganization (i) eliminated substantial debt and debt service, (ii) established new debt in the form of a secured credit agreement, publicly traded notes and convertible notes, and debt to equipment lenders, and (iii) established new publicly traded equity and warrants. The settlement of accrued and payable claims through new debt and equity issuance and the extension of debt service to future periods on the Effective Date substantially eliminated the reported working capital deficit at December 31, 2023. During the nine months ended September 30, 2024, we converted or repaid substantially all of the notes, credit agreements, and other payable obligations resulting from the Plan of Reorganization on the Effective date. The majority of this activity occurred during the three months ended September 30, 2024, through the mandatory conversion of the New Secured Convertible Notes (as defined below) and repayment of the Exit Credit Agreement (as defined below) and Secured Notes (as defined below) from proceeds from the 2029 Convertible Notes Offering (as defined below) issuance as described further in Note 6 — Convertible and Other Notes Payable.
Liquidity and Financial Condition
For the nine months ended September 30, 2024, the Company generated a net loss of $1.05 billion, of which $1.22 billion related to the change in the fair value of warrants which will be settled with common stock shares. The Company had unrestricted cash and cash equivalents of $253.0 million as of September 30, 2024, compared to $50.4 million as of December 31, 2023. The Company has historically generated cash primarily through sales of digital assets received as digital asset self-mining revenue, revenue from contracts with customers, and the issuance of debt and common stock. As of September 30, 2024, the Company had net working capital of $201.3 million and a total stockholders’ deficit of $729.4 million. Management has concluded that as of September 30, 2024, the Company’s capital, cash flow from operations, and other sources of liquidity are sufficient to fund its operations and debt service obligations for at least the next 12 months following the date these condensed consolidated financial statements were issued.
Digital Assets
The Company sells bitcoin it receives through mining. As of August 19, 2024, the Company is no longer required to sell bitcoin it earns through mining within ten days of receipt as provided by the terms of the recently extinguished debt facilities (Exit Credit Agreement, the Secured Notes and the New Secured Convertible Notes). See Note 6 — Convertible and Other Notes Payable. In the future, the Company intends to optimize cash received from bitcoin mining which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time. Digital assets are classified as current assets on the Company’s Condensed Consolidated Balance Sheets. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties.

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
The Company did not have any digital asset holdings as of September 30, 2024. The Company’s digital assets have active markets with observable prices and are considered Level 1 fair value measurements. The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2024, based on the fair value model under ASU 2023-08, and the nine months ended September 30, 2023 (in thousands):

	September 30, 2024	September 30, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[1]	329,799	278,100
Mining proceeds from shared hosting	15,693	10,321
Proceeds from sales of digital assets	(347,397)	(287,769)
Change in fair value of digital assets	(247)	—
Gain from sale of digital assets	—	2,351
Impairment of digital assets	—	(2,864)
Payment of board fee	(89)	(304)
Other	(67)	—
Digital assets, end of period	$—	$559
1 As of September 30, 2024 and December 31, 2023, there was $0.7 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of September 30, 2024, the Company had cash and cash equivalents of $253.0 million, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $243.8 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of cash held in escrow to pay for construction and development activities.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Property, Plant and Equipment, Net
Property, plant, and equipment includes the cost of land, buildings, and improvements for datacenter and support facilities and the Company’s corporate office space. Property and equipment further consists of computer, mining, network, electrical and other equipment, including property and equipment under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Future obligations related to finance leases are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion in the Company’s Consolidated Balance Sheets. Depreciation expense, including amortization of assets held under finance leases, is primarily included in Cost of revenue in the Company’s Consolidated Statements of Operations.
Property, plant and equipment capitalized costs include the directly identifiable costs incurred to acquire, construct, install, or otherwise prepare the asset for its intended use and to put it into service. Directly identifiable costs include construction payroll and benefits, demolition necessary for construction to purpose, and other direct capital project costs. Intersegment transfers of property, plant, and equipment are recorded at their net carrying value with no resulting gain or loss.
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
Performance Obligation Commitments
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of September 30, 2024, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), we expect to recognize approximately $16.2 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 100% of this amount over the next 12 months.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Condensed Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of September 30, 2024 and December 31, 2023, was $16.9 million and $9.8 million, respectively.
In the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $6.6 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
In the three and nine months ended September 30, 2023, the Company recognized $2.7 million and $20.5 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for HPC hosting services.
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
Convertible and Other Notes Payable
Convertible and other notes payable (“Notes payable”) are accounted for under ASC 470, Debt (“ASC 470”) and are presented at their carrying value, which is their remaining par or face amount net of any related unamortized premium, discount and issuance costs. Notes payable are initially recognized at their present value. When cash proceeds are received for the issuance of Notes payable, the proceeds are used to establish their present value. When cash proceeds are not received for the issuance of Notes payable, their present value is based on the consideration exchanged. This present value generally will be the Notes payable’s cash flows discounted at a market rate when it is more evident than the noncash consideration exchanged. When the present value of Notes payable on issuance varies from its par or face amount, an original discount or premium results and any related issuance costs are used to determine an effective interest rate. Original premium, discount and issuance costs are amortized using the level effective rate interest method. Amortization is recognized as a component of current interest expense.
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (“ASC 815”). As of September 30, 2024 and December 31, 2023, Notes payable did not have any embedded derivatives required to be bifurcated.
Contingent Value Rights Liabilities
As described in Note 7 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) which provides for the issuance of the contingent value rights (the “CVRs”) to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net loss.
On the Effective Date, the CVRs and GUC CVRs were recognized at their fair value of $86.3 million. On July 1, 2024, the GUC CVR obligations were extinguished as described in Note 7 — Contingent Value Rights and Warrant Liabilities. As of September 30, 2024, the CVRs were reported at a fair value of $7.0 million in Contingent value rights on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, the decrease in fair value of $6.0 million and $79.3 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
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

On the Effective Date, the warrants were recognized at their fair value of $345.9 million. As of September 30, 2024, the warrants were reported at a fair value of $1.02 billion in Warrant liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, the decrease in fair value of $414.5 million and the increase in fair value of $1.22 billion, respectively, were included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 will be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Reorganization items, net and Liabilities Subject to Compromise
Effective on December 21, 2022, the Company began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the Consolidated Statements of Operations beginning December 21, 2022, the date of filing of the Chapter 11 Cases. As of December 31, 2023, liabilities that were affected by the Plan of Reorganization were classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may have been settled for lesser amounts as a result of the Plan of Reorganization or negotiations with creditors. If there was uncertainty about whether a secured claim was under secured, or would be impaired under the Plan of Reorganization, the entire amount of the claim was included with prepetition claims in liabilities subject to compromise. After the Effective Date, any resulting changes in classification were reflected in subsequent financial statements.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Professional fees and other bankruptcy related costs	$—	$25,113	$21,480	$62,970
Negotiated settlements	—	(61)	(2,269)	(61)
Satisfaction of allowed claims:
Extinguishment of secured and other convertible notes	—	—	(10,831)	—
Extinguishment of miner equipment lender loans and leases	—	—	(102,024)	—
Satisfaction of general unsecured creditor claims	—	—	(31,167)	—
Satisfaction of cures and other claims	—	—	231	—
Total satisfaction of allowed claims	—	—	(143,791)	—
Reimbursed claimant professional fees	—	—	12,802	—
Debtor-in-possession financing costs	—	3,204	339	15,361
Reorganization items, net	$—	$28,256	$(111,439)	$78,270
During the nine months ended September 30, 2024, there were significant reorganization related gains resulting primarily from satisfaction of allowed claims under the Plan of Reorganization on the Effective Date and negotiated settlements, partially offset by professional fees and other bankruptcy related costs. These reorganization related impacts were classified as Reorganization items, net until the Effective Date. Reorganization costs incurred after the Effective Date have been classified as General and administrative expense.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023	Estimated Useful Lives
Land and improvements[1]	$20,008	$21,852	20 years
Building and improvements[2]	231,502	191,615	12 to 39 years
Mining and network equipment[3]	428,875	414,284	3 to 5 years
Electrical equipment[4]	78,016	64,810	5 to 15 years
Other property, plant and equipment[5]	2,683	2,935	5 to 7 years
Total	761,084	695,496
Less: accumulated depreciation and amortization[6]	364,510	293,974
Total	396,574	401,522
Add: Construction in progress	153,858	183,909
Property, plant and equipment, net	$550,432	$585,431
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $1.0 million and $6.6 million at September 30, 2024 and December 31, 2023, respectively.
3 Includes finance lease assets of nil and $40.0 million at September 30, 2024 and December 31, 2023, respectively.
4 Includes finance lease assets of $8.7 million and $12.7 million at September 30, 2024 and December 31, 2023, respectively.
5 Includes finance lease assets of $0.4 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.
6 Includes accumulated amortization for assets under finance leases of $3.8 million and $43.4 million at September 30, 2024 and December 31, 2023, respectively.
Depreciation expense, including amortization of finance lease assets, for the three months ended September 30, 2024 and 2023, was $28.5 million, and $24.0 million, respectively, and for the nine months ended September 30, 2024 and 2023, was $86.6 million and $64.7 million, respectively.
5. LEASES
Lessee Accounting
The Company has entered into non-cancellable operating and finance leases for office space, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2051. Variable lease payments are not included in the initial measurement of leases and are expensed as incurred.
On September 30, 2024, the Company entered into a lease agreement by and between the Company and Aubix, LLC (the "Aubix Lease") for approximately 5.7 acres of land, including a 40,000 square foot building that the Company intends to use for its HPC hosting operations. The Aubix Lease is anticipated to commence in November 2024 as the Company begins occupancy of the leased space. The term of the Aubix Lease is 10 years from the commencement date. The Company has the right to extend the term of the Aubix Lease up to an additional 15 years in 5 year increments. The total future minimum lease payments related to the Aubix Lease is approximately $43.5 million.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The components of operating and finance leases are presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$74,733	$7,844
Finance lease right-of-use assets	Property, plant and equipment, net	$6,220	$16,268
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$7,486	$77
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$65,335	$1,512
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$2,380	$19,771
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$4	$35,745
Supplemental disclosure of noncash investing and financing activities in the Company’s Condensed Consolidated Statements of Cash Flows includes a decrease in lease liability due to lease satisfactions on the Effective Date of $50.7 million presented in Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence for the nine months ended September 30, 2024.
The components of lease expense were as follows (in thousands):

		Three Months Ended September 30,
	Financial statement line item	2024	2023
Operating lease expense	Cost of HPC hosting services	$4,833	$—
Operating lease expense	General and administrative expenses	(1,005)	77
Short-term lease expense	General and administrative expenses	68	161
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	231	2,580
Interest on lease liabilities	Interest expense, net	91	766
Total finance lease expense		322	3,346
Total lease expense		$4,218	$3,584

		Nine Months Ended September 30,
	Financial statement line item	2024	2023
Operating lease expense	Cost of HPC hosting services	$7,930	$—
Operating lease expense	General and administrative expenses	1,405	675
Short-term lease expense	General and administrative expenses	262	523
Finance lease expense:
Amortization of right-of-use assets	Cost of revenue	880	9,708
Interest on lease liabilities	Interest expense, net	1,132	1,508
Total finance lease expense		2,012	11,216
Total lease expense		$11,609	$12,414

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Information relating to the lease term and discount rate is as follows:

	September 30, 2024	September 30, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	6.9	15.4
Finance leases	1.0	1.3
Weighted Average Discount Rate
Operating leases	9.3%	7.1%
Finance leases	12.5%	12.9%

Information relating to lease payments is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Lease Payments
Operating lease payments	$5,414	$499
Finance lease payments[1]	$7,147	$3,501
1 Approximately $4.6 million of finance lease liabilities were reinstated pursuant to the Plan of Reorganization. Of the $7.1 million of finance lease payments made during the nine months ended September 30, 2024, $4.4 million related to cure payments from emergence on the Effective Date.

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at September 30, 2024, and thereafter (in thousands):

	Operating leases	Finance leases
Remaining 2024	$3,392	$685
2025	13,891	1,855
2026	14,302	3
2027	14,725	—
2028	15,160	—
Thereafter	38,199	—
Total lease payments	99,669	2,543
Less: imputed interest	26,848	159
Total	$72,821	$2,384
Lessor Accounting
We generate revenue by leasing property to customers under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies — Revenue Recognition — HPC Hosting Segment.
The components of lease revenue were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Lease Revenue
Operating lease revenue	$7,806	$11,625
Variable lease revenue	2,532	4,232
Total lease revenue	$10,338	$15,857

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the maturity analysis of operating lease payments expected to be received at September 30, 2024, and thereafter (in thousands):

Operating leases
Remaining 2024	$3,680
2025	22,577
2026	23,254
2027	23,952
2028	24,670
Thereafter	58,174
Total	$156,307

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of September 30, 2024 and December 31, 2023, consist of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	September 30, 2024	December 31, 2023
Replacement DIP Credit Agreement[1]	10.0%	10.0%	2024	$—	$4,273
Exit Credit Agreement	9.0%	9.0%	2027	—	—
Other Convertible Notes[2]	10.0%	10.0%	2025	—	322,396
Secured Convertible Notes[2]	10.0%	10.0%	2025	—	237,584
Secured Notes	12.5%	12.6%	2028	—	—
New Secured Convertible Notes	6.0% - 10.0%	10.0%	2029	—	—
2029 Convertible Notes	3.0%	3.7%	2029	460,000	—
Miner Financing:
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	—	53,913
Blockfi takeback loan	3.0% - 8.0%	11.9%	2029	—	—
Liberty/Stonebriar loan	10.6%	10.6%	2024	—	6,968
Liberty/Stonebriar takeback loan	3.0% - 8.0%	11.9%	2029	6,366	—
ACM note	—%	15.0%	2025	4,137	6,519
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	—	63,844
Anchor Labs loan	12.5%	12.5%	2024	—	25,159
Trinity loan	11.0%	11.0%	2024	—	23,356
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	11,674	18,331
HMC note	5.0%	15.0%	2026	10,764	14,208
Didado note	5.0%	15.0%	2027	10,315	13,000
Harper note	5.0%	15.0%	2026	3,587	4,678
Trilogy note	5.0%	15.0%	2026	2,379	2,927
Unsecured:
B. Riley Bridge Notes	7.0%	7.0%	2023	—	41,777
Other:
First Insurance note	7.6%	7.6%	2024	—	2,538
Stockholder loan	10.0%	20.0%	2023	—	10,000
Kentucky Note	5.0%	5.0%	2023	—	529
Other	5.0% - 7.7%	7.1% - 15.0%	2024 - 2025	326	2,453
Notes payable, prior to reclassification to Liabilities subject to compromise				509,548	854,453
Less: Notes payable in Liabilities subject to compromise[3]				—	41,777
Less: Unamortized discounts - post-petition				17,011	4,236
Total notes payable, net				492,537	808,440
Less: current maturities				17,941	124,358
Convertible and other notes payable, net of current portion				$474,596	$684,082
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
3.00% Convertible Senior Notes due 2029
On August 19, 2024, the Company completed a private offering (the “2029 Convertible Notes Offering”) of $460.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), which included the exercise in full of the initial purchasers’ option to purchase up to an additional $60.0 million aggregate principal amount of 2029 Convertible Notes. The 2029 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2029 Convertible Notes Indenture”), dated as of August 19, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Convertible Notes Trustee”).

The 2029 Convertible Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The 2029 Convertible Notes will mature on September 1, 2029, unless earlier converted, redeemed or repurchased by the Company. Noteholders may convert their 2029 Convertible Notes at their option only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2024, if the last reported sale price per share of the Company’s New Common Stock (as defined below), $0.00001 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of 2029 Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the New Common Stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the New Common Stock, as described in the 2029 Convertible Notes Indenture; (iv) if the Company calls any 2029 Convertible Notes for redemption; and (v) at any time from, and including, June 1, 2029 until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of New Common Stock or a combination of cash and shares of New Common Stock, at the Company’s election, based on the applicable conversion rate(s). The initial conversion rate is 90.9256 shares of New Common Stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of approximately $11.00 per share of New Common Stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2029 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2029 Convertible Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after September 7, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the New Common Stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2029 Convertible Notes unless at least $100.0 million aggregate principal amount of 2029 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2029 Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2029 Convertible Note, in which case the conversion rate applicable to the conversion of that 2029 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “Fundamental Change” (as defined in the 2029 Convertible Notes Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2029 Convertible Notes at a cash repurchase price equal to the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2029 Convertible Notes Indenture). The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the New Common Stock.

The 2029 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2029 Convertible Notes Indenture), which include the following: (i) certain payment defaults on the 2029 Convertible Notes (which, in the case of a default in the payment of interest on the 2029 Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the 2029 Convertible Notes Indenture within specified periods of time; (iii) the Company’s failure to convert a 2029 Convertible Note in accordance with the 2029 Convertible Notes Indenture upon exercise of the conversion right with respect thereto; (iv) the Company’s failure to comply with certain covenants in the 2029 Convertible Notes

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the 2029 Convertible Notes Indenture or the 2029 Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2029 Convertible Notes Indenture; (vi) certain defaults by the Company or any of its “Significant Subsidiaries” (as defined in the 2029 Convertible Notes Indenture) with respect to indebtedness for borrowed money of at least $25.0 million; (vii) the rendering of certain judgments against the Company or any of its Significant Subsidiaries for the payment of at least $25.0 million, where such judgments are not discharged or stayed within 60 days after date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its Significant Subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a Significant Subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2029 Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2029 Convertible Notes Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2029 Convertible Notes then outstanding, by notice to the Company and the 2029 Convertible Notes Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2029 Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the 2029 Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the 2029 Convertible Notes for up to 365 days at a specified rate per annum equal to 0.25% of the principal amount thereof for the first 180 days on which special interest accrues and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof.

The net proceeds from the 2029 Convertible Notes Offering were approximately $447.6 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company used approximately $62.0 million of the net proceeds from the 2029 Convertible Notes Offering to repay in full the outstanding loans under the Exit Credit Agreement, of which $0.8 million was paid for interest. Additionally, the Company used approximately $154.1 million of the net proceeds from the 2029 Convertible Notes Offering to redeem all of the outstanding Secured Notes, of which $4.1 million was paid for interest. The Company intends to use the remaining net proceeds from the 2029 Convertible Notes Offering for general corporate purposes, including working capital, operating expenses, capital expenditures, acquisitions of complementary businesses, or other repurchases of its securities.
Miner Equipment Lender Agreements (BlockFi and Stonebriar)
On September 6, 2024, the Company paid $49.6 million to repay the BlockFi facility in full, of which $0.7 million was paid for interest. On October 2, 2024, the Company paid $6.5 million to repay the Stonebriar facility in full, of which $0.1 million was paid for interest. Below is a description of the Miner Equipment Lender Agreements prior to their repayment.
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into separate New Miner Equipment Lender Agreements (Election 2) with each holder of an Allowed Miner Equipment Lender Secured Claim that was a Settling Miner Equipment Lender that elected on its ballot to receive and was receiving the Miner Equipment Lender Treatment Election 2 (the “Election 2 Miner Equipment Facility Lenders”), in each case, in the principal amount of eighty percent (80%) of each applicable Holders’ Allowed Miner Equipment Lender Claim as of the Effective Date (the “Miner Equipment Lender Facility”).
The maturity date on the Miner Equipment Lender Facility was January 23, 2029. Loans issued under the Miner Equipment Lender Facility accrued interest (1) from the Effective Date to and including the second anniversary of the Effective Date, (x) if the Company did not deliver an Election Notice (as defined below), at a rate of 13.0% per annum and was payable 3.0% in cash interest and 10.0% paid-in-kind, and (y) if the Company delivered a written notice to the Election 2 Miner Equipment Facility Lenders five (5) business days prior to the due date of any interest payment during this period (an “Election Notice”), the Company could elect to have interest accrue at either (a) 12.0% per annum, payable 5.0% in cash and 7.0% paid-in-kind or (ii) 8.0% per annum, payable in cash and (2) following the second anniversary of the Effective Date, at a rate of 10.0% per annum, payable in cash. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the New Miner Equipment Lender Agreements (Election 2)), the obligations under the Miner Equipment Lender Facility could, at the option of the Election 2 Miner Equipment Facility Lenders, accrue interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on demand.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Loans issued under the Miner Equipment Lender Facility were secured by a first-priority, duly-perfected and validly enforceable lien on (i) the collateral securing each Election 2 Miner Equipment Facility Lenders’ existing equipment loan/lease and (ii) new, non-financed miners acquired by the Company after the Effective Date, in an aggregate amount of up to $18.2 million (collectively, the “Equipment Priority Collateral”).
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
The Miner Equipment Lender Facility contained customary covenants, representations and warranties.
Previous Indebtedness Extinguished During Fiscal 2024
Emergence
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Exit Credit Agreement
Below is a description of the Exit Credit Agreement prior to its repayment in full on August 19, 2024. There is currently no outstanding Exit Credit Agreement.
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into a credit and guaranty agreement, dated as of January 23, 2024 (the “Exit Credit Agreement”), by and among the Company, as borrower, the guarantors named therein, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent, consisting of an $80 million first-lien credit facility with certain holders of the Company’s April convertible notes and August convertible notes (in such capacity, the “Exit Lenders”) equal to (i) a $40 million term loan comprised of (x) a $20 million initial term loan and (y) a $20 million delayed-draw term loan and (ii) a $40 million roll-up of the outstanding balance of the April convertible notes and August convertible notes (the “Exit Facility”). The maturity date of the Exit Facility was January 23, 2027.
From the Effective Date, cash borrowings under the Exit Facility bore interest at 9.0% per annum, payable on the first business day of each Fiscal Quarter (as defined in the Exit Credit Agreement), commencing on April 1, 2024. The Exit Facility amortized in equal quarterly installments of $1.25 million beginning on January 1, 2026. Upon the occurrence and during the continuance of an Event of Default (as such term is defined in the Exit Credit Agreement), the obligations under the Exit Facility automatically bore interest at a rate equal to an additional 2.0% per annum over the rate otherwise applicable, with such interest being payable in cash on each interest payment date (unless the administrative agent demands prior payment).
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
Obligations under the Exit Credit Agreement were secured by a valid and perfected lien and security interest on substantially all assets and property of the Company and the guarantors thereof, including a first-priority lien on all new, unencumbered miner equipment purchased by the Company or any subsidiary thereof other than the following, which were each secured by a second priority lien on, (i) Equipment Priority Collateral (as defined below) and (ii) future financed equipment. Obligations under the Exit Credit Agreement were guaranteed by all direct and indirect subsidiaries of the Company.
The Exit Facility provided for affirmative, negative and financial covenants, that, among other things, limited the ability of the Company and, in certain cases, certain of the Company’s subsidiaries, to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with our affiliates. The Exit Facility also imposed financial maintenance covenants in the form of a maximum leverage ratio and minimum liquidity requirements. The Exit Facility contained certain events of default, including, without limitation, nonpayment of principal, nonpayment of interest, fees or other obligations after three business days, bankruptcy events of the Company or any of its subsidiaries and certain changes of control.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Secured Notes Indenture
Below is a description of the Secured Notes (as defined below) prior to their repayment in full on August 19, 2024. There are currently no outstanding Secured Notes.
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
The maturity date of the Secured Notes was January 23, 2028. The Secured Notes bore interest at a rate of 12.5% per annum, payable on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024. There was no amortization on the Secured Notes prior to maturity.
The Secured Notes were secured by a valid and perfected second lien and security interest on substantially all assets of the Company and the guarantors thereof, which liens were junior in priority to liens securing the Exit Facility and were subject to the terms of the New Intercreditor Agreement. The Secured Notes were guaranteed by all direct and indirect subsidiaries of the Company.
The Company was entitled to prepay the notes prior to maturity. If the notes were prepaid after the first year (including in the event that the notes are accelerated), or if the notes were not paid when due at the stated maturity, the Company was required to pay a premium on the outstanding principal amount equal to: (a) 1.00% of the aggregate principal amount of the notes then outstanding, if the notes were prepaid on or after the first anniversary of the Issue Date (as such term is defined in the Secured Notes Indenture) and prior to the second anniversary of the Issue Date, (b) 2.00% of the aggregate principal amount of the notes then outstanding, if the notes were prepaid on or after the second anniversary of the Issue Date and prior to the third anniversary of the Issue Date and (c) 3.00% of the aggregate principal amount of the notes then outstanding, if the notes were prepaid on or after the third anniversary of the Issue Date or if the notes were not paid when due at maturity, in each case whether such payment was made before or after an event of default or an acceleration (including any acceleration as a result of an insolvency proceeding) of all or part of the notes. No prepayment premium shall be applicable in connection with any prepayment, repayment or refinancing that occurs prior to the first anniversary of the Issue Date.
At issuance, the Company identified embedded features in the Secured Notes and evaluated them for potential bifurcation in accordance with ASC 815-15. The identified embedded features were determined to be clearly and closely related to the debt host and not subject to bifurcation.
The present value of the Secured Notes’ cash flows at issuance were estimated to be $149.5 million, the discount was amortized to result in recognition of a level effective interest rate.
The Secured Notes Indenture contained affirmative and negative covenants consistent with those in the Exit Facility and the New Secured Convertible Notes Indenture (as defined below) that, among other things, limited the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The Secured Notes Indenture contained certain events of default, including, without limitation, nonpayment of principal, nonpayment of fees, interest or other obligations after three business days, violations of the covenants (subject, in the case of certain affirmative covenants, to certain grace periods), and bankruptcy events of the Company or any of its subsidiaries.
New Secured Convertible Notes Indenture; Interest Payment and Mandatory Conversion
The New Secured Convertible Notes (as defined below) were mandatorily converted as of July 10, 2024 and are no longer outstanding. On the Effective Date, under the terms of the Plan of Reorganization, the Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “New Secured Convertible Notes”) pursuant to a secured convertible notes indenture (the “New Secured Convertible Notes Indenture”) among (i) Core Scientific, Inc., as the issuer, (ii) the guarantors party thereto and (iii) Wilmington Trust, National Association, as trustee and as collateral agent for the New Secured Convertible Notes (in such capacity, the “Secured Convertible Notes Agent”). The New Secured Convertible Notes were issued to holders of the Company’s April convertible notes and August convertible notes.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturity date of the New Secured Convertible Notes was January 23, 2029. The New Secured Convertible Notes bore interest payable quarterly on March 15, June 15, September 15 and December 15, beginning on June 15, 2024, at the Company’s option, (i) in cash at a rate of 10.0% per annum, or (ii) in cash at a rate of 6.0% of per annum and in stock at a rate of 6.0% of per annum (the “Cash/PIK Interest”); provided that the payable-in-stock portion of the Cash/PIK Interest was payable in New Common Stock using a price equal to the volume weighted average price of the New Common Stock for the 20 consecutive trading day period immediately preceding the date that was three business days prior to the applicable interest payment date. The Company exercised its option to make the June 15, 2024 interest payment 6% in cash for approximately $6.0 million and 6% in stock and issued 881,610 shares of its New Common Stock to the holders of the New Secured Convertible Notes on that date for total interest expense of approximately $9.8 million. Prior to the mandatory conversion on July 10, 2024, $26.4 million of New Secured Convertible Notes including interest were voluntarily converted for 4.5 million shares of New Common Stock.
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
The New Secured Convertible Notes were secured by a valid and perfected third lien and security interest on substantially all assets of the Company and the guarantors thereof, and which liens were junior in priority to liens securing the Exit Facility and Secured Notes and were subject to the terms of the New Intercreditor Agreement. The New Secured Convertible Notes were guaranteed by all direct and indirect subsidiaries of the Company.
Upon the occurrence of a Fundamental Change (as such term is defined in the New Secured Convertible Notes Indenture), the holders of the New Secured Convertible Notes had the right to require the Company to purchase all or any portion of such holder’s New Secured Convertible Notes at the principal amount thereof plus accrued interest to the repurchase date. Holders could elect to convert the New Secured Convertible Notes into shares of New Common Stock at any time prior to maturity at an initial conversion rate of 171.48 shares of New Common Stock per $1,000 principal amount of New Secured Convertible Notes (equal to a conversion price of $5.8317 per share of New Common Stock), which the Company could deliver in cash, New Common Stock or a combination thereof. The conversion price was subject to anti-dilution adjustments upon (among other triggering events) the occurrence of certain dilutive transactions, including share dividends, splits, combinations and reclassification. The New Secured Convertible Notes also automatically converted into New Common Stock if the volume weighted average price for each day for any 20 consecutive trading days was greater than or equal to 133.6% of the as-adjusted conversion price of $7.79.
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
Convertible debt instruments not specifically addressed in other GAAP are accounted for in accordance with ASC 470-20. Under that guidance a substantial premium is presumed to attributable to the conversion feature. A conversion feature which is not bifurcated as a derivative is initially recognized in equity as additional paid-in capital. The New Secured Convertible Notes were estimated to have a present value of $293.2 million on issuance. $260.0 million was initially recognized as debt and $33.2 million was

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
initially recognized as additional paid-in capital. Under the relevant guidance, neither balance was subject to recognition of recurring remeasurements.
The New Secured Convertible Notes Indenture contained affirmative and negative covenants consistent with those in the Exit Facility and the Secured Notes Indenture that, among other things, limited the ability of the Company and, in certain cases, certain of the Company’s subsidiaries to incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; grant or permit certain liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with its affiliates. The New Secured Convertible Notes Indenture contained certain events of default, including, without limitation, nonpayment of principal, nonpayment of interest, fees or other obligations after three business days, and bankruptcy events of the Company or any of its subsidiaries.
7. CONTINGENT VALUE RIGHTS AND WARRANT LIABILITIES
Contingent Value Rights Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into the Contingent Value Rights Agreement and recorded the liabilities at fair value as of the Effective Date. Pursuant to the Contingent Value Rights Agreement, the Company issued 51,783,625 CVRs to holders of the Company’s April convertible notes and August convertible notes who received New Common Stock (in such capacity, the “Payees”) in an aggregate amount of 51,783,625 shares of New Common Stock (the “Corresponding New Common Stock”). The CVRs require the Company to make payments to each Payee, of:

•(i) at the first testing date, cash equal to such Payee’s pro rata share (the “Year 1 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 and (2) the fair market value of the Corresponding New Common Stock (the “First Anniversary Payment Amount”); provided that the Year 1 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 with respect to the first testing date; as of September 30, 2024, the fair market value of the Corresponding New Common Stock was in excess of $260,000,000.

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
value of the GUC Equity Distribution as implied by the volume weighted average of the closing price of the GUC Equity Distribution during the 60 trading days prior to the GUC CVR Testing Date.
On July 1, 2024, the GUC CVR obligations were extinguished pursuant to their terms when the VWAP of the Company’s New Common Stock on Nasdaq National Market System exceeded $5.02 for 20 trading days within the applicable 30 consecutive trading day period.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2024, 0.2 million and 0.2 million Tranche 1 Warrants were exercised, respectively, which resulted in cash receipts of $1.1 million and $1.5 million, respectively.
The Tranche 2 Warrants became exercisable as of the close of trading on July 11, 2024, when the daily volume weighted average trading price of the Company’s New Common Stock exceeded $8.72 per share for the 20th consecutive trading day pursuant to the Warrant Agreement. During the three and nine months ended September 30, 2024, 51.5 million Tranche 2 Warrants were exercised, which resulted in cash receipts of $0.4 million.
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
Recurring Fair Value Measurements
The CVRs, GUC CVRs and Warrants are recognized as derivative liabilities in accordance with ASC 815 and are initially and subsequently measured at fair value with changes in fair value reflected in Net loss. When these instruments were recognized on the Effective Date, observable market data was not available. As of September 30, 2024, observable Level 1 market data was available for the CVRs and Warrants.
The following presents the levels of the fair value hierarchy for the Company's derivatives measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	September 30, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3	Fair value
Contingent value rights liabilities:
Contingent value rights	$6,991	$—	$—	$6,991
Total contingent value rights liabilities	6,991	—	—	6,991
Warrants liability:
Warrants	1,017,299	—	—	1,017,299
Total warrants liability	1,017,299	—	—	1,017,299
Total liabilities measured at fair value on a recurring basis	$1,024,290	$—	$—	$1,024,290

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table summarizes the fair value of the energy forward purchase contract on the Company’s Condensed Consolidated Balance Sheets (in thousands):

		Fair Value (Level 2)
	Financial statement line item	September 30, 2024	December 31, 2023
Energy forward purchase contract	Accrued expenses and other current liabilities	$—	$2,262

The Company recorded the following losses related to the energy forward purchase contract on the Company’s Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial statement line item	2024	2023	2024	2023
Energy forward purchase contract	Change in fair value of energy derivatives	$—	$—	$(2,757)	$—
Nonrecurring fair value measurements
The Company’s non-financial assets, including property, plant and equipment, and intangible assets are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or the underlying asset is held for sale.
No non-financial assets were classified as Level 3 as of September 30, 2024 or December 31, 2023.
Fair value of financial instruments
The Company’s financial instruments, that are not subject to recurring fair value measurements, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, leases, notes payable and certain accrued expenses and other liabilities. Except for the Convertible Notes, the carrying amount of these financial instruments materially approximate their fair values. As of September 30, 2024, the fair value of the Convertible Notes using Level 1 active market price was $631.1 million.
9. COMMITMENTS AND CONTINGENCIES
Commitments
As of September 30, 2024, the Company had open commitments related to construction contracts of approximately $660.1 million, substantially all of which is reimbursable by the customer.
On July 5, 2024, the Company entered into a purchase agreement with Block, Inc. for the purchase of 3 nanometer Application Specific Integrated Circuits chips (“ASIC chips”) representing approximately 15 EH/s of hash rate. On July 12, 2024, the Company paid a $10.0 million deposit which will be applied evenly towards the ASIC chips. Payments are due in installments, starting six months prior to delivery. Delivery of the ASIC chips is expected to begin by the end of 2025.
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
On June 7, 2024, Plaintiff refiled its complaint asserting that the individual defendants violated the Securities Exchange Act by allegedly failing to disclose to investors that among other things the Company failed to disclose known trends or uncertainties that would have an impact on the Company’s financial performance. The Company’s motion to dismiss the refiled complaint is pending with the United States District Court in Austin, Texas.
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
As of September 30, 2024 and December 31, 2023, there were no other material loss contingency accruals for legal matters.
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

•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants and 81,927,898 Tranche 2 Warrants;
•51,783,625 CVRs; and
•GUC CVRs.
The 4,725,091 shares of New Common Stock held in reserve for disputed claims will be distributed in settlement of previously disputed claims which become allowed by the Court. On the one-year anniversary from the Effective Date, or at such earlier date as all disputed claims are considered resolved, any reserved shares not distributed in settlement of previously disputed claims which become allowed will be issued to holders of the common stock immediately prior to the Effective Date. As these shares will be issued and only the recipient is contingent, the Company accounts for these shares as outstanding in its Condensed Consolidated Balance Sheets and in the Basic and Diluted Weighted average shares outstanding in its Condensed Consolidated Statements of Operations. Shares estimated by the Company to be issued to disputed claims are included in the gain on satisfaction of the GUC claims reported in Reorganization items, net.
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
Incentive Plan
In accordance with the Plan of Reorganization, the Company adopted an equity-based management incentive plan on April 26, 2024 (the “Incentive Plan”). The Incentive Plan provides for the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance awards, dividend equivalent rights and other stock-based awards.
The Incentive Plan provides for grants of up to 40,000,000 shares of the Company’s Common Stock in respect of awards, subject to adjustment as provided in the Incentive Plan, and limits the aggregate compensation that may be paid to the Company’s non-employee directors in respect of any single fiscal year (including awards under the Incentive Plan) to a total of $800,000.
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

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2024 Vesting:
$3.14	147,691	147,691
$5.00	147,691	295,382
$8.00	147,692	443,074
$10.00	147,692	590,766
$12.00	147,692	738,458
$14.00	147,692	886,150
December 31, 2025 Vesting:
$3.14	147,691	147,691
$5.00	147,691	295,382
$8.00	147,692	443,074
$10.00	147,692	590,766
$12.00	147,692	738,458
$14.00	147,692	886,150
December 31, 2026 Vesting:
$3.14	147,691	147,691
$5.00	147,691	295,382
$8.00	147,692	443,074
$10.00	147,692	590,766
$12.00	147,692	738,458
$14.00	147,692	886,150
Stock-Based Compensation
During the nine months ended September 30, 2024, the Company did not grant any stock options, while 1.9 million stock options expired or were forfeited. Total unrecognized stock-based compensation expense related to unvested stock options was immaterial as of September 30, 2024.

A summary of RSU and MSU activity for the nine months ended September 30, 2024, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	38,358	$2.69	—	$—
Cancellation of common stock in connection with emergence	(38,358)	2.69	—	—
Issuance of new common stock in connection with emergence	3,836	26.93	—	—
Unvested - Effective Date	3,836	26.93	—	—
Granted	20,466	6.49	2,814	5.95
Vested	(1,817)	26.14	—	—
Forfeited	(2,238)	18.33	(155)	3.99
Unvested - September 30, 2024	20,247	$7.29	2,659	$6.06
As of September 30, 2024, the Company had approximately $125.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted average time period of 2.7 years, and an additional $11.4 million of unrecognized stock-based compensation expense related to MSUs for which some or all of the requisite service has been provided under the service conditions but had market conditions that had not yet been achieved. The unrecognized stock-based compensation expense related to MSUs is expected to be recognized over a weighted average time period of 2.3 years.
Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, is included in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,338	$1,503	$5,496	$3,607
Research and development	1,077	334	1,739	1,144
Sales and marketing	1,814	517	4,048	1,561
General and administrative	15,059	12,507	16,439	35,102
Stock-based compensation expense, net of amounts capitalized	20,288	14,861	27,722	41,414
Capitalized stock-based compensation[1]	235	—	235	—
Total stock-based compensation cost	$20,523	$14,861	$27,957	$41,414
1 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
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

The income tax expense and effective income tax rate for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Income tax expense	$134	$114	$484	$347
Effective income tax rate	—%	(0.3)%	—%	(0.7)%
For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.5 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 1.0%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (21.9)% and other items (0.2)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.3 million, respectively, of income tax expense. The Company's estimated annual effective income tax rate was (0.7)%, compared to the U.S. federal statutory rate of 21.0% due to a change in the valuation allowance 2.3%, state taxes (0.4)%, non-deductible transaction costs (22.8)% and other items (0.1)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
12. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Approximately 30.5 million shares of common stock issuable upon the exercise of the Tranche 2 Warrants are included in the number of outstanding shares used for the computation of basic net loss per share for the three and nine months ended September 30, 2024. Additionally, the basic EPS numerator includes an adjustment to eliminate the change in fair value effects that have been recorded in net income from the close of trading on July 11, 2024, the date the Tranche 2 Warrants became exercisable, through September 30, 2024. Since the shares are issuable for little or no consideration, sometimes referred to as “penny warrants”, they are considered outstanding in the computation of basic EPS, as discussed in ASC 260-10-45-13.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(455,259)	(41,146)	$(1,049,464)	$(50,794)
Add: Change in fair value of Tranche 2 Warrants	111,834	—	111,834	—
Basic and diluted net loss	$(343,425)	$(41,146)	$(937,630)	$(50,794)
Denominator:
Weighted average shares outstanding - basic	292,486	382,483	253,058	378,107
Weighted average shares outstanding - diluted	292,486	382,483	253,058	378,107

Net loss per share - basic	$(1.17)	$(0.11)	$(3.71)	$(0.13)
Net loss per share - diluted	$(1.17)	$(0.11)	$(3.71)	$(0.13)

Potentially dilutive securities include securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Potentially dilutive securities are as follows (in common stock equivalent shares, in thousands):

	Three and Nine Months Ended
	September 30, 2024	September 30, 2023
Stock options	369	22,025
Tranche 1 Warrants	98,079	—
Restricted stock units	20,247	38,646
Market condition restricted stock units	1,772	—
Warrants	—	14,892
Convertible Notes	41,825	69,998
SPAC Vesting Shares	—	1,725
Total potentially dilutive securities	162,292	147,286
13. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company now has three operating segments: “Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining; and “HPC Hosting”, consisting of providing hosting services to third parties for GPU-based HPC operations. The Company’s HPC operations met the criteria to be considered a new segment during the second quarter of 2024. The Digital Asset Self-Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature. The HPC Hosting business generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis.
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

The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$68,138	$83,056	$328,840	$278,164
Cost of digital asset self-mining	74,555	72,603	236,120	212,125
Digital Asset Self-Mining gross (loss) profit	$(6,417)	$10,453	$92,720	$66,039
Digital Asset Self-Mining gross margin	(9)%	13%	28%	24%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$16,878	$29,848	$71,050	$82,307
Cost of digital asset hosted mining services	11,914	24,882	49,388	64,187
Digital Asset Hosted Mining gross profit	$4,964	$4,966	$21,662	$18,120
Digital Asset Hosted Mining gross margin	29%	17%	30%	22%

HPC Hosting Segment
HPC hosting revenue	$10,338	$—	$15,857	$—
Cost of HPC hosting services	9,041	—	13,932	—
HPC Hosting gross profit	$1,297	$—	$1,925	$—
HPC Hosting gross margin	13%	—%	12%	—%

Consolidated
Consolidated total revenue	$95,354	$112,904	$415,747	$360,471
Consolidated cost of revenue	$95,510	$97,485	$299,440	$276,312
Consolidated gross (loss) profit	$(156)	$15,419	$116,307	$84,159
Consolidated gross margin	—%	14%	28%	23%
For the three months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of $27.4 million and $22.0 million, respectively, for the Digital Asset Self-Mining segment. For the three months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of $0.9 million and $1.9 million, respectively for the Digital Asset Hosted Mining segment. For the three months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of a nominal amount and nil, respectively for the HPC Hosting segment.
For the nine months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of $83.1 million and $60.8 million, respectively for the Digital Asset Self-Mining segment. For the nine months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of $3.2 million and $3.7 million, respectively, for the Digital Asset Hosted Mining segment. For the nine months ended September 30, 2024 and 2023, cost of revenue included depreciation expense of a nominal amount and nil, respectively, for the HPC Hosting segment.
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of September 30, 2024 and December 31, 2023, all of the Company’s fixed assets were located in the United States. For the three and nine months ended September 30, 2024 and 2023, all of the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2024, 71% and 79%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin, which is subject to extreme price volatility, from one customer. For the three and nine months ended September 30, 2023, 74% and 77%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer.

For the three and nine months ended September 30, 2024 and 2023, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and HPC Hosting segment revenue were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of HPC Hosting segment revenue:
Customer
G	100%	100%	N/A	N/A	N/A	N/A
F	N/A	N/A	73%	45%	N/A	N/A
H	N/A	N/A	19%	19%	N/A	N/A
I	N/A	N/A	N/A	12%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	N/A

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of HPC Hosting segment revenue:
Customer
G	100%	100%	N/A	N/A	N/A	N/A
F	N/A	N/A	59%	48%	N/A	N/A
H	N/A	N/A	23%	12%	N/A	N/A
E (related party)**	N/A	N/A	N/A	12%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	N/A

A reconciliation of the reportable segment gross (loss) profit to loss before income taxes included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reportable segment gross (loss) profit	$(156)	$15,419	$116,307	$84,159
Change in fair value of digital assets	(206)	—	(247)	—
Gain from sale of digital assets	—	363	—	2,358
Impairment of digital assets	—	(681)	—	(2,864)
Change in fair value of energy derivatives	—	—	(2,757)	—
Loss on disposal of property, plant and equipment	(509)	(340)	(4,061)	(514)
Operating expenses:
Research and development	2,841	2,253	6,814	5,308
Sales and marketing	3,151	1,041	7,099	3,133
General and administrative	34,356	23,511	74,742	69,671
Total operating expenses	40,348	26,805	88,655	78,112
Operating (loss) income	(41,219)	(12,044)	20,587	5,027
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	317	(374)	487	(21,135)
Interest expense, net	7,072	2,196	35,934	2,317
Reorganization items, net	—	28,256	(111,439)	78,270
Change in fair value of warrant and contingent value rights	408,520	—	1,144,441	—
Other non-operating (income) expense, net	(2,003)	(1,090)	144	(3,978)
Total non-operating expenses, net	413,906	28,988	1,069,567	55,474
Loss before income taxes	$(455,125)	$(41,032)	$(1,048,980)	$(50,447)
14. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company from time to time has entered into various transactions with related parties.
The Company had agreements to provide hosting services to various entities that are managed and invested in by individuals who were directors and executives of Core Scientific during fiscal 2023. For the three and nine months ended September 30, 2024, there were no related-party transactions. For the three and nine months ended September 30, 2023, the Company recognized hosting revenue of $2.8 million and $10.1 million, respectively, from contracts with related parties.
15. SUBSEQUENT EVENTS
On October 22, 2024, the Company announced the exercise by CoreWeave of its final option to contract for an additional 120 MW of infrastructure to host CoreWeave’s GPUs for its HPC operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying Notes to Unaudited Financial Statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024. This section generally discusses the results of operations for the three and nine months ended September 30, 2024 compared to September 30, 2023.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024,and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on August 7, 2024.
Overview
Core Scientific is a leader in digital infrastructure for bitcoin mining and high-performance computing. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and to provide hosting services for large bitcoin mining customers and we are in the process of allocating and converting a significant portion of our nine operational data centers in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1) and Texas (3), and our facility in development in Oklahoma to support artificial intelligence-related workloads under a series of contracts that entail the modification of certain of our data centers to deliver hosting services for high-performance computing (“HPC”). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services primarily for third-party mining customers. We had an average hourly operating power demand of approximately 607 megawatts (“MW”) for the nine months ended September 30, 2024. We had secured approximately 1,200 MW of contracted power capacity at our sites as of September 30, 2024. We also operate and manage one of the largest data center infrastructure asset bases among publicly listed North American miners with operational capacity of approximately 830 MW in support of our mining and HPC operations.
Our average self-mining fleet energy efficiency for the three months ended September 30, 2024 was 24.5 joules per terahash, compared to 24.7 joules per terahash for the three months ended June 30, 2024. Self-mining fleet energy efficiency is a measure of our fleet’s average actual energy efficiency over the period presented.
Beginning on March 6, 2024, we announced a series of new contractual agreements with a third-party provider of HPC operations for customers using specialized cloud-based graphics processing units (“GPUs”). These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions. We believe that using our existing infrastructure for HPC hosting operations will provide more consistent dollar-based revenue and represents substantially less risk than for our traditional hosted bitcoin mining or our bitcoin self-mining operations. As a result, we intend to focus our business development and marketing efforts on expanding our HPC hosting customer base. We expect that third-party hosting for traditional bitcoin mining customers will decline significantly as a portion of our revenue mix.
Our total revenue was $415.7 million and $360.5 million for the nine months ended September 30, 2024 and 2023, respectively. We generated operating income of $20.6 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred net loss of $1.05 billion and $50.8 million for the nine months ended September 30, 2024 and 2023, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $144.2 million and $112.9 million for the nine months ended September 30, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.

Recent Developments
CoreWeave HPC Hosting Agreements
On February 29, 2024, the Company entered into a long-term contract with CoreWeave, Inc. (“CoreWeave”) to deliver 16 MW of infrastructure at the Company’s Austin, Texas facility. Following the commencement of operations in the Austin, Texas facility, on June 3, 2024, the Company entered into a series of long-term contracts with CoreWeave to deliver approximately 200 MW of infrastructure to host CoreWeave’s HPC operations, which will require the Company to modify multiple existing sites. The site modifications commenced in the second half of fiscal 2024 and operational status is expected to begin in the first half of fiscal 2025. On June 25, 2024, the Company announced CoreWeave’s execution of an option to secure an additional 70 MW of infrastructure to host its HPC operations. Operational status for the additional 70 MW is expected in the second half of 2025. Further, on August 6, 2024, the Company announced that CoreWeave had executed an option to secure an additional 112 MW of infrastructure to host its HPC operations. On October 22, 2024, the Company announced that CoreWeave had exercised its final option for an additional 120 MW of infrastructure.

2029 Convertible Notes Offering
On August 19, 2024, the Company the Company completed a private offering (the “2029 Convertible Notes Offering”) of $460.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), which included the exercise in full of the initial purchasers’ option to purchase up to an additional $60.0 million aggregate principal amount of 2029 Convertible Notes. The net proceeds from the 2029 Convertible Notes Offering were approximately $447.6 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company used approximately $62.0 million of the net proceeds from the 2029 Convertible Notes Offering to repay in full the outstanding loans under the Exit Credit Agreement, of which $0.8 million was paid for interest. Additionally, the Company used approximately $154.1 million of the net proceeds from the 2029 Convertible Notes Offering to redeem all of the outstanding Secured Notes, of which $4.1 million was paid for interest. Further, On September 6, 2024, the Company paid $49.6 million to repay the BlockFi facility in full, of which $0.7 million was paid for interest. The Company intends to use the remaining net proceeds from the 2029 Convertible Notes Offering for general corporate purposes, including working capital, operating expenses, capital expenditures, acquisitions of complementary businesses or assets, or other repurchases of its securities. For more detailed information regarding the 2029 Convertible Notes Offering conversion, refer to Note 6 — Convertible and Other Notes Payable to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Halving
On April 19, 2024, the Bitcoin protocol executed its fourth planned halving, wherein the bitcoin rewards issued for each solved block declined from 6.25 bitcoin to 3.125 bitcoin, reducing the bitcoin received from bitcoin mining by 50% (excluding transaction fee rewards). As a result, revenue generated from bitcoin mining declined, adversely impacting gross profit.
Emergence from Bankruptcy
On January 15, 2024, the Company and certain of its affiliates filed with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) (the “Plan of Reorganization”). On January 16, 2024, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy. On January 24, 2024, the Company’s common shares began trading on the Nasdaq market under the ticker symbol CORZ.
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

Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure for bitcoin mining and hosting services, we believe that we are well positioned to serve customers in digital asset mining and an expanding market for HPC operations. We believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies. Further, as noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing HPC hosting services.
We focus primarily on mining and selling bitcoin for cash, enhancing efficiencies in our operations (reducing our cost to mine) and contracting our digital infrastructure for HPC hosting. Our digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
Our data centers house bitcoin mining computers and will increasingly house GPUs. These specialized facilities lever our specialized design and construction proficiency by employing high-density, low-cost engineering, power designs and modular construction. For bitcoin mining, our proprietary thermodynamic structural design manages heat and airflow to deliver best-in-class uptime and, ultimately, increased mining rewards to us and our customers. We are allocating a significant portion of our current and future data centers to support other forms of high-value compute, such as HPC hosting operations, in connection with our short-, medium- and long-term strategic plan.
Business Strategy
Our business strategy is to grow our revenue and profitability by maximizing the portion of our infrastructure portfolio contracted for HPC hosting, expanding that portfolio and increasing the efficiency of our self-mining fleet. We intend to strategically develop the infrastructure necessary to support business growth and profitability and pursue adjacent high-value compute opportunities that lever our data center expertise and capabilities. For example, in February 2024, we entered into a multi-year lease agreement for a data center in Austin, Texas, to provide hosting services for CoreWeave with up to 16 MW of data center infrastructure in support of its GPU cloud compute workloads. This facility became operational in the second fiscal quarter of 2024. Since June 3, 2024, the Company has entered into a series of long-term contracts with CoreWeave to deliver approximately 500 MW of infrastructure to host CoreWeave’s HPC operations.
These contracts represent a significant milestone in the HPC hosting portion of our strategy and tap into the rapidly growing hyperscale data center market. We believe the potential business opportunity for HPC hosting complements our current business model with expected stable, long-term revenue.
We believe we can successfully apply our experience developing and operating a large, multi-state portfolio of digital infrastructure for digital asset mining to the design, development and operation of large-scale data centers configured to optimize the performance of specialized computers for other specific, high-value applications such as cloud computing, machine learning and artificial intelligence. We intend to seek additional opportunities and to engage additional customers in the HPC Hosting segment to expand our business into these areas using our knowledge, expertise, existing and future infrastructure where favorable market opportunities exist.
Segments
We have three operating segments: “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining, and “HPC Hosting,” consisting of providing hosting services to third parties for GPU-based HPC hosting operations. Our Digital Asset Self-Mining operation segment generates revenue from operating our own digital infrastructure and mining computers as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. Our Digital Asset Hosted Mining operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. Our HPC Hosting operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. The Company’s HPC and cloud compute operations met the criteria to be considered a new segment during the second quarter of 2024.

Mining Equipment
We own and host specialized computers (“miners”) configured for the purpose of validating transactions on multiple digital asset network blockchains (referred to as, “mining”), predominantly the Bitcoin network. Substantially all of the miners we own and host were manufactured by Bitmain Technologies Limited (“Bitmain”) and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for bitcoin digital asset rewards.
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. As of December 31, 2023, we had two active purchase agreements with Bitmain. The first agreement was for the acquisition of Antminer S19J XP miners with a combined exahash of 4.1 or 28,400 miners. The second agreement was for the acquisition of Antminer S21 miners with a combined exahash of 2.5 or approximately 12,900 miners. As of September 30, 2024, the Company had received all of the miners and completed all 2024 payments due on miners ordered for deployment this year.
The tables below summarize the total number of self- and hosted miners in operation as of September 30, 2024 and December 31, 2023 (miners in thousands):

	Bitcoin Miners in Operation as of September 30, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	20.4	175.2
Hosted miners	3.0	22.4
Total mining equipment	23.4	197.6

	Bitcoin Miners in Operation as of December 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.9	158.0
Hosted miners	6.3	51.1
Total mining equipment	23.2	209.1

Summary of Digital Asset Activity
Activity related to our digital asset balances for the nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	September 30, 2024	September 30, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[2]	329,799	278,100
Mining proceeds from shared hosting	15,693	10,321
Proceeds from sales of digital assets	(347,397)	(287,769)
Change in fair value of digital assets	(247)	—
Gain from sale of digital assets	—	2,351
Impairment of digital assets	—	(2,864)
Payment of board fee	(89)	(304)
Other	(67)	—
Digital assets, end of period	$—	$559
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of September 30, 2024 and December 31, 2023, there was $0.7 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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

Key Factors Affecting Our Financial Performance
Market Price of Digital Assets
Our Digital Asset Self-Mining segment is heavily dependent on the spot price of bitcoin. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand.
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
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our HPC hosting business greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers.
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
Despite this trend, we believe we have continued to maintain a competitive hash rate capacity among both public and private bitcoin miners. However, remaining competitive in our evolving industry, both against new entrants into the market and existing competitors, will require the expansion of our existing miner fleet by purchasing new and available used miners, as well as innovating to develop and implement new technologies and mining solutions.
In HPC hosting, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts (“REITs”), developers of data centers, hyperscalers and bitcoin miners with capacity suitable for HPC hosting. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support HPC hosting. Additionally, the modification of some of our data centers to accommodate HPC hosting involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us into competition with many other organizations for those resources.
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

	September 30,
	2024	2023
Self-Mining Hash rate (Exahash per second)	20.4	15.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA (in millions)	$10.1	$27.8	$144.2	$112.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Costs per Bitcoin
Direct power cost per bitcoin self-mined	$33,946	$14,550	$22,099	$12,019
Operational costs per bitcoin self-mined[1]	8,405	3,487	4,742	2,422
Total cost to self-mine one bitcoin[2]	$42,351	$18,037	$26,841	$14,441

Cash-Based Hash Cost[3]
Direct power cost per terahash	$0.025	$0.033	$0.026	$0.032
Operational costs per terahash[1]	0.006	0.008	0.005	0.006
Total cash-based hash cost[3]	$0.031	$0.041	$0.031	$0.038

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
Our self-mining hash rate was 20.4 EH/s and 15.0 EH/s as of September 30, 2024 and 2023, respectively representing a 36% increase year over year.

Our combined self-mining and customer and related party hosting hash rate increased 5%, to 23.4 EH/s as of September 30, 2024, from 22.3 EH/s as of September 30, 2023.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income or (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) change in fair value of energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) HPC advisory startup costs or site conversion startup costs which are not reflective of the ongoing costs incurred after startup, (ix) bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income (loss) to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023[1]	2024	2023[1]
Adjusted EBITDA
Net loss	$(455,259)	$(41,146)	$(1,049,464)	$(50,794)
Adjustments:
Interest expense, net	7,072	2,196	35,934	2,317
Income tax expense	134	114	484	347
Depreciation and amortization	28,691	24,233	87,164	64,800
Stock-based compensation expense	20,288	14,861	27,722	41,414
Unrealized fair value adjustment on energy derivatives	—	—	(2,262)	—
Loss on disposal of property, plant and equipment	509	340	4,061	514
HPC advisory startup costs	—	—	4,611	—
Bankruptcy advisory costs	1,863	—	2,160	—
Loss (gain) on debt extinguishment	317	(374)	487	(21,135)
Reorganization items, net	—	28,256	(111,439)	78,270
Change in fair value of warrant and contingent value rights	408,520	—	1,144,441	—
Other non-operating expenses (income), net	(2,003)	(1,090)	144	(3,978)
Other	—	368	121	1,105
Adjusted EBITDA	$10,132	$27,758	$144,164	$112,860
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
•HPC hosting revenue. HPC hosting revenue is generated by licensing data center space and related services to licensees at our Austin, Texas data center. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of HPC hosting services relate to our Austin, Texas data center, and primarily consists of lease expense, power, payroll and benefits expense and stock-based compensation expense.
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
Loss on disposal of property, plant and equipment
Loss on disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.

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
•General and administrative. General and administrative expenses include compensation and benefits expenses for employees who are not part of the research and development and sales and marketing organization and other personnel-related expenses. Also included are stock-based compensation, rent, HPC advisory and site startup costs, bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. HPC advisory startup costs were specifically incurred preparing for and entering into the HPC hosting business on activities and services that are not expected to be utilized within future ongoing operations of the HPC hosting business.
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

Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated.

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$68,138	$83,056	$(14,918)	(18)%
Digital asset hosted mining revenue from customers	16,878	27,020	(10,142)	(38)%
Digital asset hosted mining revenue from related parties	—	2,828	(2,828)	NM
HPC hosting revenue	10,338	—	10,338	NM
Total revenue	95,354	112,904	(17,550)	(16)%
Cost of revenue:
Cost of digital asset self-mining	74,555	72,603	1,952	3%
Cost of digital asset hosted mining services	11,914	24,882	(12,968)	(52)%
Cost of HPC hosting services	9,041	—	9,041	NM
Total cost of revenue	95,510	97,485	(1,975)	(2)%
Gross (loss) profit	(156)	15,419	(15,575)	(101)%
Change in fair value of digital assets	(206)	—	(206)	NM
Gain from sale of digital assets	—	363	(363)	NM
Impairment of digital assets	—	(681)	681	NM
Change in fair value of energy derivatives	—	—	—	NM
Loss on disposal of property, plant and equipment	(509)	(340)	(169)	50%
Operating expenses:
Research and development	2,841	2,253	588	26%
Sales and marketing	3,151	1,041	2,110	NM
General and administrative	34,356	23,511	10,845	46%
Total operating expenses	40,348	26,805	13,543	51%
Operating loss	(41,219)	(12,044)	(29,175)	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	317	(374)	691	NM
Interest expense, net	7,072	2,196	4,876	NM
Reorganization items, net	—	28,256	(28,256)	NM
Change in fair value of warrant and contingent value rights	408,520	—	408,520	NM
Other non-operating income, net	(2,003)	(1,090)	(913)	84%
Total non-operating expenses, net	413,906	28,988	384,918	NM
Loss before income taxes	(455,125)	(41,032)	(414,093)	NM
Income tax expense	134	114	20	18%
Net loss	$(455,259)	$(41,146)	$(414,113)	NM

NM - Not Meaningful

Revenue

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$68,138	$83,056	$(14,918)	(18)%
Digital asset hosted mining revenue from customers	16,878	27,020	(10,142)	(38)%
Digital asset hosted mining revenue from related parties	—	2,828	(2,828)	NM
HPC hosting revenue	10,338	—	10,338	NM
Total revenue	$95,354	$112,904	$(17,550)	(16)%
Percentage of total revenue:
Digital asset self-mining revenue	71%	73%
Digital asset hosted mining revenue from customers	18%	24%
Digital asset hosted mining revenue from related parties	—%	3%
HPC hosting revenue	11%	—%
Total revenue	100%	100%
Total revenue decreased by $17.6 million or 16%, to $95.4 million for the three months ended September 30, 2024, from $112.9 million for the three months ended September 30, 2023, as a result of the factors described below.
Digital asset self-mining revenue decreased by $14.9 million or 18%, to $68.1 million for the three months ended September 30, 2024, from $83.1 million for the three months ended September 30, 2023. The decrease in mining revenue was driven primarily by a 62% decrease in bitcoin mined. The decrease in mining revenue was partially offset by an increase in the price of bitcoin and an increase in our self-mining hash rate, which was due to an approximate increase of 31,000 mining units deployed. Our self-mining hash rate increased by 36%, to 20.4 EH/s for the three months ended September 30, 2024, from 15.0 EH/s for the same period in the prior year. The total number of bitcoins self-mined for the three months ended September 30, 2024, was 1,115 compared to 2,953 for the same period in the prior year. Although our self-mining hash rate increased 36%, the April 2024 halving and a 61% increase in network hash rate lead to a 62% decrease in bitcoin received from self-mining. The average price of bitcoin for the three months ended September 30, 2024, was $61,002 as compared to $28,091 for the same period in the prior year, a 117% increase.
Total digital asset hosted mining revenue from customers decreased by $10.1 million or 38%, to $16.9 million for the three months ended September 30, 2024, from $27.0 million for the three months ended September 30, 2023. The decrease in digital asset hosted mining revenue from customers was primarily driven by the termination of contracts with several customers since September 30, 2023, due primarily to the reallocation of a majority of our data centers from digital asset mining to HPC hosting.
Total digital asset hosted mining revenue from related parties was nil for the three months ended September 30, 2024, compared to $2.8 million for the three months ended September 30, 2023. There were no related-party transactions during the three months ended September 30, 2024.
Total HPC hosting revenue was $10.3 million for the three months ended September 30, 2024, compared to nil for the same period in the prior year due to the initiation of HPC hosting operations for CoreWeave at our Austin, Texas data center during the quarter ended June 30, 2024.
Cost of revenue

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$95,510	$97,485	$(1,975)	(2)%
Gross (loss) profit	(156)	15,419	(15,575)	(101)%
Gross margin	—%	14%

Cost of revenue decreased by $2.0 million or 2%, to $95.5 million for the three months ended September 30, 2024, from $97.5 million for the three months ended September 30, 2023. The decrease in cost of revenue was primarily attributable to a $11.6 million decrease in power costs and a $1.9 million decrease in facility operations expense, partially offset by increased HPC hosting costs, primarily lease, power, payroll and benefits and stock-based compensation, of $7.4 million incurred during the current quarter with no comparable activity for the same period in fiscal 2023, increased depreciation expense of $4.4 million driven by the increase in the number of miners in service, and a $0.8 million increase in stock-based compensation expense.
Change in fair value of digital assets

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of digital assets	$(206)	$—	$(206)	NM
Percentage of total revenue	—%	—%
Change in fair value of digital assets was $0.2 million for the three months ended September 30, 2024, and reflects the Company’s adoption of ASU 2023-08 effective January 1, 2024.
Gain from sale of digital assets

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain from sale of digital assets	$—	$363	$(363)	NM
Percentage of total revenue	—%	0%
Gain from sale of digital assets was nil for the three months ended September 30, 2024, compared to a gain of $0.4 million for the three months ended September 30, 2023. There are no gains from sale of digital assets recorded in fiscal 2024 due to the Company’s adoption of ASU 2023-08 effective January 1, 2024. For the three months ended September 30, 2023, the carrying value of our digital assets sold was $88.5 million and the sales price was $88.1 million.
Impairment of digital assets

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$—	$(681)	$681	NM
Percentage of total revenue	—%	(1)%
Impairment of digital assets was nil for the three months ended September 30, 2024, compared to $0.7 million for the three months ended September 30, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil as of September 30, 2024 and $0.6 million as of September 30, 2023.

Loss on disposal of property, plant and equipment

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Loss on disposal of property, plant and equipment	$(509)	$(340)	$(169)	50%
Percentage of total revenue	(1)%	—%
Loss on disposal of property, plant and equipment increased by $0.2 million to a loss of $0.5 million for the three months ended September 30, 2024, from a loss of $0.3 million for the three months ended September 30, 2023. This loss was due to the disposal of mining equipment.
Operating Expenses

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Operating expenses:	(in thousands, except percentages)
Research and development	$2,841	$2,253	$588	26%
Sales and marketing	3,151	1,041	2,110	NM
General and administrative	34,356	23,511	10,845	46%
Total operating expenses	$40,348	$26,805	$13,543	51%
Percentage of total revenue	42%	24%
Total operating expenses increased $13.5 million or 51%, to $40.3 million for the three months ended September 30, 2024, from $26.8 million for the three months ended September 30, 2023.
Research and development expenses increased $0.6 million or 26%, to $2.8 million for the three months ended September 30, 2024, from $2.3 million for the three months ended September 30, 2023. The increase was driven by a $0.7 million increase in stock-based compensation expense and a $0.1 million increase in payroll and benefits expense primarily driven by higher salaries, partially offset by a $0.3 million decrease in software costs.
Sales and marketing expenses increased $2.1 million to $3.2 million for the three months ended September 30, 2024, from $1.0 million for the three months ended September 30, 2023. The increase was driven primarily by a $1.3 million increase in stock-based compensation expense and a $0.7 million increase in sales and marketing event expenses.
General and administrative expenses increased $10.8 million to $34.4 million for the three months ended September 30, 2024, from $23.5 million for the three months ended September 30, 2023. The increase was primarily driven by a $3.7 million increase in HPC site startup costs incurred during the current quarter with no comparable activity for the same period in fiscal 2023, a $2.1 million increase in bankruptcy advisory costs, a $4.1 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries, a $1.0 million increase in corporate taxes, a $0.6 million increase in software costs, and $0.5 million higher stock-based compensation expense.

Non-operating expenses, net

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Non-operating expenses (income), net:	(in thousands, except percentages)
Loss (gain) on debt extinguishment	$317	$(374)	$691	NM
Interest expense, net	7,072	2,196	4,876	NM
Reorganization items, net	—	28,256	(28,256)	NM
Change in fair value of warrant and contingent value rights	408,520	—	408,520	NM
Other non-operating income, net	(2,003)	(1,090)	(913)	84%
Total non-operating expenses, net	$413,906	$28,988	$384,918	NM
Total non-operating expenses, net increased by $384.9 million, to total non-operating expense, net of $413.9 million for the three months ended September 30, 2024, from total non-operating expenses, net of $29.0 million for the three months ended September 30, 2023. The increase in total non-operating expenses, net was primarily driven by:
•the Company’s entry into a warrant agreement and Convertible Value Rights Agreement pursuant to the Plan of Reorganization. During the three months ended September 30, 2024, we incurred a $408.5 million Change in fair value of warrant and contingent value rights was due to the increase in the price of the underlying instruments driven by the increase in the Company’s stock price to $11.86 per share as of September 30, 2024, from $9.30 per share as of June 30, 2024. The increase in stock price resulted in a $414.5 million increase in the fair value of the warrant liabilities during the three months ended September 30, 2024, partially offset by a $6.0 million decrease in fair value of contingent value rights, and;
•a $4.9 million increase in Interest expense, net resulting from the Bankruptcy Court ordered stay on payment of pre-petition obligations, including interest during the same period in 2023; partially offset by,
•$28.3 million in Reorganization items, net for the three months ended September 30, 2023, with no comparable activity for the same period in fiscal 2024 due the Company’s emergence from bankruptcy during the first quarter 2024.
Income tax expense

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$134	$114	$20	18%
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the three months ended September 30, 2024, our income tax expense was $0.1 million. For the three months ended September 30, 2023, our income tax expense was $0.1 million. The Company's effective tax rate for the three months ended September 30, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross (loss) profit by reportable segment for the periods presented:

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$68,138	$83,056	$(14,918)	(18)%
Cost of digital asset self-mining	74,555	72,603	1,952	3%
Digital Asset Self-Mining gross (loss) profit	$(6,417)	$10,453	$(16,870)	NM
Digital Asset Self-Mining gross margin	(9)%	13%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$16,878	$29,848	$(12,970)	(43)%
Cost of digital asset hosted mining services	11,914	24,882	(12,968)	(52)%
Digital Asset Hosted Mining gross profit	$4,964	$4,966	$(2)	—%
Digital Asset Hosted Mining gross margin	29%	17%

HPC Hosting Segment
HPC hosting revenue	$10,338	$—	$10,338	NM
Cost of HPC hosting services	9,041	—	9,041	NM
HPC Hosting gross profit	$1,297	$—	$1,297	NM
HPC Hosting gross margin	13%	—%

Consolidated
Consolidated total revenue	$95,354	$112,904	$(17,550)	(16)%
Consolidated cost of revenue	95,510	97,485	(1,975)	(2)%
Consolidated gross (loss) profit	$(156)	$15,419	$(15,575)	(101)%
Consolidated gross margin	—%	14%
For the three months ended September 30, 2024, cost of revenue included depreciation expense of $27.4 million for the Digital Asset Self-Mining segment, $0.9 million for the Digital Asset Hosted Mining segment, and a nominal amount for the HPC Hosting segment. For the three months ended September 30, 2023, cost of revenue included depreciation expense of $22.0 million for the Digital Asset Self-Mining segment, $1.9 million for the Digital Asset Hosted Mining segment, and nil for the HPC Hosting segment.
For the three months ended September 30, 2024 and 2023, the top three hosting customers accounted for approximately 97% and 76%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
For the three months ended September 30, 2024, gross profit in the Digital Asset Self-Mining segment decreased by $16.9 million, resulting in a gross loss of $6.4 million compared to gross profit of $10.5 million for the three months ended September 30, 2023. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to a 18% decrease in mining revenue driven by a 62% decrease in bitcoin mined due to the April 2024 halving and higher network difficulty, partially offset by a 117% increase in the price of bitcoin and an increase in our self-mining hash rate and an approximate increase of 31,000 mining units deployed. An increase in depreciation expense, driven primarily by the increase in miners placed in service, further contributed to the decrease in the Digital Asset Self-Mining segment gross profit. Our self-mining hash rate was 20.4 EH/s for the three months ended September 30, 2024, compared to 15.0 EH/s for the three months ended September 30, 2023, by an increase of 36%.
For the three months ended September 30, 2024, gross profit in the Digital Asset Hosted Mining segment decreased nominally compared to the three months ended September 30, 2023. Digital Asset Hosted Mining segment gross margin for the three months ended September 30, 2024 was 29%, compared to a gross margin of 17% for the three months ended September 30, 2023. The increase in Digital Asset Hosted Mining segment gross margin for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was primarily due to lower Digital asset hosted mining revenue driven by the termination of contracts with several customers since September 30, 2023, due primarily to our shift to HPC hosting, offset by lower power costs from lower rates and a reduced allocation of power to hosted customers.
For the three months ended September 30, 2024, gross profit in the HPC Hosting segment was $1.3 million compared to nil for the three months ended September 30, 2023, due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024.
A reconciliation of the reportable segment gross (loss) profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross (loss) profit	$(156)	$15,419	$(15,575)	(101)%
Change in fair value of digital assets	(206)	—	(206)	NM
Gain from sale of digital assets	—	363	(363)	NM
Impairment of digital assets	—	(681)	681	NM
Loss on disposal of property, plant and equipment	(509)	(340)	(169)	50%
Operating expenses:
Research and development	2,841	2,253	588	26%
Sales and marketing	3,151	1,041	2,110	NM
General and administrative	34,356	23,511	10,845	46%
Total operating expenses	40,348	26,805	13,543	51%
Operating loss	(41,219)	(12,044)	(29,175)	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	317	(374)	691	NM
Interest expense, net	7,072	2,196	4,876	NM
Reorganization items, net	—	28,256	(28,256)	NM
Change in fair value of warrant and contingent value rights	408,520	—	408,520	NM
Other non-operating income, net	(2,003)	(1,090)	(913)	84%
Total non-operating expenses, net	413,906	28,988	384,918	NM
Loss before income taxes	$(455,125)	$(41,032)	$(414,093)	NM

Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated.

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$328,840	$278,164	$50,676	18%
Digital asset hosted mining revenue from customers	71,050	72,245	(1,195)	(2)%
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)	NM
HPC hosting revenue	15,857	—	15,857	NM
Total revenue	415,747	360,471	55,276	15%
Cost of revenue:
Cost of digital asset self-mining	236,120	212,125	23,995	11%
Cost of digital asset hosted mining services	49,388	64,187	(14,799)	(23)%
Cost of HPC hosting services	13,932	—	13,932	NM
Total cost of revenue	299,440	276,312	23,128	8%
Gross profit	116,307	84,159	32,148	38%
Change in fair value of digital assets	(247)	—	(247)	NM
Gain from sale of digital assets	—	2,358	(2,358)	NM
Impairment of digital assets	—	(2,864)	2,864	NM
Change in fair value of energy derivatives	(2,757)	—	(2,757)	NM
Loss on disposal of property, plant and equipment	(4,061)	(514)	(3,547)	NM
Operating expenses:
Research and development	6,814	5,308	1,506	28%
Sales and marketing	7,099	3,133	3,966	NM
General and administrative	74,742	69,671	5,071	7%
Total operating expenses	88,655	78,112	10,543	13%
Operating income	20,587	5,027	15,560	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	487	(21,135)	21,622	NM
Interest expense, net	35,934	2,317	33,617	NM
Reorganization items, net	(111,439)	78,270	(189,709)	NM
Change in fair value of warrant and contingent value rights	1,144,441	—	1,144,441	NM
Other non-operating (income) expense, net	144	(3,978)	4,122	NM
Total non-operating expenses, net	1,069,567	55,474	1,014,093	NM
Loss before income taxes	(1,048,980)	(50,447)	(998,533)	NM
Income tax expense	484	347	137	39%
Net loss	$(1,049,464)	$(50,794)	$(998,670)	NM

NM - Not Meaningful

Revenue

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Revenue:	(in thousands, except percentages)
Digital asset self-mining revenue	$328,840	$278,164	$50,676	18%
Digital asset hosted mining revenue from customers	71,050	72,245	(1,195)	(2)%
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)	NM
HPC hosting revenue	15,857	—	15,857	NM
Total revenue	$415,747	$360,471	$55,276	15%
Percentage of total revenue:
Digital asset self-mining revenue	79%	77%
Digital asset hosted mining revenue from customers	17%	20%
Digital asset hosted mining revenue from related parties	—%	3%
HPC hosting revenue	4%	—%
Total revenue	100%	100%
Total revenue increased by $55.3 million or 15%, to $415.7 million for the nine months ended September 30, 2024, from $360.5 million for the nine months ended September 30, 2023, as a result of the factors described below.
Digital asset self-mining revenue increased by $50.7 million or 18%, to $328.8 million for the nine months ended September 30, 2024, from $278.2 million for the nine months ended September 30, 2023. The year over year increase in mining revenue was driven primarily by an increase in the price of bitcoin and an increase in our self-mining hash rate fleet mix and efficiency, and an approximate increase of 31,000 mining units deployed. The increase in mining revenue was partially offset by a 48% decrease in bitcoin mined. Our self-mining hash rate increased by 36%, to 20.4 EH/s for the nine months ended September 30, 2024, from 15.0 EH/s for the same period in the prior year. The total number of bitcoins self-mined for the nine months ended September 30, 2024, was 5,621 compared to 10,721. Although our self-mining hash rate increased 36%, the April 2024 halving and the nine month average network hash rate increased approximately 71%, leading to a 48% decrease in bitcoin received from self-mining. The average price of bitcoin for the nine months ended September 30, 2024, was $60,031 as compared to $26,353 for the same period in the prior year, a 128% increase.
Total digital asset hosted mining revenue from customers decreased by $1.2 million or 2%, to $71.1 million for the nine months ended September 30, 2024, from $72.2 million for the nine months ended September 30, 2023. The decrease in hosted mining revenue from customers was primarily driven by the termination of contracts with several customers since September 30, 2023, due primarily to the reallocation of a majority of our data centers from digital asset mining to HPC hosting.
Total digital asset hosted mining revenue from related parties was nil for the nine months ended September 30, 2024, compared to $10.1 million for the nine months ended September 30, 2023. There were no related-party transactions during the nine months ended September 30, 2024.
Total HPC hosting revenue was $15.9 million for the nine months ended September 30, 2024, compared to nil for the same period in the prior year due to the initiation of HPC hosting operations for CoreWeave at our Austin, Texas data center during the quarter ended June 30, 2024.

Cost of revenue

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cost of revenue	$299,440	$276,312	$23,128	8%
Gross profit	116,307	84,159	32,148	38%
Gross margin	28%	23%
Cost of revenue increased by $23.1 million or 8%, to $299.4 million for the nine months ended September 30, 2024, from $276.3 million for the nine months ended September 30, 2023. As a percentage of total revenue, cost of revenue totaled 72% and 77% for the nine months ended September 30, 2024 and 2023, respectively. The increase in cost of revenue was primarily attributable to increased depreciation expense of $21.9 million driven by the increase in the number of miners in service, HPC hosting costs, primarily rent, power, payroll and benefits and stock-based compensation of $12.2 million incurred during the current fiscal year with no comparable activity for the same period in fiscal 2023, increased proceeds sharing costs of $3.5 million associated with the increase in average bitcoin price over prior year, a $2.3 million increase in payroll and benefits primarily driven by increased bonuses and higher salaries, and a $1.9 million increase in stock-based compensation expense, partially offset by a $14.3 million decrease in power costs and $2.6 million lower facility operations expense.
Change in fair value of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of digital assets	$(247)	$—	$(247)	NM
Percentage of total revenue	—%	—%
Change in fair value of digital currency assets was $0.2 million for the nine months ended September 30, 2024, and reflects the Company’s adoption of ASU 2023-08 effective January 1, 2024.
Gain from sale of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Gain from sale of digital assets	$—	$2,358	$(2,358)	NM
Percentage of total revenue	—%	1%
Gain from sale of digital assets was nil for the nine months ended September 30, 2024, compared to a gain of $2.4 million for the nine months ended September 30, 2023. There are no gains from sale of digital assets recorded in fiscal 2024 due to the Company’s adoption of ASU 2023-08 effective January 1, 2024. For the nine months ended September 30, 2023, the carrying value of our digital assets sold was $285.4 million and the sales price was $287.8 million.

Impairment of digital assets

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Impairment of digital assets	$—	$(2,864)	$2,864	NM
Percentage of total revenue	—%	(1)%
Impairment of digital assets was nil for the nine months ended September 30, 2024, compared to $2.9 million for the nine months ended September 30, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to nil as of September 30, 2024, and $0.6 million as of September 30, 2023.
Change in fair value of energy derivatives

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Change in fair value of energy derivatives	$(2,757)	$—	$(2,757)	NM
Percentage of total revenue	(1)%	—%
Change in fair value of energy derivatives, which is related to the change in fair value of the derivative liability of the energy forward purchase contract entered into in October 2023, was $2.8 million for the nine months ended September 30, 2024.
Loss on disposal of property, plant and equipment

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Loss on disposal of property, plant and equipment	$(4,061)	$(514)	$(3,547)	NM
Percentage of total revenue	(1)%	—%
Loss on disposal of property, plant and equipment increased by $3.5 million to $4.1 million for the nine months ended September 30, 2024, from $0.5 million for the nine months ended September 30, 2023. This loss was due to the disposal of mining equipment.

Operating Expenses

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Operating expenses:	(in thousands, except percentages)
Research and development	$6,814	$5,308	$1,506	28%
Sales and marketing	7,099	3,133	3,966	NM
General and administrative	74,742	69,671	5,071	7%
Total operating expenses	$88,655	$78,112	$10,543	13%
Percentage of total revenue	21%	22%
Total operating expenses increased $10.5 million or 13%, to $88.7 million for the nine months ended September 30, 2024, from $78.1 million for the nine months ended September 30, 2023.
Research and development expenses increased by $1.5 million or 28%, to $6.8 million for the nine months ended September 30, 2024, from $5.3 million for the nine months ended September 30, 2023. The increase was driven by a $1.0 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries and a $0.6 million increase in stock-based compensation expense.
Sales and marketing expenses increased by $4.0 million to $7.1 million for the nine months ended September 30, 2024, from $3.1 million for the nine months ended September 30, 2023. The increase was driven primarily by a $2.5 million increase in stock-based compensation expense and a $1.0 million increase in sales and marketing event expenses.
General and administrative expenses increased by $5.1 million or 7%, to $74.7 million for the nine months ended September 30, 2024, from $69.7 million for the nine months ended September 30, 2023. The increase was primarily driven by a $14.2 million increase in payroll and benefits expense primarily driven by increased bonuses and higher salaries, $4.6 million of HPC advisory startup costs and $3.7 million site startup costs incurred during the current period with no comparable activity for the same period in fiscal 2023, a $2.2 million increase in bankruptcy advisor fees, and a $1.8 million increase in corporate taxes, primarily property taxes, partially offset by $20.7 million lower stock-based compensation due to cancellation and forfeitures of equity-based awards during the nine months ended September 30, 2024, and no new equity awards granted during fiscal 2023.
Non-operating (income) expenses, net

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Non-operating (income) expenses, net:	(in thousands, except percentages)
Loss (gain) on debt extinguishment	$487	$(21,135)	$21,622	NM
Interest expense, net	35,934	2,317	33,617	NM
Reorganization items, net	(111,439)	78,270	(189,709)	NM
Change in fair value of warrant and contingent value rights	1,144,441	—	1,144,441	NM
Other non-operating expense (income), net	144	(3,978)	4,122	NM
Total non-operating expenses, net	$1,069,567	$55,474	$1,014,093	NM
Total non-operating expenses, net increased by $1.01 billion, to $1.07 billion for the nine months ended September 30, 2024, from total non-operating expenses, net of $55.5 million for the nine months ended September 30, 2023. The increase in total non-operating expenses, net was primarily driven by:
•the Company’s entry into a warrant agreement and Convertible Value Rights Agreement pursuant to the Plan of Reorganization. During the nine months ended September 30, 2024, we incurred a $1.14 billion Change in fair value of warrant and contingent value rights was due to the increase in the price of the underlying instruments driven by the increase in the Company’s stock price to $11.86 per share as of September 30, 2024, from $3.44 per share as of the Effective Date.

The increase in stock price resulted in a $1.22 billion increase in the fair value of the warrant liabilities during the nine months ended September 30, 2024, partially offset by a $79.3 million decrease in fair value of contingent value rights;
•a $33.6 million increase in Interest expense, net resulting from the Bankruptcy Court ordered stay on payment of pre-petition obligations, including interest during the same period in fiscal 2023, and;
•a $21.1 million Gain on extinguishment of debt recognized during the same period in the prior year, partially offset by
•a $189.7 million decrease in Reorganization items, net related to a $143.8 million gain associated with the satisfaction of allowed claims, a $41.5 million decrease in profession fees and other bankruptcy costs, an $15.0 million decrease in debtor-in-possession financing costs, partially offset by a $12.8 million increase in reimbursed claimant professional fees.
Income tax expense

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Income tax expense	$484	$347	$137	39%
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the nine months ended September 30, 2024 and 2023, our income tax expense was $0.5 million and $0.3 million, respectively. The Company's effective tax rate for the nine months ended September 30, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented:

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$328,840	$278,164	$50,676	18%
Cost of digital asset self-mining	236,120	212,125	23,995	11%
Digital Asset Self-Mining gross profit	$92,720	$66,039	$26,681	40%
Digital Asset Self-Mining gross margin	28%	24%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$71,050	$82,307	$(11,257)	(14)%
Cost of digital asset hosted mining services	49,388	64,187	(14,799)	(23)%
Digital Asset Hosted Mining gross profit	$21,662	$18,120	$3,542	20%
Digital Asset Hosted Mining gross margin	30%	22%

HPC Hosting Segment
HPC hosting revenue	$15,857	$—	$15,857	NM
Cost of HPC hosting services	13,932	—	13,932	NM
HPC Hosting gross profit	$1,925	$—	$1,925	NM
HPC Hosting gross margin	12%	—%

Consolidated
Consolidated total revenue	$415,747	$360,471	$55,276	15%
Consolidated cost of revenue	299,440	276,312	23,128	8%
Consolidated gross profit	$116,307	$84,159	$32,148	38%
Consolidated gross margin	28%	23%
For the nine months ended September 30, 2024, cost of revenue included depreciation expense of $83.1 million for the Digital Asset Self-Mining segment, $3.2 million for the Digital Asset Hosted Mining segment, and a nominal amount for the HPC Hosting segment. For the nine months ended September 30, 2023, cost of revenue included depreciation expense $60.8 million for the Digital Asset Self-Mining segment, $3.7 million for the Digital Asset Hosted Mining segment, and nil for the HPC Hosting segment.
For the nine months ended September 30, 2024 and 2023, the top three hosting customers accounted for approximately 89% and 73%, respectively, of the Digital Asset Hosting’s segment total revenue.
For the nine months ended September 30, 2024, gross profit in the Digital Asset Self-Mining segment increased by $26.7 million compared to the nine months ended September 30, 2023, due to a higher Digital Asset Self-Mining segment gross margin of 28% for the nine months ended September 30, 2024, compared to 24% for the nine months ended September 30, 2023. The increase in the Digital Asset Self-Mining segment gross profit was primarily due to a 18% increase in self-mining revenue driven by a 128% increase in the price of bitcoin, an increase in our self-mining hash rate, fleet mix and efficiency, and an increase in the number of mining units deployed, partially offset by the 48% decrease in bitcoin mined. The increase in the Digital Asset Self-Mining segment gross profit was partially offset by an increase in depreciation expense as a percentage of segment revenues, which was driven primarily by an approximate increase of 31,000 miners placed in service. Our self-mining hash rate was 20.4 EH/s for the nine months ended September 30, 2024, compared to 15.0 EH/s for the nine months ended September 30, 2023, an increase of 36%.
For the nine months ended September 30, 2024, gross profit in the Digital Asset Hosted Mining segment increased by $3.5 million compared to the nine months ended September 30, 2023, reflecting a Digital Asset Hosted Mining segment gross margin of

30% for the nine months ended September 30, 2024, compared to a gross margin of 22% for the nine months ended September 30, 2023. The increase in Digital Asset Hosted Mining segment gross margin for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 was primarily due to lower Cost of digital asset hosted mining services primarily driven by lower power costs from lower rates and usage, partially offset by decreased digital asset hosted mining revenue from related parties as there were no related party transactions during fiscal 2024 and by the termination of contracts with several customers since September 30, 2023, due primarily to our shift to HPC hosting.
For the nine months ended September 30, 2024, gross profit in the HPC Hosting segment was $1.9 million compared to nil for the nine months ended September 30, 2023, due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024.
A reconciliation of the reportable segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023, is as follows:

	Nine Months Ended September 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Reportable segment gross profit	$116,307	$84,159	$32,148	38%
Change in fair value of digital assets	(247)	—	(247)	NM
Gain from sale of digital assets	—	2,358	(2,358)	NM
Impairment of digital assets	—	(2,864)	2,864	NM
Change in fair value of energy derivatives	(2,757)	—	(2,757)	NM
Loss on exchange or disposal of property, plant and equipment	(4,061)	(514)	(3,547)	NM
Operating expenses:
Research and development	6,814	5,308	1,506	28%
Sales and marketing	7,099	3,133	3,966	NM
General and administrative	74,742	69,671	5,071	7%
Total operating expenses	88,655	78,112	10,543	13%
Operating income	20,587	5,027	15,560	NM
Non-operating (income) expenses, net:
Loss (gain) on debt extinguishment	487	(21,135)	21,622	NM
Interest expense, net	35,934	2,317	33,617	NM
Reorganization items, net	(111,439)	78,270	(189,709)	NM
Change in fair value of warrant and contingent value rights	1,144,441	—	1,144,441	NM
Other non-operating (income) expense, net	144	(3,978)	4,122	NM
Total non-operating expenses, net	1,069,567	55,474	1,014,093	NM
Loss before income taxes	$(1,048,980)	$(50,447)	$(998,533)	NM

Liquidity and Capital Resources
Sources of Liquidity
We finance our operations primarily through cash generated from operations, including sales of self-mined bitcoin, debt issuances, equipment financing arrangements, and sales of equity securities.
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
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2024, that our operating cash flows, existing cash balances, and continued access to debt markets will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
Cash, Cash Equivalents, Restricted Cash, Cash Requirements and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	September 30,	December 31,	Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$253,019	$50,409	$202,610	NM
Restricted cash	783	19,300	(18,517)	(96)%
Total cash, cash equivalents and restricted cash	$253,802	$69,709	$184,093	NM
As of September 30, 2024 and December 31, 2023, restricted cash of $0.8 million and $19.3 million, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash – beg. of period	$69,709	$52,240
Net cash provided by (used in)
Operating activities	29,091	43,411
Investing activities	(66,394)	(5,356)
Financing activities	221,396	(26,352)
Cash, cash equivalents and restricted cash - end of period	$253,802	$63,943
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
Net cash provided by operating activities was $29.1 million for the nine months ended September 30, 2024 and $43.4 million for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities was primarily due to a increase in net loss of $1.00 billion, a $143.8 million increase in non-cash reorganization items, a $79.3 million decrease in the fair value of contingent value rights, a $50.7 million increase in digital asset self-mining income, and a $13.5 million decrease in stock-based compensation. The decrease in net cash provided by operating activities was partially offset by a $1.22 billion increase in the fair value of warrant liabilities, a $22.4 million increase in depreciation and amortization, and a $21.6 million decrease in loss on debt extinguishment.
Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2024 and 2023, was $66.4 million and $5.4 million, respectively. The increase in net cash used in investing activities was driven primarily by a $61.7 million increase in purchases of property, plant and equipment.
Financing Activities
Net cash provided by (used in) financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $221.4 million. Net cash used by financing activities for the nine months ended September 30, 2023 was $26.4 million. The change was due primarily to an inflow of $447.6 million from the proceeds for the issuance of 3% senior convertible notes, net, $55.0 million from the issuance of common stock during the nine months ended September 30, 2024, and a $20.0 million draw from the Exit Facility. The increase in net cash provided by financing activities was partially offset by an increase in principal payments on debt of $268.9 million.
Future Commitments and Contractual Obligations
For a discussion of Commitments and Contractual Obligations, refer to Note 9 — Commitments and Contingencies to our unaudited condensed consolidated financial statements.
Related Party Transactions
We had agreements to provide hosting services to various entities that are either managed and invested in by individuals who were directors and executives of Core Scientific during fiscal 2023. For the three and nine months ended September 30, 2024, there were no related-party transactions. For the three and nine months ended September 30, 2023, we recognized digital asset hosting revenue of $2.8 million and $10.1 million, respectively, from the contracts with related parties.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty, subjectivity and judgment at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Except as described below, there have been no other material changes to our critical accounting estimates during the nine months ended September 30, 2024, as compared to those disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 13, 2024.

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

Stock-Based Compensation
As described in Note 2 — Summary of Significant Accounting Policies, during the nine months ended September 30, 2024, the Company granted MSUs to certain executives. The estimated fair value of the MSUs was estimated on the date of grant using the Monte Carlo simulation model, which required inputs that were both unobservable and significant to the overall fair value measurement, including estimated volatility. If we had used different assumptions or estimates, the estimated fair value of the MSUs could have been materially different.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of September 30, 2024, we did not have any bitcoin holdings.
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
Bitcoin prices for the three months ended September 30, 2024 ranged from a low of $49,250 to a high of $68,245, with an average price of $61,002. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three months ended September 30, 2024, would have increased or decreased net loss by approximately $6.8 million.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, certain of our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024, due to the following material weaknesses in internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of our risk factors, see the section titled “Risk Factors” under Part I, Item1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on March 13, 2024, and under Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was filed with the United States Securities and Exchange Commission on August 7, 2024.
There have been no material changes in our risk factors from those disclosed under the caption Item 1A. — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, except as set forth below. The risks identified in our Annual Report on Form 10-K that refer to or are associated with “hosting” and its variations (and corresponding industries and services) should be read as being applicable to both “Digital Asset Hosted Mining” and “HPC Hosting,” as appropriate in light of the circumstances. In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company has identified the following additional risk factors given the division of our prior “Hosting” segment into the current (as of this Quarterly Report on Form 10-Q) “Digital Asset Hosted Mining” and “HPC Hosting” segments due to our expansion into providing additional HPC hosting services, as well as changes to our status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Our HPC business strategy may not perform as planned.
We believe the potential for HPC hosting complements our current business model with expected stable, long-term and high margin revenue. We also believe that using our existing infrastructure for HPC customers provides more consistent dollar-based revenue and substantially less risk than our traditional bitcoin mining customers or our bitcoin self-mining operations. However, our success in the HPC Hosting segment may not develop as anticipated, and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability) and changes in in-house specialized expertise to manage the business. Our HPC business strategy may not perform as planned.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2024, 180,234 shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $1.1 million.
During the quarter ended September 30, 2024, 51.5 million shares of New Common Stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $0.4 million.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of August 19, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

4.2	Form of Global Note, representing the Company’s 3.00% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).
10.1
Employment Agreement, by and between Todd M. DuChene and Core Scientific, Inc., dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.2+
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.3+
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.4+
Transition and Separation Agreement, by and between Denise Sterling and Core Scientific, Inc., dated September 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

10.5
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

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

CORE SCIENTIFIC, INC.

Date: November 6, 2024	By:	/s/ Denise Sterling
Denise Sterling
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)