Form 10-K
period 2024-12-31
Core Scientific, Inc./tx
filed 2025-02-27
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 28, 2024 of $9.30, as reported on the Nasdaq Global Select Market, was approximately $1.75 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 20, 2025, 294,122,589 shares of Common Stock, par value $0.00001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement related to its 2025 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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
Item 1. Business
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a leader in designing, building and operating digital infrastructure for high-performance computing. Since our inception in 2018, we have been a premier provider and operator of dedicated, purpose-built facilities and software solutions for digital asset mining for ourselves and our third-party customers. We believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, and in March 2024, we announced the provision of digital infrastructure colocation services to a third party engaged in high-performance computing (“HPC”).
In May 2024, we expanded our relationship with CoreWeave, Inc. (“CoreWeave”) the artificial intelligence (“AI”) hyperscaler, to provide approximately 200 megawatts (“MW”) of digital infrastructure to host CoreWeave’s HPC operations and provided CoreWeave options with respect to the Company’s existing facilities to provide approximately 500 MW of digital infrastructure on similar terms. In June and August 2024, the Company announced CoreWeave’s execution of options to secure an additional 70 MW and 112 MW, respectively, of infrastructure to host its HPC operations. In October 2024, the Company announced that CoreWeave had exercised its final option for an additional 120 MW of infrastructure.
These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions. We believe that using our existing infrastructure for HPC hosting operations will provide more consistent dollar-based revenue and represents substantially less risk than our traditional digital asset self-mining or our digital asset hosted mining operations. As a result, we intend to focus our business development and marketing efforts on expanding our HPC hosting customer base. As a result, we initiated a significant strategic transition from bitcoin mining to hosting and colocation services for customers employing hosting services for HPC workloads such as artificial intelligence-related applications.

During 2024, we were substantially engaged in constructing, refurbishing, reallocating or converting a substantial portion of our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence-related workloads, primarily for our one existing HPC customer, but also to support our commitment to meeting the growing demand for HPC solutions and diversifying our revenue streams.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (‘self-mining”). We remain committed to maintaining the efficiency of our digital asset mining while capitalizing on the opportunities presented by the growing HPC hosting business.
Business Strategy
Our business strategy is to grow our revenue and profitability by expanding our existing large-scale data center infrastructure portfolio configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning and artificial intelligence, and maximizing the portion of our existing infrastructure portfolio contracted for HPC hosting. We intend to continue to strategically develop and make operational the infrastructure necessary to support our existing contractual commitments to our existing HPC customer and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the HPC Hosting segment to expand our business into these areas using our knowledge, expertise, existing and future infrastructure where favorable market opportunities exist.
Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.
Operations
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
During the year ended December 31, 2024, the trading price of one bitcoin ranged from a low of $38,515 in January 2024 to a high of $108,253 in December 2024. As of February 20, 2025, the trading price of one bitcoin was $98,334.
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
Mining processing power is generally referred to as “hashing power.” A “hash” is the computation run by mining hardware in support of the blockchain. A miner’s “hash rate” refers to the rate at which it is capable of solving such computations per second. Miners with a higher rated hash rate when operating at maximum efficiency have a higher chance of completing a block in the blockchain and receiving a digital asset reward than those operating at a lower hash rate or with lower efficiency. Currently, the likelihood that an individual mining participant acting alone will solve a block and be awarded a digital asset reward is extremely low. As a result, to maximize the opportunities to receive a reward, most large-scale mining organizations have joined with other similar operators in “mining pools” where the computing power of each pool participant is coordinated to complete the block on the blockchain and mining rewards are distributed to participants in accordance with the rules of the mining pool. Fees payable to the operator of the pool typically represent 0.05% to 0.08% of the reward earned and are deducted from the amounts earned by each pool participant. Mining pools are subject to various risks including communication connection issues, outages and other disruptions that can impact the quantity of digital assets earned by participants.
The miners we operate are highly specialized computer servers built to use application-specific integrated circuit (“ASIC”) chips that are designed specifically to mine bitcoin. With miners we produce computing power, known as “hash rate,” with which we verify transactions on the Bitcoin blockchain. Bitcoin “mining” refers to the process of proposing and verifying transaction updates to the Bitcoin blockchain, which helps keep the Bitcoin network and its blockchain secure. Our bitcoin mining operation is focused on the generation of bitcoin by solving complex cryptographic algorithms to validate transactions on the Bitcoin network blockchain, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
Mathematically Controlled Supply
The method for creating new bitcoin is mathematically controlled in a manner such that the supply of bitcoin grows at a limited rate, based on a pre-determined schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. This means every block up to and including block 210,000 produced a reward of 50 bitcoin, while blocks beginning with 210,001 produced a reward of 25 bitcoin. Since blocks are mined on average every 10 minutes, 144 blocks are mined per day, on average. At 144 blocks per day, 210,000 blocks take four years to mine, on average. The current fixed reward for solving a new block decreased to 3.125 bitcoin per block in April 2024, from 6.25 bitcoin per block. The next halving for the bitcoin blockchain is anticipated to occur in 2028 at block 1,050,000. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed 21 million unless the Bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered.
Digital asset mining profitability depends on access to low-cost energy, driving the expansion of infrastructure in regions with the most affordable power. Owning and operating this infrastructure enabled our strategic transition to HPC hosting services, which generate higher recurring revenues than digital asset mining. We expect this trend to continue, as the demand for low-cost power remains a critical factor for both digital asset mining and emerging AI and data center workloads.
High-Performance Computing Hosting
HPC is a technology that uses clusters of powerful processors that work in parallel to process massive data sets and solve complex problems at extremely high speeds. The proliferation of data, as well as data-intensive and AI enabled applications and use cases, is driving demand for the computing power of HPC. Traditionally, HPC has involved an on-premises infrastructure, investing in supercomputers or computer clusters.
Our HPC hosting revenue is generated by licensing colocation data center space and related services to a licensee at our Austin, Texas data center. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HPC colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations where revenue is primarily based on power usage as well as square footage.
Segments
We have three operating segments: “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining, and “HPC Hosting,” consisting of providing hosting services to third parties for graphics processing unit (“GPU”) based HPC hosting operations. Prior to April 1, 2024, we operated only in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments.
Our Digital Asset Self-Mining operation segment generates revenue from the deployment and operation our own large fleet of computers (“miners”) within our owned digital infrastructure as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services primarily for third-party mining customers. We had an average hourly operating power demand of approximately 572 MW for the year ended December 31, 2024.
Our Digital Asset Hosted Mining operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. Our Digital Asset Hosted Mining operation segment provides a full suite of services to our digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets. We do not expect to further expand our Digital Asset Hosted Mining operations in 2025 and future years.
Our HPC Hosting operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. Our HPC Hosting operation segment provides colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. As of December 31, 2024, we have secured approximately 1,317 MW of contracted power capacity to operate and manage one of the largest data center infrastructure asset bases among publicly listed North American miners with operational capacity of approximately 784 MW to support of our existing and planned HPC operations as well as our existing digital asset mining operations.
Suppliers
Power Providers
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
The table below summarizes the contracted capacity in megawatts (“MW”) by facility location and electric utility provider as of December 31, 2024:

Electric Utility Providers	Contracted Power Capacity (MW)	Facility Location
Tennessee Valley Authority	150	Calvert City, Kentucky ("Calvert")
Murphy Electric Power Board	35	Marble, North Carolina ("Marble 1")
Duke Energy	68	Marble, North Carolina ("Marble 2")
Dalton Utilities	53	Dalton, Georgia ("Dalton 1 & 2")
Dalton Utilities	142	Dalton, Georgia ("Dalton 3")
Nodak Electric Cooperative, Inc.	100	Grand Forks, North Dakota ("Grand Forks")
Denton Municipal Electric	391	Denton, Texas ("Denton")
Texas New-Mexico Power	253	Pecos, Texas ("Cottonwood”)
Oklahoma Gas & Electric	100	Muskogee, Oklahoma ("Muskogee 1")
Austin Energy	15	Austin, Texas
Alabama Power Company	10	Auburn, Alabama
Total	1,317
Facility Development
Our experienced in-house facility development teams, utilizing from time to time the expertise of third parties, focus on sourcing, evaluating, designing, engineering, and developing the facilities where we host our customers HPC colocation needs and facilities where we earn digital assets, primarily bitcoin, through self-mining. We primarily engage third parties to construct our facilities according to our design specifications.
Mining Equipment
Our mining operations rely on specialized digital asset mining hardware equipped with ASIC chips ("ASICs") designed to solve cryptographic hashes for blockchain networks using the SHA-256 algorithm. Historically, we have sourced substantially all of our miners from Bitmain Technologies Limited (“Bitmain”), one of the leading manufacturers of digital asset mining equipment. In 2024 we entered into an agreement with Block, Inc. a technology company developing ASICs, to acquire 3 nm ASICs customized for digital asset mining. We intend to utilize the ASICs in custom manufactured mining machines to refresh a portion of our existing mining fleet.

We intend to design these machines to maximize available mining infrastructure, optimize mining performance and reduce the total cost of digital asset mining within our mining facilities.
As of December 31, 2024, we had deployed approximately 171,100 bitcoin miners, which number consists of approximately 164,000 self-miners and approximately 7,100 hosted miners, which represented 19.1 exahash per second (“EH/s”) and 1.0 EH/s for self-miners and hosted miners, respectively.
Human Resources
As of December 31, 2024, we had 325 full-time employees. All of our employees are located in the United States in more than 30 states. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
Our mission and values are the foundation for our Company culture. More specifically, our mission is to accelerate digital innovation by scaling high-value computing rapidly, efficiently, and responsibly. As for our values, they include: (1) operating with integrity and maintaining the highest standards, and supporting each other as a single team, to ensure our collective success (“Team

First”); (2) acting as owners of the business, in the interest of all stakeholders, holding ourselves and each other accountable for our actions and outcomes (“Extreme Ownership”); (3) relentlessly seeking to accelerate the world’s digital transformation and improve the way we do business to reduce costs, improve quality and grow (“Innovate & Simplify”); and (4) seeking to maximize transparency with all our stakeholders to ensure understanding, alignment and constructive dialog (“Transparency”). Our mission and values reflect who we are and the way our employees interact with one another, our customers, partners, and shareholders. Working together and guided by our mission and values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential.
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
Competition
Each of the HPC and bitcoin mining markets are highly competitive.
In the HPC market, we compete with numerous established data center providers, including Equinix, Inc., Digital Realty Trust, NTT, Switch, Inc., and CyrusOne Inc., as well as private operators specializing in HPC or colocation services, and digital asset miners looking to convert existing digital mining facilities into HPC colocation facilities. Many of these competitors are better established, have better brand recognition, and are well capitalized, and organized to take advantage of certain tax benefits for their investors, lowering their external cost of capital. Many of our competitors seek to establish data centers in the same geographic regions as we do and compete for the same sources of power, equipment and customers as Core Scientific. Competitors compete on price, facility location, reputation and perceived skill with respect to performance. We believe that our experience in the digital asset mining market, our ability to rapidly deliver scalable, purpose-built data centers, combined with cutting-edge, energy-efficient technologies, will enable us to compete favorably within the HPC market.
Our bitcoin self-mining operations compete globally with other mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. We compete on the basis of our total number of miners, the hash rate we are able to consistently generate, the size and skill of the mining pool through which we participate and the efficiency of our miner and mining operations. A mining pool is created when mining participants pool the processing power of their miners over a network and mine transactions together. Rewards are then distributed proportionately to the pool participants based on the work/hash power contributed to solving a block.
Digital asset mining is now dominated by large-scale, industrial miners operating large dedicated facilities around the world, including sovereign nation states with considerable resources who mine directly or support mining operations through their sovereign wealth funds, all of whom compete to solve new blocks, acquire new and used miners, and purchase and consume energy and supplies to build mining facilities. Our mining operations also compete with non-digital asset operations for access to suitable real estate and access to affordable and dependable electric power. In addition to competing to solve new blocks, we compete to acquire new miners, to raise capital, to obtain access to facilities for the location of mining operations, and to develop or acquire new technologies.
Our hosting activities compete with a large number of other hosting operations. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers and the availability of mining equipment. To compete effectively as a hosting provider, we continue to market our services effectively to large-scale miners that value our ability to host at scale and who are willing to pay a premium hosting fee for our high up-time and operational expertise.
In both our self-mining and hosting activities, we additionally compete with other operations and participants for equity and debt financing since our business is capital intensive.
Several public companies (traded in the United States, Canada, and internationally), such as the following, may be considered self-mining and hosting competitors to the Company:
•Argo Blockchain PLC;
•Bit Digital, Inc.;
•Bitfarms Ltd.;

•Cipher Mining Inc.;
•CleanSpark, Inc.;
•Hive Blockchain Technologies Inc.;
•Hut 8 Corp.;
•Marathon Digital Holdings, Inc.;
•Riot Platforms, Inc.; and
•TeraWulf Inc.
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
On the Effective Date, a new Board of Directors was constituted and the Company, in accordance with the Plan of Reorganization satisfied and extinguished claims in the Chapter 11 cases through the issuance of (i) new common stock (“New Common Stock”), (ii) new warrants (“New Warrants”), (iii) contingent value rights (“CVRs”), (iv) new secured convertible notes due 2029 (“New Secured Convertible Notes”), and (v) new secured notes due 2028 (“New Secured Notes”). For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 8 — Convertible and Other Notes Payable, 9 — Contingent Value Rights and Warrant Liabilities and 12 — Stockholders' Deficit to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

Government Regulation
Due to the relatively short history of digital assets like bitcoin, and their emergence as a new asset class, government regulation of blockchain and bitcoin is constantly evolving, with increased interest expressed by U.S. and international regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the U.S. Securities and Exchange Commission (“SEC”) expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, former President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee.
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
The effect of any regulatory change by the federal, state, local or foreign governments or any self-regulatory agencies on the Company is impossible to predict, but such change could be substantial and may have a material adverse effect on the Company’s business, financial condition and results of operations. For example, in November 2022, the State of New York enacted a law prohibiting new proof-of-work mining activities that use power generated from carbon inputs. While the Company does not currently operate in New York, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible. In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows. In February 2024, the U.S. Energy Information Administration (the “EIA”) commenced a six-month survey among participants in the U.S. cryptocurrency mining industry to collect data to track and analyze the electricity consumption by such industry participants. The EIA’s analysis would focus on how the energy demand for cryptocurrency mining is evolving, identify geographic areas of high growth, and quantify the sources of electricity used to meet cryptocurrency mining demand. It is unclear what, if any, regulatory policy changes may result following the collection and analysis of the data obtained through the EIA’s survey if it proceeds, but if regulators seek to curb electricity consumption by cryptocurrency mining operations in the future our business could be adversely affected. As of February 23, 2024, the U.S. Department of Energy (the agency governing the EIA) agreed to temporarily suspend this survey following a lawsuit by a cryptocurrency association and bitcoin mining company. Most recently, in January 2025, the Acting SEC Chairman announced the launch of a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets, in contrast to the SEC’s prior reliance on enforcement actions to regulate cryptocurrencies. The extent and content of any forthcoming laws and regulations are not yet ascertainable, and they may not be ascertainable in the near future. The Company will closely monitor the outcome of this and other regulatory developments concerning cryptocurrency mining, as to the potential effects on our business.
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
Seasonality
The Company’s production of bitcoin and its HPC operation can be affected when extreme temperatures in locations where its data centers operate result in local power price volatility that necessitates economic or grid stabilization-driven curtailment. Our HPC data centers run on back-up generators in the event of a power outage or curtailment. Digital asset generation from the Company’s mining operations may also vary depending on the Company’s total hash rate at a given point in time relative to the total hash rate of the Bitcoin network.
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
•Our success depends in large part on our ability to timely and successfully convert our existing facilities to support our HPC customers and to attract new HPC customers. Delays in the expansion or modification of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
•Currently our HPC business is highly dependent on a single customer.
•Our increased focus on HPC hosting may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning and artificial intelligence and continuing need for the infrastructure and services we provide. If our target customer markets, which are new and still developing, do not grow or develop as expected or in a manner consistent with our current business model, our business, financial condition and results of operation would be adversely affected.
•Our success is also dependent on our ability to earn bitcoin profitably, and we may not be able to maintain our competitive position as the Bitcoin network experience increases in total network hash rate.
•Our business is capital intensive, we will need to raise additional capital, and failure to obtain the necessary capital when needed will force us to delay, limit or terminate our expansion efforts or other operations, which would have a material adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with our need for significant electric power and the limited availability of electrical power and resources, equipment and materials designed to provide usable electrical power within our facilities. In addition, public sentiment regarding electrical power generation, usage and storage, high volume electrical use and climate change, may limit our access to electrical power, decrease available facility sites, and increase our costs and limit the demand for our HPC colocation services. An inability to purchase and develop additional sources of low-cost sources of energy effectively or to obtain real estate, materials and equipment to operate our facilities efficiently will have a material adverse effect on our business, financial condition and results of operations.
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
•A slowdown in market and economic conditions, particularly those impacting the cloud computing, machine learning and AI industries, the demand for HPC infrastructure and services, and the blockchain industry and the blockchain hosting market, could have a material adverse effect on our business, financial condition and results of operations.
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
•The cash needs of our HPC hosting growth initiatives will limit the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
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
•Increasing scrutiny and changing expectations from government regulators, investors, lenders, customers, and other market participants with respect to Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
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
Risks Related to our Businesses and Industries
Our success depends in large part on our ability to timely and successfully convert our existing facilities to support our HPC customers and to attract new HPC customers. Delays in the expansion or modification of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
Our ability to timely and successfully convert our existing facilities to support our HPC customers will be negatively impacted by:
•deficiencies, delays or failures in performance by construction firms retained to build, build-out or remodel our facilities;
•disruptions in the supply chain or excessive demand for construction materials, electrical transformers, generators and other materials used in high performance data centers that delay receipt of, or make unavailable, required supplies, materials and equipment;
•difficulties in generating sufficient cash flow or obtaining necessary financing that delay or prevent the completion of planned facilities;
•failure to timely pay construction costs and expenses, including failure on the part of our customers to pay or reimburse costs and expenses when due; or
•delays in obtaining necessary government approvals, receipt of power allocations, land acquisitions and easements, as well as change orders, modification to designs and construction plans that delay construction, increase costs or that reduce the usable electrical power footprint.
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
Our increased focus on HPC hosting may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning and artificial intelligence and continuing need for the infrastructure and services we provide. If our target customer markets, which are new and still developing, do not grow or develop as expected or in a manner consistent with our current business model, our business, financial condition and results of operation would be adversely affected. Further, increases in power costs could negatively impact our hosting customers’ demand for services, harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our success also depends in large part on our ability to attract additional customers and retain our existing customer for our HPC Hosting capabilities in a profitable manner, which we may not be able to do if:
•there is a reduction in the demand for HPC hosting applications such as cloud computing, machine learning and artificial intelligence;
•rapid innovation and technological disruption in cloud computing, machine learning and artificial intelligence decrease computational requirements and therefore lower demand for our HPC hosting offerings;
•high energy costs, supply chain disruptions (including labor availability), government regulation, and compliance costs increase HPC hosting service costs, reduces potential demand for services and reduce revenue and profitability;
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
•we are unable to strengthen awareness of our brand; or
•we are unable to provide services that our existing and potential customers desire.
Our success in our digital asset segments depends in large part on our ability to earn bitcoin in a profitable manner. In the past, increases in power costs have impacted our ability to earn digital assets efficiently and reduced bitcoin pricing have reduced our operating margins. Future increases in power costs and unfavorable prices for digital assets will harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our success in our digital asset segments depends in large part on our ability to earn bitcoin and to provide services to the customers of our hosting capabilities in a profitable manner, which we may not be able to do if:
•there is a reduction in the demand for bitcoin causing the price of bitcoin to fall reducing revenue from our self-mining operations;
•high energy costs, supply chain disruptions or government regulation compliance costs increase mining costs and reduce revenue and profitability; or
•we are unable to secure an adequate supply of new generation digital asset mining equipment.
We may not be able to maintain our competitive position as the Bitcoin network experiences increases in total network hash rate.
As the relative market prices of a digital asset, such as bitcoin, increases, more companies are encouraged to mine for that digital asset and as more miners are added to the network, its total hash rate increases. In order for us to maintain our competitive position under such circumstances, we must increase our total hash rate by acquiring and deploying more mining machines, including new miners with higher hash rates. There are currently only a few companies capable of producing a sufficient number of machines with adequate quality to address the increased demand. If we are not able to acquire and deploy additional miners on a timely basis, our proportion of the overall network hash rate will decrease and we will have a lower chance of solving new blocks which will have an adverse effect on our business and results of operations.

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
The costs of constructing, developing, operating and maintaining our HPC and digital mining facilities, and owning and operating a large fleet of the latest generation digital mining equipment, are substantial.
Our HPC hosting operations may be impacted by costs and expenses beyond our control or require capital investment that neither we nor our customers are able to bear, reducing our revenue and profitability.
Our digital asset mining operation can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with earning digital assets are lower than the price of the digital assets we earn. Falling digital asset prices or asset prices that do not keep pace with higher energy prices, significantly higher energy prices, inflation and supply chain disruptions reduce our profitability. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control, increasing our costs and reducing our revenue and profitability. The continual upgrade and refresh of mining machines requires substantial capital investment, and we may face challenges in doing so on a timely basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry.
Moreover, in order to grow our hosting business, we may need additional facilities to increase our capacity for more miners. The costs of constructing, developing, operating and maintaining hosting facilities and growing our hosting operations may not be profitable or possible.
We may need to raise additional funds through equity or debt financings in order to meet our operating and capital needs. Raising additional debt or equity financing may be difficult and may not be available when needed or, if available, may not be available on satisfactory terms. An inability to generate sufficient cash from operations or to obtain additional debt or equity financing have adversely affected our results of operations.
Our business is highly dependent on a small number of digital asset mining equipment suppliers.
Our business is highly dependent upon a few digital asset mining equipment suppliers providing an adequate and timely supply of new generation digital asset mining machines at economical prices. The growth in our business is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of digital assets such as bitcoin. The market price and availability of new mining machines fluctuates with the price of bitcoin and can be volatile. Higher bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. Digital asset mining equipment suppliers, may not be able to keep pace with any surge in demand for mining equipment. Further, manufacturing mining machine purchase contracts are not favorable to purchasers and we may have little or no recourse in the event a mining machine manufacturer defaults on its mining machine delivery commitments. If we are not able to obtain a sufficient number of digital asset mining machines at favorable prices, our growth expectations, liquidity, financial condition and results of operations will be negatively impacted.
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
The costs of building out, leasing and maintaining our facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our new and existing HPC hosting customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with our need for significant electric power and the limited availability of electrical power and resources, equipment and materials designed to provide usable electrical power within our facilities, which could have a material adverse effect on our business, financial condition and results of operations. An inability to purchase and develop additional sources of low-cost sources of energy effectively or to obtain real estate, materials and equipment to operate our facilities efficiently will have a material adverse effect on our business, financial condition and results of operations.
Our businesses require a significant amount of electric power. The costs of electric power account for a significant portion of our cost of revenue. We require a significant electric power supply to conduct our mining activity and to provide many hosting services we offer, such as powering and cooling our and our customers’ servers and network equipment and operating critical mining and facility and equipment infrastructure.
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
We aim to build and operate energy efficient facilities, but such facilities may not be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to power contracts that require curtailment, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Further, governments and government regulators may potentially seek to restrict or prohibit the ability of electricity suppliers to provide electricity to our facilities in times of electricity shortage or otherwise. To that end, public sentiment regarding electrical power generation, usage and storage, high volume electrical use and climate change, may limit our access to electrical power, decrease available facility sites, and increase our costs and limit the demand for our HPC colocation services. Any system downtime resulting from disruptions, curtailments, insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our HPC operations run on back-up generators in the event of a power outage or curtailment that may not be sufficient to support our operations for the magnitude or duration of the power outage or curtailment. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.
Our hosting contracts are generally priced on the basis of estimated power consumption by our clients and the other costs of providing electrical power and other services. Our ability to earn a profit on such contracts requires that we accurately estimate the costs involved and outcomes likely to be achieved, provide services efficiently and assess the probability of generating sufficient hosting capacity within budgeted costs and expenses during the contracted time period. In addition, we may not be able to obtain all expected benefits, including tax abatements or government incentives offered in opportunity zones. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on our business, financial condition and results of operations.
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
Threats to network and data security are increasingly diverse and sophisticated. Security breaches, computer malware and computer hacking attacks have been a prevalent concern in our businesses. Despite our efforts and processes to prevent these, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our digital assets, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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
If there are significant changes to the method of validating blockchain transactions, such changes could reduce demand for digital assets like bitcoin.
New digital asset transaction protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain validation protocols currently employ a “proof-of-work” consensus algorithm, whereby transaction processors are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative validating protocols. These protocols may include a “proof-of-stake” algorithm or an algorithm based on a protocol other than proof-of-work, which may decrease the reliance on computing power as an advantage to validating blocks. Our mining operations are currently designed to primarily support a proof-of-work consensus algorithm. Should the algorithm shift from a proof-of-work validation method to a proof-of-stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate or hosting) less competitive.
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
A decline in the popularity or acceptance of digital assets could have a material adverse effect on our business, financial condition and results of operations.
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
A slowdown in market and economic conditions, particularly those impacting the cloud computing, machine learning and AI industries, the demand for HPC infrastructure and services, and the blockchain industry and the blockchain hosting market, could have a material adverse effect on our business, financial condition and results of operations.
We and our customers are affected by general business and economic conditions in the United States and globally, particularly those impacting the cloud computing, machine learning and AI industries. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly Asian and other non-Western countries.
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly in Asian and other non-Western countries. These events and circumstances are largely outside of our influence and control. We believe that nation states are actively mining bitcoin for their own treasuries, increasing network hash rate, reducing the Company’s share of network hash rate, and thereby reducing the Company’s revenue, profitability and financial results of operations.
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
Much of the equipment necessary for HPC hosting and almost entirely all of the equipment necessary for digital asset mining is manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.
In the past, we have identified material weaknesses in our internal control over financial reporting, and additional material weaknesses may occur in the future.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified material weaknesses in the Company’s internal control over financial reporting which were subsequently remediated.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, including the steps taken to remediate our prior material weaknesses, the reliability of our financial reporting, investor confidence, and the value of our securities could be materially and adversely affected. The failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of its financial statements, causing us to fail to meet its reporting obligations.
We may be required to record long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as fixed assets and intangible assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of fixed assets. Factors that may be considered in assessing whether long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our fixed assets and trigger an evaluation of the recoverability of the recorded fixed assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our fixed assets. See financial statement Note 5 — Property, Plant and Equipment, Net and Note 2 — Summary of Significant Accounting Policies in the consolidated financial statements for the year ended December 31, 2024, for discussions of recently recognized impairments.
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
Under the current protocols governing the Bitcoin network, the reward for validating a new block on that network is cut in half from time to time, which has been referred to in our industry as the “halving.” When the Bitcoin network was first launched, the reward for validating a new block was 50 bitcoin. In 2012, the reward for validating a new block was reduced to 25 bitcoin. In July 2016, the reward for validating a new block was reduced to 12.5 bitcoin, and in May 2020, the reward was further reduced to 6.25 bitcoin. In April 2024, the Bitcoin protocol executed its fourth planned halving, wherein the bitcoin rewards issued for each solved block declined from 6.25 bitcoin to 3.125 bitcoin. The next halving for the bitcoin blockchain is anticipated to occur sometime in 2028. In addition, other networks may operate under rules that, or may alter their rules to, limit the distribution of new digital assets. We, and to our knowledge, our potential hosting customers, currently rely on these rewards to generate a significant portion of our total revenue. If the award of digital assets for solving blocks and transaction fees are not sufficiently high, neither we nor our customers may have an adequate incentive to continue mining and may cease mining operations altogether, which as a result may significantly reduce demand for our hosting services. As a result, the halving of available rewards on the Bitcoin network, or any reduction of rewards on other networks, would have a negative impact on our revenues and may have a material adverse effect on our business, financial condition and results of operations.
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
Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, GPUs and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital to acquire this hardware, to lease operating space (often in data centers or warehousing facilities), and to pay the costs of electricity and labor to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior mining operations and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of digital assets. To the extent the price of digital assets decline and such profit margin is constrained, professionalized mining participants are incentivized to more immediately sell digital assets earned from mining operations, whereas it is believed that individual mining participants in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly earned digital assets greatly increases the trading volume of the digital assets, creating downward pressure on the market price of digital asset rewards. The extent to which the value of digital assets earned by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly earned digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing digital asset prices. Lower digital asset prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin and any other digital assets we earn through self-mining or otherwise acquire or hold for our own account.

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
The cash needs of our HPC hosting growth initiatives will limit the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
We are no longer required to sell our digital assets, including bitcoin, as we receive them under our existing debt agreements. However, the significant cash required by our expected HPC hosting growth initiatives will require us to sell the digital assets we earn periodically as cash needs and our treasury management policies dictate. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
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
Our business model has evolved in the past and continues to do so. After originally being founded in order to engage in the business of verifying and confirming transactions on a blockchain (also known as transaction processing, or “mining”), we have begun the provision of digital infrastructure colocation services to a third party engaged in high performance computing and have announced plans to convert most of our existing facilities to provide colocation services to other HPC customers. We have generated limited revenue from providing HPC services, and we do not know whether our change in business model will be successful. To date, our revenue has primarily come from digital asset mining for our own account and digital asset mining hosting services. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and have placed significant strain on our management, personnel, operations, systems, technical performance and financial resources. Future additions to or modifications of our business strategy are likely to have similar effects. Further, any new services that we offer that are not favorably received by the market could damage our reputation or our brand. We may not ever generate sufficient revenues or achieve profitably in the future or have adequate working capital to meet our obligations.
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
The businesses in which we currently operate and the HPC business in which we intend to grow are highly innovative, rapidly evolving and characterized by healthy competition, experimentation, frequent introductions of new products and services and uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad that have greater financial and other resources at their disposal . If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.
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
The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not adequately determine the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future, OFAC or another regulator, may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.
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
Beginning in the fourth quarter of 2021 and continuing throughout 2022 and much of 2023, digital asset prices fell. This decline and other factors led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. Federal and state legislatures and regulatory agencies have already enacted and are expected to continue to introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The Federal Reserve Board, U.S. Congress and certain U.S. agencies (including the SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”), FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation), among other regulators, as well as the White House, have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. Most recently, in January 2025, the Acting SEC Chairman announced the launch of a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets, in contrast to the SEC’s prior reliance on enforcement actions to regulate cryptocurrencies. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and they may not be ascertainable in the near future.
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
Many digital asset exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, which may cause the price of bitcoin to decline. For example, in the first half of 2022, each of Celsius Mining, LLC, Voyager Digital Ltd., and Three Arrows Capital Ltd. declared bankruptcy, resulting in a loss of confidence among participants in the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, BlockFi Inc. and FTX Trading Ltd (“FTX”), the third largest digital asset exchange by volume at the time, halted customer withdrawals, and, shortly thereafter, FTX and its subsidiaries filed for bankruptcy. Most recently, in January 2023, Genesis Global Holdco. LLC and certain affiliates filed for bankruptcy.
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
Risks Related to our Indebtedness and Liquidity
We may incur additional indebtedness to execute our long-term growth strategy, which may reduce our profitability.
Our business requires significant capital, and we may require additional capital in the future to execute our growth strategy. For the years ended December 31, 2024 and 2023, we incurred approximately $95.0 million and $16.2 million in capital expenditures, respectively. Historically, we have financed these investments through cash flows from operation and external borrowings. These sources of capital may not be available to us in the future. Our ability to arrange new financing, either at the corporate level, a non-recourse project-level subsidiary or otherwise, and the costs of such capital, are dependent on numerous factors, including credit availability from banks and other financial institutions, investor confidence in us and the regional markets in which we operate, maintenance of acceptable credit ratings or our financial performance and level of indebtedness. Other companies with which we compete may have greater liquidity, more unencumbered assets, less indebtedness, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities and any such failure could have a material adverse effect on our results of operations and financial condition.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.

As of December 31, 2024, we had approximately $1.12 billion aggregate principal amount of indebtedness for borrowed money. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the 2029 Convertible Notes or the 2031 Convertible Notes for cash following a fundamental change, the optional repurchase date, or during the free convertibility period, as applicable, or to pay any cash amounts due upon conversion of 2029 Convertible Notes or the 2031 Convertible Notes, and our other indebtedness may limit our ability to repurchase 2029 Convertible Notes or the 2031 Convertible Notes or pay cash upon their conversion.
Holders of the $460.0 million aggregate principal amount of our 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), subject to a limited exception, may require us to repurchase their notes for cash following certain corporate events that constitute a “fundamental change” equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. From and after June 1, 2029, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before September 1, 2029. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
Further, holders of the $625.0 million aggregate principal amount of our 0.00% convertible senior notes due 2031 (the “2031 Convertible Notes”), subject to a limited exception, may require us to repurchase their notes on December 15, 2027 or following certain corporate events that constitute a “fundamental change” at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the optional repurchase date or the fundamental change repurchase date, as applicable. From and after March 17, 2031, noteholders may convert their notes at any time at their election until the close of business on the scheduled trading day immediately before June 15, 2031. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election.
Both the 2029 Convertible Notes and 2031 Convertible Notes might also be converted by noteholders based on certain triggering events based on the trading price of the Company’s common stock or the note, as applicable.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Convertible Notes or 2031 Convertible Notes or pay any cash amounts due upon conversion of the 2029 Convertible Notes or 2031 Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2029 Convertible Notes or 2031 Convertible Notes or pay any cash amounts due upon conversion. Our failure to repurchase the 2029 Convertible Notes or 2031 Convertible Notes or pay any cash amounts due upon conversion when required under the indenture governing the 2029 Convertible Notes or the indenture governing the 2031 Convertible Notes, as applicable, will constitute a default under the applicable indenture. A default under either indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness, the 2029 Convertible Notes or the 2031 Convertible Notes.
Provisions in our indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2029 Convertible Notes or 2031 Convertible Notes, or any future notes, and the indentures governing these notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, except as described in this offering memorandum, noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Convertible Notes or 2031 Convertible Notes, or any future notes, and the indentures governing these notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the notes is triggered, noteholders will be entitled to convert the notes at any time during specified periods at their option. If one or more noteholders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the 2029 Convertible Notes and 2031 Convertible Notes, or any future notes, could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2029 Convertible Notes or 2031 Convertible Notes, or any future notes, on our balance sheet, accruing amortized interest expense for these notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Risks Related to Taxes
Our ability to use some or all of our net operating loss and capital loss carryforwards and other tax attributes to offset future income may be limited.
As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $312.4 million and $128.1 million, respectively, U.S. federal and state capital loss carryforwards of approximately $220.7 million and $42.4 million, respectively, and certain other tax attributes, including disallowed business interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986 (the “Internal Revenue Code”), that could be utilized to offset future taxable income. The amount of our tax attributes are subject to examination and adjustment by applicable taxing authorities. Our federal NOLs can be carried forward indefinitely, our state NOL carryforwards begin to expire in 2033 and our capital loss carryforwards begin to expire in 2027.
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
We may issue additional securities, including shares of New Common Stock as a result of the conversion or exercise, as applicable, of the New Warrants, options or restricted stock units (“RSUs”). In addition, the Company may choose to issue shares of New Common Stock pursuant to the CVRs. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may issue and sell New Common Stock, convertible securities, warrants and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our New Common Stock.
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
We no longer qualify as an “emerging growth company” as of December 31, 2024, and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.
Based on the market value of our common stock held by non-affiliates as of June 30, 2024, we ceased to qualify as an emerging growth company as of December 31, 2024, and as such, we are no longer able to take advantage of any of the exemptions from various reporting requirements that are applicable to emerging growth companies effective as of December 31, 2024. We expect that the loss of our emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.
Risks Related to our Restructuring
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court or otherwise made public in the course of the Chapter 11 Cases.
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
Item 2. Properties.
Our corporate headquarters is located at 838 Walker Road, Suite 21-2105, Dover, Delaware 19904. In addition, we earn bitcoin through mining for our own account and for third-party hosting customers at our owned and leased facilities in Alabama, Georgia, Kentucky, North Carolina, North Dakota, and Texas. We lease with an option to purchase at a nominal amount our facility in North Dakota. We also own property in Oklahoma where our facility is in development to support artificial intelligence-related workloads. We believe that our facilities are suitable and adequate to meet our current and anticipated near-term needs. Please refer to the discussions contained in our Item 1. – “Business” for additional information.
Item 3. Legal Proceedings.
We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. For a description of our material pending legal proceedings, please see Note 11 — Commitments and Contingencies, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Please refer to the discussions contained in our Item 1. – “Business” under the subtitle “Emergence from Bankruptcy”; Item 1A.
“Risk Factors”; Item 5. — “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”; Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subtitle “Developments During 2024”; and our Notes to Consolidated Financial Statements; as well as elsewhere in this Annual Report on Form 10-K for further information regarding the commencement of the aforementioned Company’s emergence from bankruptcy and satisfaction and extinguishment of claims in the Chapter 11 Cases.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
As of January 24, 2024, in connection with the effectiveness of the Plan of Reorganization our New Common Stock and New Warrants are traded on the Nasdaq Global Select Market under the symbols “CORZ,” “CORZW” and “CORZZ,” respectively. Our old common stock and old warrants were traded on OTC Markets under the symbols “CORZQ” and “CRZWQ.” through the year ended December 31, 2023. Any over-the-counter market quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
On February 20, 2025, there were 250 holders of record of our New Common Stock, 210 holders of record of our Tranche 1 Warrants, and 207 holders of record of our Tranche 2 Warrants.
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
Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and Russell 2000 Index from January 24, 2024 through December 31, 2024. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes a $100 investment on January 24, 2024 through December 31, 2024 in our common stock, the Nasdaq Composite Index and the Russell 2000 Index.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Core Scientific, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Core Scientific, Inc., the NASDAQ Composite Index, and the Russell 2000 Index
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
1/24/2024
2/24/2024
3/24/2024
4/24/2024
5/24/2024
6/24/2024
7/24/2024
8/24/2024
9/24/2024
10/24/2024
11/24/2024
12/24/2024
Core Scientific, Inc.
NASDAQ Composite Index
Russell 2000 Index

Securities Authorized for Issuance Under Equity Compensation Plans
In accordance with the Plan of Reorganization, the Company adopted an equity-based management incentive plan on April 26, 2024 (the “Incentive Plan”). The Incentive Plan provides for the grant of up to 40,000,000 shares of the Company’s Common Stock.
Recent Sales of Unregistered Securities
Below are the sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
During the quarter ended December 31, 2024, 0.6 million shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $4.4 million.
During the quarter ended December 31, 2024, 60.9 million shares of New Common Stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $0.6 million.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We had no share repurchase activity for the three months ended December 31, 2024.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2024 compared to 2023. For discussion related to the results of operations and changes in consolidated financial condition for 2023 compared to 2022 refer to Part II, Item 7. — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal year 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024.
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
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a leader in designing, building and operating digital infrastructure for high-performance computing. Since our inception in 2018, we have been a premier provider and operator of dedicated, purpose-built facilities and software solutions for digital asset mining for ourselves and our third-party customers. and in March 2024, we announced the provision of digital infrastructure colocation services to a third party engaged in high-performance computing (“HPC”).
In May 2024, we expanded our relationship with CoreWeave, Inc. (“CoreWeave”) the artificial intelligence (“AI”) hyperscaler, to provide approximately 200 megawatts (“MW”) of digital infrastructure to host CoreWeave’s HPC operations and provided CoreWeave options with respect to the Company’s existing facilities to provide approximately 500 MW of digital infrastructure on similar terms. In June and August 2024, the Company announced CoreWeave’s execution of options to secure an additional 70 MW and 112 MW, respectively, of infrastructure to host its HPC operations. In October 2024, the Company announced that CoreWeave had exercised its final option for an additional 120 MW of infrastructure.
These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions. We believe that using our existing infrastructure for HPC hosting operations will provide more consistent dollar-based revenue and represents substantially less risk than our traditional hosted bitcoin mining or our bitcoin self-mining operations. As a result, we intend to focus our business development and marketing efforts on expanding our HPC hosting customer base. As a result, we initiated a significant strategic transition from bitcoin mining to hosting and colocation services for customers employing hosting services for HPC workloads such as artificial intelligence-related applications.
During 2024, we were substantially engaged in constructing, refurbishing, reallocating or converting a substantial portion of our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence related workloads, primarily for our one existing HPC customer, but also to support our commitment to meeting the growing demand for HPC solutions and diversifying our revenue streams.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (‘self-mining”). We remain committed to maintaining the efficiency of our digital asset mining while capitalizing on the opportunities presented by the growing HPC hosting business.
We had an average hourly operating power demand of approximately 572 megawatts (“MW”) for the year ended December 31, 2024. We had secured approximately 1,317 MW of contracted power capacity at our sites as of December 31, 2024. We also operate and manage one of the largest data center infrastructure asset bases among publicly listed North American miners with operational capacity of approximately 784 MW in support of our mining and HPC operations.
Our average self-mining fleet energy efficiency for the year ended December 31, 2024 was 25.1 joules per terahash, compared to 27.9 joules per terahash for the year ended December 31, 2023. Self-mining fleet energy efficiency is a measure of our fleet’s average actual energy efficiency over the period presented.
Our total revenue was $510.7 million, $502.4 million and $640.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. We generated an operating loss of $19.2 million and operating income of $9.0 million for the years ended December 31, 2024 and 2023, respectively, and an operating loss of $2.11 billion for the year ended December 31, 2022. We incurred net loss of $1.32 billion, $246.5 million and $2.15 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $157.4 million, $169.5 million and $(11.6) million for the years ended December 31, 2024, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
Developments During 2024
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
Convertible Notes Offerings
On December 5, 2024, the Company completed a private offering (the “2031 Convertible Notes Offering”) of $625.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The net proceeds from the 2031 Convertible Notes Offering were approximately $608.7 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company intends to use the net proceeds from the 2031 Convertible Notes Offering for general corporate purposes, including working capital, operating expenses, capital expenditures, acquisitions of complementary businesses or assets, or other repurchases of its securities.
On August 19, 2024, the Company completed a private offering (the “2029 Convertible Notes Offering”) of $460.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”). The net proceeds from the 2029 Convertible Notes Offering were approximately $447.6 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company used approximately $62.0 million of the net proceeds from the 2029 Convertible Notes Offering to repay in full the outstanding loans under the Exit Credit Agreement, of which $0.8 million was paid for interest. Additionally, the Company used approximately $154.1 million of the net proceeds from the 2029 Convertible Notes Offering to redeem all of the outstanding Secured Notes, of which $4.1 million was paid for interest. Further, the Company paid $49.6 million to repay the BlockFi facility in full, of which $0.7 million was paid for interest, and paid $6.5 million to repay the Stonebriar facility in full, of which $0.1 million was paid for interest. The Company intends to use the remaining net proceeds from the 2029 Convertible Notes Offering for general corporate purposes, including working capital, operating expenses, capital expenditures, acquisitions of complementary businesses or assets, or other repurchases of its securities.
For more detailed information regarding the 2031 Convertible Notes Offering and the 2029 Convertible Notes Offering conversion, refer to Note 8 — Convertible and Other Notes Payable to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Halving
On April 19, 2024, the Bitcoin protocol executed its fourth planned halving, wherein the bitcoin rewards issued for each solved block declined from 6.25 bitcoin to 3.125 bitcoin, reducing the bitcoin received from bitcoin mining by 50% (excluding transaction fee rewards). As a result, revenue generated from bitcoin mining declined, adversely impacting gross profit.
Emergence from Bankruptcy
On January 15, 2024, the Company and certain of its affiliates (collectively, the “Debtors”) filed with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and its Affiliated Debtors (with Technical Modifications) (the “Plan of Reorganization”). On January 16, 2024, the Bankruptcy Court entered an order confirming the Plan of Reorganization. On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy. On January 24, 2024, the Company’s common shares began trading on the Nasdaq market under the ticker symbol CORZ.
On the Effective Date, the obligations of the Company under the Company’s notes sold pursuant to (i) the Secured Convertible Note Purchase Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Secured Convertible Notes”), and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time), by and among Core Scientific, Inc. (as successor of Core Scientific Holding Co.), the guarantors party thereto from time to time, U.S. Bank National Association, as note agent and collateral agent, and the purchasers of the notes issued thereunder (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”), replacement debtor-in-possession credit agreement, stock certificates, book entries, and any other certificate, share, note, bond, indenture, purchase right, option, warrant, or other instrument or document, directly or indirectly, evidencing or creating any indebtedness or obligation of or ownership interest in the Debtors giving rise to any claim or interest (except such certificates, notes or other instruments or documents evidencing indebtedness or obligations of, or interests in, the Debtors that are specifically reinstated pursuant to the Plan of Reorganization) were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.

On the Effective Date, Pursuant to the Plan of Reorganization
•The Company entered into a credit and guaranty agreement (the “Exit Credit Agreement”), consisting of an $80 million first-lien credit facility with certain holders of the Company’s Convertible Notes. The Exit Credit Agreement was paid in full on August 19, 2024.
•The Company issued $150.0 million aggregate principal amount of senior secured notes due 2028 (the “Secured Notes”) pursuant to a secured notes indenture (the “Secured Notes Indenture”). The Secured Notes were paid in full on August 19, 2024.
•The Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “New Secured Convertible Notes”) pursuant to a secured convertible notes indenture (the “New Secured Convertible Notes Indenture”). The New Secured Convertible Notes were issued to holders of the Company’s Convertible Notes. The New Secured Convertible notes were mandatorily converted as of July 10, 2024 and are no longer outstanding.
•The Company entered into an agreement which provided for the issuance of contingent value rights (the “CVRs”) to holders of the Company’s Convertible Notes and provided for the issuance of CVRs issued to holders of allowed general unsecured claims (the GUC CVRs”). On July 1, 2024, the GUC CVR obligations were extinguished pursuant to their terms when the VWAP of the Company’s New Common Stock on Nasdaq National Market System exceeded $5.02 for 20 trading days within the applicable 30 consecutive trading day period.
•The holders of our pre-emergence Secured Convertible Notes and Other Convertible Notes received Secured Notes Indenture, New Secured Convertible Notes Indenture, post-emergence common stock and CVRs. Certain holders of New Secured Convertible Notes also funded and received the Exit Credit Agreement.
For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 8 — Convertible and Other Notes Payable, 9 — Contingent Value Rights and Warrant Liabilities and 12 — Stockholders' Deficit to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure for digital asset mining and hosting services, we believe that we are well positioned to serve customers in digital asset mining and an expanding market for HPC operations. As noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing HPC hosting services. Furthermore, we believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies.
We focus primarily on contracting our digital infrastructure for HPC hosting, and mining and selling bitcoin for cash, enhancing efficiencies in our operations (reducing our cost to mine). Our digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
Our data centers house bitcoin mining computers and will increasingly house graphics processing units (“GPUs”). These specialized facilities lever our specialized design and construction proficiency by employing high-density, low-cost engineering, power designs and modular construction. For digital asset mining, our proprietary thermodynamic structural design manages heat and airflow to deliver best-in-class uptime and, ultimately, increased mining rewards to us and our customers. We are allocating a significant portion of our current and future data centers to support other forms of high-value computing, such as HPC hosting operations, in connection with our short-, medium- and long-term strategic plan.
Business Strategy
Our business strategy is to grow our revenue and profitability by expanding our existing large-scale data center infrastructure portfolio configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning and artificial intelligence, and maximizing the portion of our existing infrastructure portfolio contracted for HPC hosting. We intend to continue to strategically develop and make operational the infrastructure necessary to support our existing contractual commitments to our existing HPC customer and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the HPC Hosting segment to expand our business into these areas using our knowledge, expertise, existing and future infrastructure where favorable market opportunities exist.
Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.
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
Our Digital Asset Self-Mining operation segment generates revenue from the deployment and operation our own large fleet of miners within our owned digital infrastructure as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin. We began digital asset mining at scale in 2018 and in 2020 became one of the largest North American providers of hosting services primarily for third-party mining customers. We had an average hourly operating power demand of approximately 572 MW for the year ended December 31, 2024.
Our Digital Asset Hosted Mining operation segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. Our Digital Asset Hosted Mining operation segment provides a full suite of services to our digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets. We do not expect to further expand our Digital Asset Hosted Mining operations in 2025 and future years.
Our HPC Hosting operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. Our HPC Hosting operation segment provides colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. As of December 31, 2024, we have operational capacity of approximately 784 MW to support of our existing and planned HPC operations.
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
We have entered into and facilitated agreements with vendors to supply mining equipment for our digital asset mining operations. The majority of our purchases are made on multi-month contracts with installment payments due in advance of scheduled deliveries. Delivery schedules have ranged from one month to 12 months. As of December 31, 2023, we had two active purchase agreements with Bitmain. The first agreement was for the acquisition of Antminer S19J XP miners with a combined exahash of 4.1 or 28,400 miners. The second agreement was for the acquisition of Antminer S21 miners with a combined exahash of 2.5 or approximately 12,900 miners. As of December 31, 2024, the Company had received all of the miners and completed all 2024 payments due on miners ordered for deployment this year.

The tables below summarize the total number of self- and hosted miners in operation as of December 31, 2024 and December 31, 2023 (miners in thousands):

	Bitcoin Miners in Operation as of December 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.1	164.0
Hosted miners	1.0	7.1
Total mining equipment	20.1	171.1

	Bitcoin Miners in Operation as of December 31, 2023
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.9	158.0
Hosted miners	6.3	51.1
Total mining equipment	23.2	209.1
Summary of Digital Asset Activity
Activity related to our digital asset balances for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[2]	409,560	389,456
Mining proceeds from shared hosting	15,693	17,626
Proceeds from sales of digital assets	(402,461)	(404,686)
Change in fair value of digital assets	(1,052)	—
Gain from sale of digital assets	—	3,886
Impairment of digital assets	—	(4,406)
Payment of board fee	(89)	(316)
Other	(66)	—
Digital assets, end of period	$23,893	$2,284
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of December 31, 2024 and December 31, 2023, there was $0.9 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Business Mix Shift to HPC
The planned growth of our HPC data center hosting operations business, through increased investment in conversion of several of our bitcoin mining sites to HPC data center hosting sites over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as HPC begins to account for a comparatively larger percentage of our financial results. The HPC data center hosting business is characterized by implementation of long-term contracts with customers spanning several years with terms and conditions outlining and resulting in stable, predictable revenue and cash flows over each period.
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
Our business environment is constantly evolving. However, digital asset mining is now dominated by large-scale, industrial miners operating large dedicated facilities around the world, including sovereign nation states with vast resources who mine directly or support mining operations through their sovereign wealth funds, all of whom compete to solve new blocks, acquire new and used miners, and purchase and consume energy and supplies to build mining facilities. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable sources of high power, and evaluating new technology developments in the industry.
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
We believe we possess unique knowledge of data center design principles and systems integration architectures, as well as extensive experience designing, constructing and operating data centers that differentiates and informs our plans for modifying digital asset mining data centers to support HPC hosting, and for developing new data centers designed to support future high-value computing requirements. This knowledge includes designs for higher rack energy densities than currently offered in the legacy data center market to satisfy emerging requirements for advanced technologies supporting emerging workloads such as artificial intelligence.
We develop proprietary hardware and software solutions that support our current operations and represent potential future growth opportunities. We intend to continue to invest judiciously in research and development activities to extend our platform management and software solutions in order to manage our infrastructure and mining fleet more efficiently and productively.
Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and internal regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the SEC expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, former President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee. Most recently, in January 2025, the Acting SEC Chairman announced the launch of a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets, in contrast to the SEC’s prior reliance on enforcement actions to regulate cryptocurrencies. The extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and they may not be ascertainable in the near future.
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
Key Business Operating Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. For a definition of these key business operating metrics, see the sections titled “Self-Mining Hash Rate,” and “Cost of Self-Mining One Bitcoin and Hash Cost,” (below), and for non-GAAP financial measures, see the section titled “Adjusted EBITDA” (below).

	December 31,
	2024	2023	2022
Self-Mining Hash rate (Exahash per second)	19.1	16.9	15.7
Adjusted EBITDA (in millions)	$157.4	$169.5	$(11.6)

	Year Ended December 31,
	2024	2023	2022
Cash Costs per Bitcoin
Power cost per bitcoin self-mined	$24,375	$12,464	$10,545
Operational costs per bitcoin self-mined[1]	6,012	2,443	1,736
Total cost to self-mine one bitcoin[2]	$30,387	$14,907	$12,281

Cash-Based Hash Cost[3]
Power cost per terahash	$0.025	$0.033	$0.044
Operational costs per terahash[1]	0.006	0.006	0.007
Total cash-based hash cost[3]	$0.031	$0.039	$0.051

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
Our self-mining hash rate was 19.1 EH/s and 16.9 EH/s as of December 31, 2024 and 2023, respectively representing a 13% increase year over year.

Our combined self-mining and customer and related party hosting hash rate decreased 13%, to 20.1 EH/s as of December 31, 2024, from 23.2 EH/s as of December 31, 2023.
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
Cash Costs per Bitcoin and Cash-Based Hash Cost are key business operating metrics. The cost of self-mining one bitcoin metric provides useful information to investors as it demonstrates our capacity to profitably mine bitcoin when comparing it to the price of bitcoin, particularly given volatility in energy prices as well as in the price of bitcoin. Management uses this metric to monitor both our cost efficiency in mining bitcoin as compared to our past performance and the performance of competitors, as well as our continued ability to profitably mine bitcoin. Similarly, the hash cost provides useful information to investors as it demonstrates our cost efficiency in solving computations on the Bitcoin network to mine bitcoin. Management uses this information to monitor our cost efficiency in mining bitcoin as compared to our past performance and the performance of our competitors.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net loss, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) HPC organizational startup costs which are not reflective of the ongoing costs incurred after startup, (ix) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net loss to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022, (in thousands):

	Year Ended December 31,
	2024	2023[1]	2022[1]
Adjusted EBITDA
Net loss	$(1,315,005)	$(246,487)	$(2,146,318)
Adjustments:
Interest expense, net	37,070	86,238	96,826
Income tax expense (benefit)	859	683	(17,091)
Depreciation and amortization	113,205	96,003	225,259
Stock-based compensation expense	51,924	58,892	182,894
Unrealized fair value adjustment on energy derivatives	(2,262)	2,262	—
Impairment of goodwill and other intangibles	—	—	1,059,265
Impairment of property, plant and equipment	—	—	590,673
Losses on exchange or disposal of property, plant and equipment	4,210	1,956	28,025
Gain on sale of intangible assets	—	—	(5,904)
Loss (gain) on debt extinguishment	487	(20,065)	287
Cash restructuring charges	—	—	1,320
Fair value adjustment on acquired vendor liability	—	—	9,498
Equity line of credit expenses	—	—	1,668
HPC organizational startup costs	4,611	—	—
Post-emergence bankruptcy advisory costs	4,822	—	—
Change in fair value of convertible notes	—	—	186,853
Fair value adjustment on derivative warrant liabilities	—	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Change in fair value of warrants and contingent value rights	1,369,157	—	—
Other non-operating expenses (income), net	(325)	(2,530)	5,232
Other	123	1,474	5,276
Adjusted EBITDA	$157,437	$169,548	$(11,579)
1 Certain prior year amounts have been omitted for consistency with the current year presentation.
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
•HPC hosting revenue. HPC hosting revenue is generated by licensing data center space and related services to licensees at our Austin, Texas data center. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HPC hosting power fees are passed through to the customer without markup and are included on a gross basis in HPC hosting revenue.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of HPC hosting services relate to our Austin, Texas data center, and primarily consists of facility operations expense, which includes maintenance and lease expense, power fees, payroll and benefits expense and stock-based compensation expense. HPC hosting power fees are passed through to the customer without markup and are included on a gross basis in Cost of HPC hosting services.
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
Change in fair value of energy derivatives
The Change in fair value of energy derivatives represents changes in the fair value of the derivative liability related to the energy forward purchase contract described in more detail in “Energy Forward Purchase Contract” in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K.
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
•Research and development. We invest in research and development to enhance the efficiency and effectiveness of our mining operations and hosting services and to support our efforts to capture business opportunities in adjacent high-value computing markets. Research and development costs include compensation and benefits, stock-based compensation, other personnel related costs and professional fees.
•Sales and marketing. Sales and marketing expenses consist of marketing expenses, trade shows and events, professional fees, compensation and benefits, stock-based compensation and other personnel-related costs.
•General and administrative. General and administrative expenses include compensation, benefits, other personnel-related expenses for employees who are not part of our operating sites, research, development, sales, or marketing functions. Also included are stock-based compensation, rent, HPC organizational and site startup costs, post-emergence bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. HPC organizational startup costs were primarily consulting costs that were specifically incurred preparing for and entering into the HPC hosting business, and are not expected to be incurred in the ongoing operations of the HPC hosting business. HPC site startup costs are noncapitalizable costs associated with the administration of converting and building of future HPC hosting operating sites, and include compensation and other personnel-related expenses, including stock-based compensation. Similar costs will be incurred in the future operations of the HPC hosting sites.
Non-operating expenses (income), net:
Non-operating expenses (income), net includes loss (gain) on debt extinguishment, interest expense, net, reorganization items, net, fair value adjustments of convertible notes, warrants and contingent value rights, and other non-operating (income) expenses, net. Reorganization items, net consists of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.
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

Results of Operations for the Year Ended December 31, 2024 and 2023
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Year Ended December 31,
	2024	2023	$ Change
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$18,407
Digital asset hosted mining revenue from customers	77,554	102,005	(24,451)
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)
HPC hosting revenue	24,378	—	24,378
Total revenue	510,672	502,400	8,272
Cost of revenue:
Cost of digital asset self-mining	314,335	291,696	22,639
Cost of digital asset hosted mining services	53,558	87,245	(33,687)
Cost of HPC hosting services	21,709	—	21,709
Total cost of revenue	389,602	378,941	10,661
Gross profit	121,070	123,459	(2,389)
Change in fair value of digital assets	(1,052)	—	(1,052)
Gain from sale of digital assets	—	3,893	(3,893)
Impairment of digital assets	—	(4,406)	4,406
Change in fair value of energy derivatives	(2,757)	(3,918)	1,161
Loss on disposal of property, plant and equipment	(4,210)	(1,956)	(2,254)
Operating expenses:
Research and development	11,830	7,184	4,646
Sales and marketing	9,969	7,019	2,950
General and administrative	110,448	93,908	16,540
Total operating expenses	132,247	108,111	24,136
Operating (loss) income	(19,196)	8,961	(28,157)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	20,552
Interest expense, net	37,070	86,238	(49,168)
Reorganization items, net	(111,439)	191,122	(302,561)
Change in fair value of warrants and contingent value rights	1,369,157	—	1,369,157
Other non-operating income, net	(325)	(2,530)	2,205
Total non-operating expenses, net	1,294,950	254,765	1,040,185
Loss before income taxes	(1,314,146)	(245,804)	(1,068,342)
Income tax expense	859	683	176
Net loss	$(1,315,005)	$(246,487)	$(1,068,518)

Revenue

	Year Ended December 31,
	2024	2023	$ Change
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$18,407
Digital asset hosted mining revenue from customers	77,554	102,005	(24,451)
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)
HPC hosting revenue	24,378	—	24,378
Total revenue	$510,672	$502,400	$8,272
Percentage of total revenue:
Digital asset self-mining revenue	80%	78%
Digital asset hosted mining revenue from customers	15%	20%
Digital asset hosted mining revenue from related parties	—%	2%
HPC hosting revenue	5%	—%
Total revenue	100%	100%
Total revenue increased by $8.3 million or 2%, to $510.7 million for the year ended December 31, 2024, from $502.4 million for the year ended December 31, 2023, as a result of the factors described below.
Digital asset self-mining revenue increased by $18.4 million or 5%, to $408.7 million for the year ended December 31, 2024, from $390.3 million for the year ended December 31, 2023. The year over year increase in self-mining revenue was driven primarily by:
•a 128% increase in the average price of bitcoin to $65,894 for the year ended December 31, 2024, compared to $28,859 for the year ended December 31, 2023;
•a 13% increase in self-mining hash rate to 19.1 EH/s for the year ended December 31, 2024, from 16.9 EH/s for the same period in the prior year;
•an approximate net increase of 6,000 mining units deployed; and
•and an increase in our average self-mining hash rate fleet mix and efficiency to 25.1 joules per terahash.
This increase in self-mining revenue was partially offset by:
•a 52% decrease in bitcoin mined to 6,595 for the year ended December 31, 2024, compared to 13,762 for the year ended December 31, 2023, driven primarily by:
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦the operational shift from digital asset self-mining to HPC hosting; and
◦a 66% increase in the twelve-month average network hash rate over prior year.
Total digital asset hosted mining revenue from customers decreased by $24.5 million or 24%, to $77.6 million for the year ended December 31, 2024, from $102.0 million for the year ended December 31, 2023. The decrease in hosted mining revenue from customers was primarily driven by the termination of contracts with several customers since 2023, due primarily to our shift to HPC hosting.
Total digital asset hosted mining revenue from related parties was nil for the year ended December 31, 2024, compared to $10.1 million for the year ended December 31, 2023. There were no related-party transactions during the year ended December 31, 2024.
Total HPC hosting revenue was $24.4 million for the year ended December 31, 2024, compared to nil for the same period in the prior year due to the initiation of HPC hosting operations at our Austin, Texas data center during the quarter ended June 30, 2024.

Cost of revenue

	Year Ended December 31,
	2024	2023	$ Change
Cost of revenue	$389,602	$378,941	$10,661
Gross profit	121,070	123,459	(2,389)
Gross margin	24%	25%
Cost of revenue increased by $10.7 million or 3%, to $389.6 million for the year ended December 31, 2024, from $378.9 million for the year ended December 31, 2023. As a percentage of total revenue, cost of revenue totaled 76% and 75% for the year ended December 31, 2024 and 2023, respectively. The increase in cost of revenue was primarily attributable to:
•a $21.7 million increase in HPC hosting costs, primarily rent and power incurred during the current fiscal year with no comparable activity for the same period in fiscal 2023;
•a $16.7 million increase in depreciation expense driven by the increase in the number of miners in service;
•a $5.9 million increase in payroll and benefits is due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•a $1.9 million increase in stock-based compensation expense; partially offset by
•a $32.0 million decrease in power costs from lower rates and usage and $3.3 million lower facility operations expense.
Change in fair value of digital assets

	Year Ended December 31,
	2024	2023	$ Change
Change in fair value of digital assets	$(1,052)	$—	$(1,052)
Percentage of total revenue	—%	—%
Change in fair value of digital assets was $1.1 million for the year ended December 31, 2024, and reflects the Company’s adoption of ASU 2023-08 effective January 1, 2024.
Gain from sale of digital assets

	Year Ended December 31,
	2024	2023	$ Change
Gain from sale of digital assets	$—	$3,893	$(3,893)
Percentage of total revenue	—%	1%
Gain from sale of digital assets was nil for the year ended December 31, 2024, compared to a gain of $3.9 million for the year ended December 31, 2023. There are no gains from sale of digital assets recorded in fiscal 2024 due to the Company’s adoption of ASU 2023-08 effective January 1, 2024. For the year ended December 31, 2023, the carrying value of our digital assets sold was $400.8 million and the sales price was $404.7 million.

Impairment of digital assets

	Year Ended December 31,
	2024	2023	$ Change
Impairment of digital assets	$—	$(4,406)	$4,406
Percentage of total revenue	—%	(1)%
Impairment of digital assets was nil for the year ended December 31, 2024, compared to $4.4 million for the year ended December 31, 2023. Upon the Company’s adoption of ASU 2023-08 effective January 1, 2024, the Company measures digital assets at fair value each reporting period with changes in fair value recognized in net income. Prior to the adoption of ASU 2023-08, impairment existed when the carrying amount exceeded its fair value. Impairment was measured using quoted prices of the digital asset at the time its fair value was being assessed. Quoted prices, including intraday low prices, were collected and utilized in impairment testing and measurement on a daily basis. If the then current carrying value of a digital asset exceeded the fair value so determined, an impairment loss occurred with respect to those digital assets in the amount equal to the difference between their carrying value and the price determined. The carrying value of our digital assets amounted to $23.9 million as of December 31, 2024, and $2.3 million as of December 31, 2023.
Change in fair value of energy derivatives

	Year Ended December 31,
	2024	2023	$ Change
Change in fair value of energy derivatives	$(2,757)	$(3,918)	$1,161
Percentage of total revenue	(1)%	(1)%
Change in fair value of energy derivatives, which is related to the change in fair value of the derivative liability of the energy forward purchase contract entered into in October 2023, was $2.8 million for the year ended December 31, 2024, compared to $3.9 million for the year ended December 31, 2023.
Losses on exchange or disposal of property, plant and equipment

	Year Ended December 31,
	2024	2023	$ Change
Losses on exchange or disposal of property, plant and equipment	$(4,210)	$(1,956)	$(2,254)
Percentage of total revenue	(1)%	—%
Losses on exchange or disposal of property, plant and equipment increased by $2.3 million to $4.2 million for the year ended December 31, 2024, from $2.0 million for the year ended December 31, 2023. This loss was due to the disposal of mining equipment.

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change
Operating expenses:
Research and development	$11,830	$7,184	$4,646
Sales and marketing	9,969	7,019	2,950
General and administrative	110,448	93,908	16,540
Total operating expenses	$132,247	$108,111	$24,136
Percentage of total revenue	26%	22%
Total operating expenses increased $24.1 million or 22%, to $132.2 million for the year ended December 31, 2024, from $108.1 million for the year ended December 31, 2023.
Research and development expenses increased by $4.6 million or 65%, to $11.8 million for the year ended December 31, 2024, from $7.2 million for the year ended December 31, 2023. The increase was driven by a $3.1 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount, and a $1.5 million increase in stock-based compensation expense.
Sales and marketing expenses increased by $3.0 million to $10.0 million for the year ended December 31, 2024, from $7.0 million for the year ended December 31, 2023. The increase was driven primarily by:
•a $1.1 million increase in advertising and marketing expenses;
•a $0.9 million increase in stock-based compensation expense;
•a $0.5 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•a $0.4 million increase in travel and training expense.
General and administrative expenses increased by $16.5 million or 18%, to $110.4 million for the year ended December 31, 2024, from $93.9 million for the year ended December 31, 2023. The increase was primarily driven by:
•an $18.2 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount to support our transition to HPC operations;
•a $5.0 million increase in professional fees;
•a $4.8 million in post-emergence bankruptcy advisor fees;
•a $0.9 million increase in property tax;
•a $0.9 million increase in advertising and marketing; and
•a $0.7 million increase in software subscriptions.
This increase in general and administrative expenses was partially offset by:
•$12.3 million lower stock-based compensation primarily due to cancellation and forfeitures of equity-based awards during the year ended December 31, 2024, and also due to no new equity awards granted during fiscal 2023; and
•a $2.2 million decrease in other operating expense primarily driven by decreased business insurance expense.
For the year ended December 31, 2024, $9.1 million of general and administrative expenses are classified as HPC site startup costs. These costs are primarily payroll, benefits, and stock-based compensation for activities related to the startup of our HPC sites that have transitioned from digital asset site operations and administration.

Non-operating expenses (income), net

	Year Ended December 31,
	2024	2023	$ Change
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	$487	$(20,065)	$20,552
Interest expense, net	37,070	86,238	(49,168)
Change in fair value of warrants and contingent value rights	1,369,157	—	1,369,157
Reorganization items, net	(111,439)	191,122	(302,561)
Other non-operating income, net	(325)	(2,530)	2,205
Total non-operating expenses, net	$1,294,950	$254,765	$1,040,185
Total non-operating expenses, net increased by $1.04 billion, to $1.29 billion for the year ended December 31, 2024, from total non-operating expenses, net of $254.8 million for the year ended December 31, 2023. The increase in total non-operating expenses, net was primarily driven by:
•the Company’s entry into a warrant agreement and Convertible Value Rights Agreement pursuant to the Plan of Reorganization. During the year ended December 31, 2024, we incurred a $1.37 billion Change in fair value of warrant and contingent value rights due to the increase in the price of the underlying instruments driven by the increase in the Company’s stock price to $14.05 per share as of December 31, 2024, from $3.44 per share as of the Effective Date. The increase in stock price resulted in a $1.45 billion increase in the fair value of the warrant liabilities during the year ended December 31, 2024, partially offset by a $82.1 million decrease in fair value of contingent value rights; and
•a $20.1 million Gain on extinguishment of debt recognized during the same period in the prior year.
This increase was partially offset by:
•a $302.6 million decrease in Reorganization items, net related to a $238.4 million gain associated with the satisfaction of allowed claims, a $70.7 million decrease in professional fees and other bankruptcy costs, and a $24.5 million decrease in debtor-in-possession financing costs, partially offset by a $18.2 million increase in negotiated settlements and a $12.8 million increase in reimbursed claimant professional fees; and
•a $49.2 million decrease in Interest expense, net resulting from lower average debt balances during the year ended December 31, 2024.
Income tax expense

	Year Ended December 31,
	2024	2023	$ Change
Income tax expense	$859	$683	$176
Percentage of total revenue	—%	—%
Income tax expense consists of U.S. federal, state and local income taxes. For the years ended December 31, 2024 and 2023, our income tax expense was $0.9 million and $0.7 million, respectively. The Company's effective tax rate for the year ended December 31, 2024, was lower than the federal statutory rate of 21% primarily due to a valuation allowance on the Company’s deferred tax assets and certain non-deductible expenses.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$408,740	$390,333	$18,407
Cost of digital asset self-mining:
Power fees	160,833	165,848	(5,015)
Depreciation expense	108,499	88,628	19,871
Employee compensation	26,129	16,853	9,276
Facility operations expense	13,274	14,055	(781)
Other segment items	5,600	6,312	(712)
Total cost of digital asset self-mining	314,335	291,696	22,639
Digital Asset Self-Mining gross profit	$94,405	$98,637	$(4,232)
Digital Asset Self-Mining gross margin	23%	25%	(2)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$77,554	$112,067	$(34,513)
Cost of digital asset hosted mining services:			—
Power fees	35,408	62,366	(26,958)
Depreciation expense	3,604	6,806	(3,202)
Employee compensation	4,933	6,337	(1,404)
Facility operations expense	2,765	5,285	(2,520)
Other segment items	6,848	6,451	397
Total cost of digital asset hosted mining services	53,558	87,245	(33,687)
Digital Asset Hosted Mining gross profit	$23,996	$24,822	$(826)
Digital Asset Hosted Mining gross margin	31%	22%	9%

HPC Hosting Segment
HPC hosting revenue:
License fees	$17,498	$—	$17,498
Maintenance and other	73	—	73
Licensing revenue	17,571	—	17,571
Power fees passed through to customer	6,807	—	6,807
Total HPC hosting revenue	24,378	—	24,378
Cost of HPC hosting services:
Depreciation expense	3	—	3
Employee compensation	2,514	—	2,514
Facility operations expense	11,907	—	11,907
Other segment items	478	—	478
Cost of licensing revenue	14,902	—	14,902
Power fees passed through to customer	6,807	—	6,807
Total cost of HPC hosting services	21,709	—	21,709
HPC Hosting gross profit	$2,669	$—	$2,669
HPC Hosting licensing gross margin	15%	—%	15%
HPC Hosting gross margin	11%	—%	11%

Consolidated
Consolidated total revenue	$510,672	$502,400	$8,272
Consolidated cost of revenue	$389,602	$378,941	$10,661
Consolidated gross profit	$121,070	$123,459	$(2,389)
Consolidated gross margin	24%	25%	(1)%

Digital Asset Self-Mining
For the year ended December 31, 2024, gross profit in the Digital Asset Self-Mining segment decreased by $4.2 million compared to the year ended December 31, 2023, reflecting a Digital Asset Self-Mining segment gross margin of 23% for the year ended December 31, 2024, compared to 25% for the year ended December 31, 2023. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to:
•a $22.6 million or 8% increase in the total cost of digital asset self-mining driven by:
◦a $19.9 million or 22% increase in depreciation expense, which was driven primarily by an approximate net increase of 6,000 miners placed in service during the current year; and
◦a $9.3 million or 55% increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount; partially offset by
◦a $5.0 million decrease in power costs due primarily to lower power rates.
This increase in the total cost of digital asset self-mining was partially offset by:
•a 5% increase in self-mining revenue driven by:
◦a 128% increase in the average price of bitcoin;
◦a 13% increase in our self-mining hash rate to 19.1 EH/s for the year ended December 31, 2024, compared to 16.9 EH/s for the year ended December 31, 2023; and
◦an approximate net increase of 6,000 mining units deployed; partially offset by
◦a 52% decrease in bitcoin mined to 6,595 for the year ended December 31, 2024, compared to 13,762 for the year ended December 31, 2023, driven primarily by:
▪a 50% decrease in block rewards as a result of the April 2024 halving;
▪the operational shift from digital asset self-mining to HPC hosting; and
▪a 66% increase in the twelve-month average network hash rate over prior year.
Digital Asset Hosted Mining
For the year ended December 31, 2024, gross profit in the Digital Asset Hosted Mining segment decreased by $0.8 million compared to the year ended December 31, 2023, reflecting a Digital Asset Hosted Mining segment gross margin of 31% for the year ended December 31, 2024, compared to a gross margin of 22% for the year ended December 31, 2023. The increase in Digital Asset Hosted Mining segment gross margin for the year ended December 31, 2024, compared to the year ended December 31, 2023 was primarily due to:
•a $34.5 million or 31% decrease in the digital asset hosted mining revenue driven primarily by a $24.5 million decrease from the termination of contracts with several customers since 2023, due primarily to our shift to HPC hosting, and a $10.1 million decrease in digital asset hosted mining revenue from related parties as there were no related party transactions during fiscal 2024, partially offset by:
• a $33.7 million or 39% decrease in the total cost of digital asset hosted mining services driven primarily by a $27.0 million decrease in power costs from lower rates and usage.
For the years ended December 31, 2024 and 2023, the top three hosting customers accounted for approximately 89% and 72%, respectively, of the Digital Asset Hosting’s segment total revenue.
HPC Hosting
For the year ended December 31, 2024, gross profit in the HPC Hosting segment was $2.7 million compared to nil for the year ended December 31, 2023, due to the HPC Hosting segment starting operation during the quarter ended June 30, 2024. HPC hosting revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. HPC hosting costs at our Austin, Texas data center consist primarily of lease expense, the direct pass-through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Reportable segment gross profit	$121,070	$123,459	$(2,389)
Change in fair value of digital assets	(1,052)	—	(1,052)
Gain from sale of digital assets	—	3,893	(3,893)
Impairment of digital assets	—	(4,406)	4,406
Change in fair value of energy derivatives	(2,757)	(3,918)	1,161
Loss on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(2,254)
Operating expenses:
Research and development	11,830	7,184	4,646
Sales and marketing	9,969	7,019	2,950
General and administrative	110,448	93,908	16,540
Total operating expenses	132,247	108,111	24,136
Operating (loss) income	(19,196)	8,961	(28,157)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	20,552
Interest expense, net	37,070	86,238	(49,168)
Reorganization items, net	(111,439)	191,122	(302,561)
Change in fair value of warrants and contingent value rights	1,369,157	—	1,369,157
Other non-operating (income) expense, net	(325)	(2,530)	2,205
Total non-operating expenses, net	1,294,950	254,765	1,040,185
Loss before income taxes	$(1,314,146)	$(245,804)	$(1,068,342)
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operations primarily through cash generated from operations, including the sale of self-mined bitcoin and fees from licensing HPC data center space, debt issuances, equipment financing arrangements, and sales of equity securities. Although our present needs will likely still result in sales of a significant portion of our self-mined bitcoin, we also may employ strategies intended to optimize cash received from self-mined bitcoin which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time.
Historically, a substantial portion of our liquidity needs arose from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. During the fiscal year ended December 31, 2024, the Company successfully repaid a significant portion of its outstanding loans, notes, and obligations, issued in accordance with the Plan of Reorganization. This extinguishment of these loans, notes and obligations was achieved either through mandatory conversion events triggered by the Company's stock price or through proactive measures taken by the Company to settle its debts ahead of schedule. In part, the Company used its net proceeds from its 2029 Convertible Notes Offering and 2031 Convertible Notes Offering to extinguish its debt. For further information regarding the extinguishment of the Company’s debt and its private debt offerings, refer to Notes 8 — Convertible and Other Notes Payable and 9 — Contingent Value Rights and Warrant Liabilities to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2024, that our operating cash flows, existing cash balances, and continued access to debt markets will be sufficient to satisfy our cash requirements over the next twelve months and beyond.

Cash, Cash Equivalents, Restricted Cash and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	December 31,
	2024	2023	$ Change
Cash and cash equivalents	$836,197	$50,409	$785,788
Restricted cash	783	19,300	(18,517)
Total cash, cash equivalents and restricted cash	$836,980	$69,709	$767,271
As of December 31, 2024 and December 31, 2023, restricted cash of $0.8 million and $19.3 million, consisted of cash held in escrow to pay for construction and development activities.
The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$69,709	$52,240
Net cash provided by (used in)
Operating activities	42,896	65,114
Investing activities	(95,192)	(2,996)
Financing activities	819,567	(44,649)
Cash, cash equivalents and restricted cash - end of period	$836,980	$69,709
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
Net cash provided by operating activities was $42.9 million for the year ended December 31, 2024 and $65.1 million for the year ended December 31, 2023. The decrease in net cash provided by operating activities was primarily due to a increase in net loss of $1.07 billion, a $194.6 million decrease in working capital components, a $143.8 million increase in non-cash reorganization items, a $82.1 million decrease in the fair value of contingent value rights, a $18.2 million increase in digital asset self-mining and shared hosting revenue, and a $7.0 million decrease in stock-based compensation. The decrease in net cash provided by operating activities was partially offset by a $1.45 billion increase in the fair value of warrant liabilities, a $20.6 million decrease in loss on debt extinguishment, and a $17.2 million increase in depreciation and amortization.
Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the years ended December 31, 2024 and 2023, was $95.2 million and $3.0 million, respectively. The increase in net cash used in investing activities was driven primarily by a $78.8 million increase in purchases of property, plant and equipment, partially offset by $14.0 million of proceeds from the sale of the Cedarvale, Texas facility for the year ended December 31, 2023.
Financing Activities
Net cash provided by (used in) financing activities consists of proceeds from stock issuances, issuances of debt, net of issuance costs and principal payments on debt, including notes payable and finance leases.

Net cash provided by financing activities for the year ended December 31, 2024 was $819.6 million. Net cash used by financing activities for the year ended December 31, 2023 was $44.6 million. The change was due primarily to an inflow of $610.2 million from the proceeds for the issuance of the 0.00% convertible senior notes, net, $447.6 million from the proceeds for the issuance of the 3.00% convertible senior notes, net, $55.0 million from the issuance of common stock during the year ended December 31, 2024, and a $20.0 million draw from the Exit Facility. The increase in net cash provided by financing activities was partially offset by an increase in principal payments on debt of $263.8 million.
Future Commitments and Contractual Obligations
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and capital expenditures related to the conversion of a significant portion of our data centers to hosting HPC operations. Certain amounts included in our contractual obligations as of December 31, 2024, are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
Debt Obligations and Interest Payments
As of December 31, 2024, future principal payment obligations on our convertible notes and other notes payable totaled $1.12 billion, of which $17.7 million is expected to be due within one year. Cash payments for expected interest on our convertible notes and other notes payable is $15.8 million within the next twelve months and $56.1 million thereafter. For more information, refer to Note 8 — Convertible and Other Notes Payable, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Operating Lease Payments
As of December 31, 2024, our future payments under operating leases are $151.5 million, of which $18.6 million is due within one year. For more information, refer to Note 7 — Leases, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Capital Expenditure Commitment
As of December 31, 2024, the Company was contractually committed for approximately $1.14 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of its data centers to deliver hosting services for HPC. Of this amount, $899.3 million is reimbursable by our customer under our agreements. These capital expenditures are expected to occur over the next year. For additional discussion of Commitments and Contractual Obligations, refer to Note 11 — Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Block, Inc. Purchase Agreement
On July 5, 2024, the Company entered into a purchase agreement with Block, Inc. for the purchase of 3 nanometer ASIC chips representing approximately 15 EH/s of hash rate. On July 12, 2024, the Company paid a $10.0 million deposit which will be applied evenly towards the ASIC chips. Payments are due in installments, starting six months prior to delivery. Delivery of the ASIC chips is expected to begin by the second half of 2025. On January 15, 2025, the Company made a $21.3 million prepayment under the agreement. The Company expects to make additional payments over the next year in connection with the agreement, subject to the timing of anticipated deliveries.
Critical Accounting Estimates
The critical accounting estimates, assumptions, judgments and the related policies that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue From Contracts With Customers - Digital Asset Self-Mining Revenue
The recognition of digital asset mining revenue involves estimation uncertainty due to the variable and non-cash nature of the consideration received. We receive non-cash compensation in the form of bitcoin, less operator fees, for providing hash calculation services to mining pools. These amounts vary based on factors such as our share of the total network hash rate, Bitcoin network block rewards, and transaction fees. Operator fees also fluctuate depending on these rewards and fees.

We determine the fair value of this non-cash consideration using the spot rate for bitcoin as quoted on Coinbase Global, Inc., our principal market.
Property, Plant, and Equipment
The Company has made significant investments in Bitcoin mining equipment, which constitutes a substantial portion of its property, plant, and equipment. Accounting for this equipment involves significant judgment and estimation uncertainty, particularly regarding the determination of its estimated useful life for depreciation purposes and the assessment of potential impairment.

The Company depreciates its Bitcoin mining equipment using the straight-line method over an estimated useful life of three years. This estimate reflects management’s judgment based on the current state of technology and industry practices. However, the actual useful life of this equipment is uncertain due to the rapid pace of technological advancements in the Bitcoin mining industry.

The Company evaluates its Bitcoin mining equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the equipment may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the sum of the undiscounted futures cash flows expected from its use and disposal. If the carrying amount is not recoverable, the impairment loss is measured as the difference between the carrying amount and the asset's fair value. Potential impairment triggers include a significant decline in the market price of Bitcoin or the introduction of new technologies that reduce the efficiency or profitability of the Company’s existing equipment. These assessments rely on significant judgment and require assumptions about future events and conditions, including Bitcoin prices, mining difficulty rates, electricity costs, and anticipated technological advancements.

Management believes that its current estimates and assumptions are reasonable based on the information available. Actual results may differ, and any such differences could materially impact the Company’s financial condition and results of operations.
Stock-Based Compensation
The valuation of market condition restricted stock units ("MSUs") involves judgment due to the uncertainty in assumptions used in the Monte Carlo pricing model on the date of grant, which required inputs that were both unobservable and significant to the overall fair value measurement, including estimated volatility, which reflects anticipated variability in the Company’s stock price over time. If we had used different assumptions or estimates, the estimated fair value and expense recognition of the MSUs could have been materially different. Management believes its estimates are reasonable based on the information available.
Contingent Value Rights Liabilities
On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement which provided for the issuance of the CVRs to certain creditors. When the CVRs were recognized on the Effective Date, observable market data was not available. The Monte Carlo simulation model was used to determine their fair value, which required inputs that were both unobservable and significant to the overall fair value measurement, including expected volatility, which reflects anticipated variability in the Company’s stock price over time. If we had used different assumptions or estimates, the estimated fair value of the CVRs could have been materially different. At each reporting date subsequent to the Effective Date, the fair value of the CVRs has been determined based on the observable listed trading price for such CVRs, thereby eliminating the significant level of estimation uncertainty in periods subsequent to the initial recognition of the CVRs.
Warrant Liabilities
On the Effective Date, pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received warrants. When the warrants were recognized on the Effective Date, observable market data was not available. The Monte Carlo simulation model was used to determine their fair value, which required inputs that were both unobservable and significant to the overall fair value measurement, including expected volatility, which reflects anticipated variability in the Company’s stock price over time. If we had used different assumptions or estimates, the estimated fair value of the warrants could have been materially different. At each reporting date subsequent to the Effective Date, the fair value of the warrants has been determined based on the observable listed trading price for such warrants, thereby eliminating the significant level of estimation uncertainty in periods subsequent to the initial recognition of the warrants.

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities was subject to compromise or other treatment pursuant to a plan of reorganization. The determination of how liabilities were ultimately settled or treated was determined by the confirmed Chapter 11 plan of reorganization when it became effective. Accordingly, the ultimate amount of such claims is not determinable until such time as the Bankruptcy Court determines their allowed amount. Pre-petition liabilities that are subject to compromise are reported at the amounts management expects to become allowed by the Bankruptcy Court, even if they may be settled for different amounts upon confirmation. The amounts currently classified as Liabilities subject to compromise are preliminary and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, rejection of executory contracts, continued reconciliation or other events.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Emerging Growth Company
Prior to December 31, 2024, we qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We were able to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments.
On the last business day of the second quarter in 2024, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2024, the Company qualified as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and ceased to be an emerging growth company as defined in the JOBS Act.
The impact of this change in filing status includes being subject to the requirements of large accelerated filers, which includes shortened filing timelines, no delayed adoption of certain accounting standards, and attestation of the Company’s internal control over financial reporting by its independent auditor.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report on Form 10-K, see the section titled “Cautionary Note Regarding Forward-Looking Statements” included at the forepart of this Annual Report on Form 10-K.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin Mining operations to maximize the amount of new bitcoin rewards we earn. As of December 31, 2024, we held 255.9 bitcoin, with a carrying value of $23.9 million, all of which were produced from our bitcoin mining operations.
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

Bitcoin prices for the year ended December 31, 2024 ranged from a low of $38,515 to a high of $108,253, with an average price of $65,894. A hypothetical 10% increase or decrease in the price of bitcoin produced during the year ended December 31, 2024, would have increased or decreased net loss by approximately $40.9 million.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations. The Company manages the commodity price risk by entering into derivative instruments to manage the variability in future cash flows from forecasted energy purchases. Management considers energy prices, weather forecasts, forecasted energy purchases, and other factors when determining the extent of its risk management strategy over commodity price risk.
A hypothetical 10% change in commodity prices would have resulted in an immaterial change in the fair value of our commodity-based derivatives as of December 31, 2024 and 2023.
For more information, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(1)(a) herein, are incorporated by reference into this Item 8.
CONSOLIDATED FINANCIAL STATEMENT TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
To the Stockholders and Board of Directors of
Core Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Core Scientific, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report, dated February 26, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Digital Asset Self-Mining Revenue

We identified the accounting for revenue recognition from Digital Asset Self-Mining as a critical audit matter due to the complexities involved in auditing the completeness and occurrence of this revenue recognized by the Company. During the year ended December 31, 2024, the Company recognized revenue from Digital Asset Self-Mining of approximately $408.7 million. The Company’s management has exercised significant judgment in their determination of how existing accounting principles generally accepted in the United States should be applied to the accounting for revenue recognized from Digital Asset Self-Mining. In addition, the accounting for Digital Asset Self-Mining revenue recognized involved certain systems and applications subject to the general controls over the information technology (“IT”) environment of the Company.

The primary procedures we performed to address this critical audit matter included the following:

•Evaluated and tested the design and operating effectiveness of IT general controls over the Company’s IT environment and key financially relevant systems;
•Evaluated and tested the design and operating effectiveness of the financial controls pertaining to the Company’s processes for recognizing revenue from Digital Assets Self-Mining;
•Performed site visitations of the facilities where the Company’s mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory observation procedures;
•On a sample basis, tested the hashing power contributed by the Company’s mining hardware;
•Evaluated management’s rationale for the application of Accounting Standards Codification 606 to account for its digital assets earned, which included evaluating the provisions of the contract between the Company and the Mining Pool Operators;
•Evaluated management’s disclosures of its Bitcoin activity in the financial statement footnotes;
•Evaluated and tested management’s rationale and supporting documentation associated with the valuation of Bitcoin earned;
•Independently confirmed certain financial and performance data directly with the Mining Pool Operators;
•Independently confirmed certain financial data directly with the Company’s third-party wallet custodian;
•Compared the Company’s digital wallet and custody records to publicly available blockchain records; and
•Performed certain substantive analytical procedures to determine completeness and occurrence of digital assets earned by the Company as consideration for services rendered.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Los Angeles, CA
February 26, 2025

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$836,197	$50,409
Restricted cash	783	19,300
Accounts receivable	1,025	1,001
Digital assets	23,893	2,284
Prepaid expenses and other current assets	42,064	24,022
Total Current Assets	903,962	97,016
Property, plant and equipment, net	556,342	585,431
Operating lease right-of-use assets	114,472	7,844
Other noncurrent assets	24,039	21,865
Total Assets	$1,598,815	$712,156
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$19,265	$154,751
Accrued expenses and other current liabilities	69,230	179,636
Deferred revenue	18,134	9,830
Operating lease liabilities, current portion	9,974	77
Finance lease liabilities, current portion	1,669	19,771
Notes payable, current portion	16,290	124,358
Total Current Liabilities	134,562	488,423
Operating lease liabilities, net of current portion	97,843	1,512
Finance lease liabilities, net of current portion	3	35,745
Convertible and other notes payable, net of current portion	1,073,990	684,082
Contingent value rights	4,272	—
Warrant liabilities	1,097,285	—
Other noncurrent liabilities	11,040	—
Total liabilities not subject to compromise	2,418,995	1,209,762
Liabilities subject to compromise	—	99,335
Total Liabilities	2,418,995	1,309,097
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 and nil shares authorized at December 31, 2024 and December 31, 2023, respectively; none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock; $0.00001 and $0.0001 par value at December 31, 2024 and December 31, 2023, respectively; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 292,606 and 386,883 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	36
Additional paid-in capital	2,915,035	1,823,260
Accumulated deficit	(3,735,218)	(2,420,237)
Total Stockholders’ Deficit	(820,180)	(596,941)
Total Liabilities and Stockholders’ Deficit	$1,598,815	$712,156
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$397,796
Digital asset hosted mining revenue from customers	77,554	102,005	130,234
Digital asset hosted mining revenue from related parties	—	10,062	29,454
Equipment sales to customers	—	—	11,391
Equipment sales to related parties	—	—	71,438
HPC hosting revenue	24,378	—	—
Total revenue	510,672	502,400	640,313
Cost of revenue:
Cost of digital asset self-mining	314,335	291,696	395,082
Cost of digital asset hosted mining services	53,558	87,245	169,717
Cost of equipment sales	—	—	67,114
Cost of HPC hosting services	21,709	—	—
Total cost of revenue	389,602	378,941	631,913
Gross profit	121,070	123,459	8,400
Change in fair value of digital assets	(1,052)	—	—
Gain from sale of digital assets	—	3,893	44,298
Impairment of digital assets	—	(4,406)	(231,315)
Change in fair value of energy derivatives	(2,757)	(3,918)	—
Impairment of goodwill and other intangibles	—	—	(1,059,265)
Impairment of property, plant and equipment	—	—	(590,673)
Losses on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(28,025)
Operating expenses:
Research and development	11,830	7,184	26,962
Sales and marketing	9,969	7,019	12,731
General and administrative	110,448	93,908	213,280
Total operating expenses	132,247	108,111	252,973
Operating (loss) income	(19,196)	8,961	(2,109,553)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	287
Interest expense, net	37,070	86,238	96,826
Change in fair value of convertible notes	—	—	186,853
Change in fair value of warrants and contingent value rights	1,369,157	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Other non-operating (income) expense, net	(325)	(2,530)	5,232
Total non-operating expenses, net	1,294,950	254,765	53,856
Loss before income taxes	(1,314,146)	(245,804)	(2,163,409)
Income tax expense (benefit)	859	683	(17,091)
Net loss	$(1,315,005)	$(246,487)	$(2,146,318)
Net loss per share, basic and diluted	$(4.39)	$(0.65)	$(6.30)
Weighted average shares outstanding, basic and diluted	255,832	379,863	340,647

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(1,315,005)	$(246,487)	$(2,146,318)
Other comprehensive income (loss), net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— , $— and $—	—	—	83,579
Release to Reorganization items, net of accumulated fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $— and $—	—	—	(72,613)
Total other comprehensive income, net of income taxes	—	—	10,966
Comprehensive loss	$(1,315,005)	$(246,487)	$(2,135,352)
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(2,146,318)	—	(2,146,318)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	10,966	10,966
Stock-based compensation	—	—	—	—	182,894	—	—	182,894
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	43,762	4	(31,650)	—	—	(31,646)
Restricted stock awards forfeited	—	—	(2,456)	—	—	—	—	—
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	13,355	1	21,200	—	—	21,201
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at December 31, 2022	—	—	375,225	36	1,764,368	(2,173,750)	—	(409,346)
Net loss	—	—	—	—	—	(246,487)	—	(246,487)
Stock-based compensation	—	—	—	—	58,892	—	—	58,892
Exercise of stock options	—	—	3	—	—	—	—	—
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	12,046	—	—	—	—	—
Restricted stock awards forfeited	—	—	(391)	—	—	—	—	—
Balance at December 31, 2023	—	$—	386,883	$36	$1,823,260	$(2,420,237)	$—	$(596,941)

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit (cont’d)
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	—	$—	386,883	$36	$1,823,260	$(2,420,237)	$—	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	—	—	24	—	24
Balance at January 1, 2024, adjusted	—	—	386,883	36	1,823,260	(2,420,213)	—	(596,917)
Net loss	—	—	—	—	—	(1,315,005)	—	(1,315,005)
Stock-based compensation	—	—	—	—	52,411	—	—	52,411
Cancellation of common stock in connection with emergence	—	—	(386,883)	(36)	36	—	—	—
Issuance of new common stock in connection with emergence	—	—	152,576	2	296,893	—	—	296,895
Issuance of new common stock under the Equity Rights Offering	—	—	15,649	—	55,000	—	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	—	2,111	—	5,475	—	—	5,475
Issuance of new common stock for Bitmain obligation	—	—	10,735	—	27,839	—	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	—	—	33,202	—	—	33,202
Issuance of warrants	—	—	—	—	(345,856)	—	—	(345,856)
Exercise of stock options	—	—	—	—	9	—	—	9
Restricted stock awards issued, net of tax withholding obligations	—	—	4,543	—	(3,393)	—	—	(3,393)
Restricted stock awards forfeited	—	—	(40)	—	—	—	—	—
Exercise of warrants	—	—	61,565	1	704,710	—	—	704,711
Issuance of new common stock for New Secured Convertible Notes conversion	—	—	44,585	—	261,772	—	—	261,772
Issuance of new common stock for PIK interest	—	—	882	—	3,677	—	—	3,677
Balance at December 31, 2024	—	$—	292,606	$3	$2,915,035	$(3,735,218)	$—	$(820,180)

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023		2022
Cash flows from Operating Activities:
Net loss	$(1,315,005)	$(246,487)		$(2,146,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,205	96,003		225,259
Losses on disposal of property, plant and equipment	4,210	1,956		28,025
Amortization of operating lease right-of-use assets	6,916	442		834
Stock-based compensation	51,924	58,892		182,894
Digital asset self-mining and shared hosting revenue	(425,253)	(407,082)		(397,796)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	402,461	404,686	—	444,353
Change in fair value of digital assets	1,052	—		—
Impairment of digital assets	—	4,406		231,315
Gain from sale of digital assets	—	(3,886)		(44,298)
Change in fair value of energy derivatives	(2,262)	—		—
Change in fair value of warrant liabilities	1,451,210	—		(37,937)
Change in fair value of contingent value rights	(82,053)	—		—
Change in fair value of convertible notes	—	—		186,853
Change in fair value of other liabilities	—	—		9,498
Loss (gain) on debt extinguishment	487	(20,065)		287
Loss on issuance of notes payable through settlements	—	8,515		—
Amortization of debt discount	3,756	752		7,135
Non-cash reorganization items	(143,791)	—		(199,707)
Non-cash PIK interest expense	3,676	—		—
Impairment of goodwill, other intangibles and property, plant and equipment	—	—		1,649,938
Provision for doubtful accounts	—	—		9,004
Equity line of credit expenses	—	—		1,668
Gain on sale of intangible assets	—	—		(5,904)
Deferred income taxes	—	—		(18,521)
Changes in operating assets and liabilities:
Accounts receivable, net	659	(767)		(7,856)
Accounts receivable from related parties	—	23		277
Deposits for equipment for sales to customers	—	(2,403)		50,174
Prepaid expenses and other current assets	(20,393)	(18,351)		51,818
Accounts payable	(12,272)	118,911		26,713
Accrued expenses and other	1,880	130,382		17,229
Deferred revenue from HPC hosting services	17,785	—		—
Deferred revenue from hosted mining services	(9,481)	(47,807)		16,483
Deferred revenue from related parties	—	—		(72,449)
Other noncurrent assets and liabilities, net	(5,815)	(13,006)		(3,784)
Net cash provided by operating activities	42,896	65,114		205,187
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(94,961)	(16,161)		(383,980)
Proceeds from sale of Cedarvale	—	13,998		—
Deposits for self-mining equipment	—	—		(217,677)
Proceeds from the sale of coupons	—	—		10,850
Investments in internally developed software	(231)	(833)		—
Other	—	—		29
Net cash used in investing activities	(95,192)	(2,996)		(590,778)
Cash flows from Financing Activities:
Principal repayments of finance leases	(6,038)	(3,658)		(30,319)
1 Proceeds from digital assets received as noncash revenue consideration liquidated nearly immediately after receipt as a routine operating activity.

Principal payments on debt	(304,819)	(40,991)	(113,290)
Proceeds from the issuance of 3.00% convertible senior notes, net	447,609	—	—
Issuance costs for 3.00% convertible senior notes	(2,529)	—
Proceeds from the issuance of 0.00% convertible senior notes, net	610,156	—	—
Issuance costs for 0.00% convertible senior notes	(1,313)	—	—
Proceeds from issuance of new common stock	55,000	—	—
Proceeds from draw from exit facility	20,000	—	—
Restricted stock tax holding obligations	(3,393)	—	—
Proceeds from exercise of warrants	4,885	—
Proceeds from exercise of stock options	9	—	25,049
Repurchase of common shares to pay employee withholding taxes	—	—	(31,646)
Proceeds from the XPDI merger, net of transaction costs	—	—	195,010
Proceeds from debt, net of issuance costs	—	—	261,349
Net cash provided by (used in) financing activities	819,567	(44,649)	306,153
Net increase (decrease) in cash, cash equivalents and restricted cash	767,271	17,469	(79,438)
Cash, cash equivalents and restricted cash—beginning of period	69,709	52,240	131,678
Cash, cash equivalents and restricted cash—end of period	$836,980	$69,709	$52,240

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$836,197	$50,409	$15,884
Restricted cash	783	19,300	36,356
Total cash, cash equivalents and restricted cash	$836,980	$69,709	$52,240

Supplemental disclosure of other cash flow information:
Cash paid for interest	$28,798	$4,708	$86,010
Income tax (refunds) payments	$(159)	$(370)	$5,756
Cash paid for reorganization items	$53,835	$86,539	$—

Supplemental disclosure of noncash investing and financing activities:
Change in accrued capital expenditures	$13,411	$2,731	$69,286
Reduction in plant, property, and equipment basis related to Bitmain purchase	$(26,101)	$—	$—
Reclass of other current and non-current assets to plant, property, and equipment	$6,867	$—	$—
Increase in right-of-use assets due to lease commencement	$111,736	$—	$—
Extinguishment of convertible notes upon emergence	$(559,902)	$—	$—
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	$(473,244)	$—	$—
Cancellation of common stock in connection with emergence	$(36)	$—	$—
Issuance of new common stock in connection with emergence	$296,893	$—	$—
Issuance of new common stock for Bitmain obligation	$27,839	$—	$—
Issuance of new common stock for the Equity Rights Offering backstop commitment	$5,475	$—	$—
Issuance of contingent value rights	$86,325	$—	$—
Issuance of warrants	$345,856	$—	$—
Issuance of New Secured Convertible Notes	$260,000	$—	$—
Issuance of Secured Notes, net of discount	$149,520	$—	$—
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	$41,200	$—	$—
Issuance of miner equipment lender facility loans	$52,947	$—	$—
Issuance of notes related to settlement	$9,092	$38,547	$—
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	$24	$—	$—
Payment-in-kind interest on Secured and Other Convertible Notes	$—	$—	$31,382
Issuance of new common stock for PIK interest on New Secured Convertible Notes	$3,677	$—	$—
Issuance of new common stock for New Secured Convertible Notes conversion	$261,772	$—	$—
Increase in lease liability and right-of-use assets due to lease modification	$695	$—	$—
Noncash exercise of warrants	$39,828	$—	$3,001
Property, plant and equipment disposed of through settlements	$—	$6,301	$—

Purchase of insurance policies financed by short-term note payable	$—	$5,011	$—
Decrease in equipment related to debt extinguishment	$—	$17,849	$—
Decrease in notes payable in exchange for equipment	$—	$(38,610)	$—
Property, plant, and equipment obtained in exchange transaction	$—	$—	$62,338

Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for bitcoin mining and high-performance computing. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account and we provide hosting services for large bitcoin mining customers and are in the process of allocating and converting a significant portion of our ten data centers in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence-related workloads under a series of contracts that entail the modification of certain of our data centers to deliver hosting services for high-performance computing (“HPC”). We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).
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
Our HPC hosting services provide colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. The extension of our business into the HPC Hosting segment involves significant risk, including risks involving facility construction, supply chain and the risk of nonperformance by our single customer, as disclosed further in Part I, Item 1A. — “Risk Factors” of this Annual Report on Form 10-K.
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
The Company was not required to apply fresh start accounting based on the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, since the entity’s reorganization value immediately before the date of confirmation was more than the total of all its post-petition liabilities and allowed claims.

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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Business Combination (as defined in Note 4 — Business Combination and Restructuring), the valuation of digital assets, property, plant and equipment, the initial measurement of lease liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of December 31, 2024, the Company had cash and cash equivalents of $836.2 million, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $832.2 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of a deposit held at a lender’s bank in accordance with the terms of a note agreement.
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
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2024, 2023 and 2022, the Company did not record any credit losses or recoveries.

The Company’s allowance for doubtful accounts was nil as of December 31, 2024 and 2023.

Digital Assets
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
The Company’s digital assets are within the scope of ASU 2023-08 and the Company elected to early adopt the new standard prospectively effective January 1, 2024. The transition guidance requires a cumulative-effect adjustment as of the beginning of the

Core Scientific, Inc.
Notes to Consolidated Financial Statements
current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. The early adoption did not have a material impact on the Company’s consolidated financial statements.
As of August 19, 2024, the Company is no longer required to sell bitcoin it earns through mining within ten days of receipt as provided by the terms of the recently extinguished debt facilities (Exit Credit Agreement, the Secured Notes and the New Secured Convertible Notes). See Note 8 — Convertible and Other Notes Payable. The Company intends to optimize cash received from bitcoin mining which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time. Digital assets are classified as current assets on the Company’s Consolidated Balance Sheets, reflecting management's current intent and expectation to convert these assets to cash within the next year. The classification of digital assets is evaluated regularly, and any change in management's intent or expectations regarding the timing of conversion to cash could result in a reclassification of these assets. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities if sold nearly immediately. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting.
The Company’s digital assets have active markets with observable prices and their fair value measurements are considered Level 1. The following table presents a roll-forward of total digital assets for the year ended December 31, 2024, (under the prospectively adopted ASU 2023-08 fair value model), and the year ended December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Digital assets, beginning of period	$2,284	$724
Cumulative effect of ASU 2023-08, adopted January 1, 2024	24	—
Digital assets, beginning of period, as adjusted	2,308	724
Digital asset self-mining revenue, net of receivables[1]	409,560	389,456
Mining revenue from shared hosting	15,693	17,626
Proceeds from sales of digital assets and shared hosting	(402,461)	(404,686)
Change in fair value of digital assets[2]	(1,052)	—
Gain from sale of digital assets	—	3,886
Impairment of digital assets	—	(4,406)
Payment of board fee	(89)	(316)
Other	(66)	—
Digital assets, end of period	$23,893	$2,284
1 As of December 31, 2024 and 2023, there was $0.9 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
2 During the year ended December 31, 2024, sales of digital assets resulted in realized gains of $3.9 million and realized losses of $3.7 million, which is measured as the difference between the original cost basis and the disposal proceeds.

The following table presents the Company’s bitcoin holdings as of December 31, 2024, (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
Bitcoin	256	$24,991	$23,893
Deposits for Equipment
The Company has entered into agreements with vendors to supply equipment for its digital asset mining operations. These agreements generally require significant refundable deposits payable months in advance of delivery and additional advance payments in monthly installments thereafter.

The Company classifies deposits for digital asset mining equipment based on the expected predominant source and use of the cash flows for the equipment that has been contracted for purchase. The Company expects that the predominant source and use of cash flows for digital asset mining equipment will be related to the Company’s own self-mining operations. Therefore, the Company has classified deposits for equipment as cash flows from investing activities.

Core Scientific, Inc.
Notes to Consolidated Financial Statements

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
Leases
The Company has entered into operating and finance leases for office space, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2051.The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the commencement date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and presentation over the lease term.

For leases with a term exceeding 12 months, a lease liability is recognized on the Company’s consolidated balance sheets at lease commencement, reflecting the present value of its fixed payment obligations over the lease term. A corresponding right-of-use asset equal to the initial lease liability is also recognized, adjusted for any prepaid rent and initial direct costs incurred in connection with the execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses rates implicit in its leasing arrangements, if readily determinable, otherwise the Company uses its incremental borrowing rate. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a similarly secured basis and term, the economic environment of the associated lease, and other information available to management.

For leases with a term of 12 months or less, at commencement, and that do not include an option to purchase the underlying assets, the Company has elected the exemption to not measure and recognize an associated lease liability or right-of-use asset.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are recognized as the obligation for payment is incurred and primarily consist of insurance and property tax reimbursements to the lessor.

The Company addresses lease modifications that are not accounted for as separate leases at the effective date of the modification. If the terms and conditions of the lease are changed, the lease payments are adjusted accordingly and the lease liability is remeasured using a revised discount rate. Any resulting changes in the lease liability are recognized in the carrying amount of the related right-of-use asset.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of December 31, 2024 and December 31, 2023, was $18.1 million and $9.8 million, respectively.
In the year ended December 31, 2024, the Company recognized $6.7 million of revenue, respectively, that was included in the deferred revenue balance as of the beginning of the year.
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
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (“ASC 815”). As of December 31, 2024 and 2023, Notes payable did not have any embedded derivatives required to be bifurcated.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the Company’s Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.
Contingent Value Rights Liabilities
As described in Note 9 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) which provides for the issuance of the contingent value rights (the “CVRs”) to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net loss.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Prior to the Effective Date, the Company had public warrants and private placement warrants that were recognized as derivative liabilities. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date, and any change in fair value was recognized in the Company’s Consolidated Statements of Operations and presented as Change in fair value of warrants and contingent value rights. The initial and subsequent estimated fair value of both the public warrants and private placement warrants was based on the listed price in an active market for the public warrants.

As described in Note 9 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received warrants. The warrants are equity-linked instruments. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).
Revenue From Contracts With Customers - Digital Asset Self-Mining Revenue
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
•The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning mid-night UTC daily.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company measures the non-cash consideration using the spot rate for Bitcoin as quoted on Coinbase Global, Inc., the Company’s principal market. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.
Direct expenses associated with providing hash calculation services to a third-party operated mining pool are recorded as cost of revenues. Depreciation and amortization expenses on fixed and right-of-use assets, including digital asset mining equipment, used to provide the services are also recorded as a component of cost of revenues.
Revenue From Contracts With Customers - Digital Asset Hosted Mining Services
The Company generates revenue from contracts with customers from digital asset hosted mining services. Prior to fiscal 2023, the “Digital Asset Hosted Mining” segment also included sales of mining equipment to customers and was referred to as “Hosting and Equipment Sales”, when the Company also recognized revenue from contracts with customers from sales of computer equipment, in which the Company generally recognized revenue when control of the promised equipment was transferred to customers. The Company generally recognizes revenue when the promised service is performed. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
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
Equipment Sales (Applicable to year ended December 31, 2022)
The Company entered into contracts with more than one performance obligation. For example, the Company entered into contracts that include both hosting services and sales of computer equipment to those same customers, for which revenue was recognized at the point in time when control of the equipment was transferred to the customer (typically at the start of the contract period). For these contracts, revenue was recognized based on the relative standalone selling price of each performance obligation in the contract.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition - HPC Hosting Revenue
Our HPC hosting segment generates revenue by licensing data center space to our customer under licensing agreements. These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. We have elected the practical expedient available under ASC Topic 842, Leases, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our current licensing arrangements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC Topic 842.
We have concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined component license payments under the agreements on a straight-line basis over the non-cancellable term. Straight-line license revenue represents the difference in revenue recognized during the period and the license payments due pursuant to the underlying arrangement as deferred revenue in the consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Certain licensing arrangements provide for variable payments for power delivery services and maintenance services on customer assets and reimbursements for lessor costs such as taxes. Payments for physical security and other routine maintenance services are included in the fixed lease payments. Power delivery services represent a stand ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers may request and the Company may provide maintenance services on customer assets during the coterminous lease term. Customers are charged monthly for fees incurred on these maintenance services delivered and actual power costs incurred at current utility or fuel cost rates. These payments from customers for power delivery and maintenance services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC hosting revenue in the Consolidated Statements of Operations.
Performance Obligation Commitments
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of December 31, 2024, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), we expect to recognize approximately $8.4 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 100% of this amount over the next 12 months.
Costs of Revenue
The Company’s Cost of Digital Asset Self-Mining, Cost of Digital Asset Hosted Mining Services, and Cost of HPC Hosting Services primarily consist of power fees, depreciation expense, facility operations expense and employee compensation, including stock-based compensation. Cost of Equipment Sales represented costs of computer equipment sold to customers.

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
For RSU awards with only service conditions, the estimated fair value of the equity awards is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service period for the entire award, which is generally the vesting period. For RSU awards with service and market conditions, the compensation expense is recognized for each separately vesting portion of the award, or tranche, as if it were a separate award with its own vesting and exercise conditions (i.e., on an accelerated attribution basis). The estimated fair value of each tranche is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service for the tranche. The requisite service period of each tranche is the greater of the

Core Scientific, Inc.
Notes to Consolidated Financial Statements
derived service period from the market condition or the service condition vesting period. See Note 12 — Stockholders' Deficit for more information about the service and market conditions associated with the Company’s equity awards.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 will be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of January 1, 2024, which resulted in the disclosure of significant segment expenses in Note 15 — Segment Reporting. There was no impact to the Company’s financial position, results of operations or cash flows as a result of the adoption.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). On January 1, 2024, the Company elected to early adopt ASU 2023-08. For a discussion of the impact of this standard, see the “Digital Assets” policy within this footnote.

Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is also permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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
On January 16, 2024, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan of Reorganization. On January 23, 2024, (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
See Notes 8 — Convertible and Other Notes Payable, 9 — Contingent Value Rights and Warrant Liabilities, and 12 — Stockholders' Deficit for additional information about the Company’s emergence from bankruptcy.
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
Federal Income Tax Consequences
As of December 31, 2023, the Tax Group had net operating loss (“NOL”) carryforwards of approximately $330.2 million (all of which are post-2017 NOLs that are subject to an 80% taxable income limitation) and certain other tax attributes before taking into account the implementation of the Plan of Reorganization. An ownership change is not expected with the implementation of the Plan of Reorganization which would, if it occurred, limit our ability to utilize our NOL carryforwards under Sec. 382 of the Internal Revenue Code (the “Tax Code”). However, certain future equity trading activity and other actions could result in an ownership change of the Tax Group independent of the Plan of Reorganization, which could adversely affect the ability of the Debtors to utilize their tax

Core Scientific, Inc.
Notes to Consolidated Financial Statements
attributes. In addition, as discussed below, in connection with and as a result of the implementation of the Plan of Reorganization, the amount of the Tax Group’s NOL carryforwards, and possibly certain other tax attributes, may be reduced.
In general, the Tax Code provides that a debtor in a bankruptcy case must reduce certain of its tax attributes - such as NOL carryforwards and current year NOLs, capital loss carryforwards, tax credits, and tax basis in assets - by the amount of any cancellation of debt (“COD”) incurred pursuant to a confirmed chapter 11 plan. Based on the Plan of Reorganization, the Tax Group is expected to incur COD income for U.S. federal income tax purposes as a result of the implementation of the Plan of Reorganization and, thus, expect that the Tax Group’s NOL carryforwards or other tax attributes will be reduced as a result of any COD incurred.
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
Settlements
NYDIG Settlement
On February 26, 2023, the Bankruptcy Court entered an order (the “NYDIG Order”), whereby the Debtors and NYDIG agreed that the Debtors would transfer the miners serving as collateral under the NYDIG Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners serving as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on debt extinguishment in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023.
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
Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order (the “HMC Order”), approving the parties’ agreement to settle all claims of Huband-Mantor Construction (“HMC”) and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for the Debtors’ payment of $2 million and the Debtors’ execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 8 — Convertible and Other Notes Payable for further discussion of the promissory note.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 8 — Convertible and Other Notes Payable for further discussion of the promissory note.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Professional fees and other bankruptcy related costs	$21,480	$92,195	$2,302
Negotiated settlements:
Priority Power	—	(4,878)	—
ACM ELF ST LLC Lease	—	(5,003)	—
HMC	—	8,269	—
Trilogy	—	(385)	—
Didado	—	657	—
Celsius - Cedarvale PSA	—	2,175	—
Harper	—	4,977	—
McCarthy	—	4,590	—
Dalton	581	(1,122)	—
Gryphon	1	(23,260)	—
Foundry	—	(12,636)	—
OG&E	—	4,800	—
Maddox	(2,843)	1,277	—
Other, net	(8)	14	—
Total negotiated settlements	(2,269)	(20,525)	—
Satisfaction of allowed claims:
Extinguishment of secured and other convertible notes	(10,831)	—	—
Extinguishment of miner equipment lender loans and leases	(102,024)	—	—
Satisfaction of general unsecured creditor claims	(31,167)	—	—
Satisfaction of cures and other claims	231	94,567	—
Total satisfaction of allowed claims	(143,791)	94,567	—
Reimbursed claimant professional fees	12,802	—	—
Debtor-in-possession financing costs	339	24,885	—
Write-off of debt issuance costs and original issue net discount on liabilities subject to compromise	—	—	3,529
(Gain) from adjustment of liabilities subject to compromise fair value to expected allowed amount	—	—	(203,236)
Reorganization items, net	$(111,439)	191,122	$(197,405)
During the year ended December 31, 2024, there were significant reorganization related gains resulting primarily from satisfaction of allowed claims under the Plan of Reorganization on the Effective Date and negotiated settlements, partially offset by professional fees and other bankruptcy related costs. These reorganization related impacts were classified as Reorganization items, net until the Effective Date. Reorganization costs incurred after the Effective Date have been classified as General and administrative expense.
The accompanying Consolidated Balance Sheet as of December 31, 2023, includes amounts classified as Liabilities subject to compromise, which represented liabilities the Company estimated would be allowed as claims in the Chapter 11 Cases by the Court. These amounts represented the Company's estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Pre-petition unsecured and secured claims which were identified as impaired and subject to compromise during the bankruptcy process were reclassified to Liabilities subject to compromise. During the year ended December 31, 2023, improvements in the Company’s condition and other developments indicated that secured claims which were initially considered subject to compromise at the beginning of the bankruptcy process and at December 31, 2022, were determined to no longer be subject to compromise as of December 31, 2023.
Final determination of the value at which liabilities were settled was made when the Plan of Reorganization became effective and the Company emerged from bankruptcy.
4. BUSINESS COMBINATION AND RESTRUCTURING
Merger Agreement
In 2021, Power & Digital Infrastructure Acquisition Corp., a Delaware corporation (“XPDI”), entered into that certain Agreement and Plan of Reorganization and Merger, dated as of July 20, 2021, as amended on October 1, 2021, and as further amended on December 29, 2021, by and among Core Scientific Holding Co., XPDI Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of XPDI (“Merger Sub”) and XPDI (the “Merger Agreement”). XPDI’s stockholders approved the transactions (collectively, the “Merger” or “Business Combination”) contemplated by the Merger Agreement at a special meeting of stockholders held on January 19, 2022 (the “Special Meeting”).
Pursuant to the terms of (a) the Merger Agreement and (b) that certain Agreement and Plan of Merger, dated as of October 1, 2021, as amended on January 14, 2022, by and among XPDI, Core Scientific Holding Co., XPDI Merger Sub 3, LLC, a Delaware limited liability company and wholly owned subsidiary of XPDI (“Merger Sub 3”), and Blockcap, Inc., a Nevada corporation and wholly owned subsidiary of Core Scientific (“Blockcap”), the Business Combination was effected by (i) the merger of Merger Sub with and into Core Scientific (the “First Merger”), which occurred on January 19, 2022 (the “Closing Date”), with Core Scientific surviving the First Merger as a wholly owned subsidiary of XPDI, (ii) the merger of Core Scientific with and into XPDI (the “Second Merger”), which occurred on January 20, 2022, with XPDI surviving the Second Merger, and (iii) following the closing of the Second Merger on January 20, 2022, the merger of Blockcap with and into Merger Sub 3 (the “Third Merger”), with Merger Sub 3 surviving the Third Merger as a wholly owned subsidiary of XPDI under the name “Core Scientific Acquired Mining LLC.” Immediately prior to the effective time of the First Merger (such effective time of the First Merger, the “Effective Time”), XPDI filed a Second Amended and Restated Certificate of Incorporation (the “Post-Combination Charter”) with the Secretary of State of the State of Delaware pursuant to which XPDI changed its name from “Power & Digital Infrastructure Acquisition Corp.” to “Core Scientific, Inc.” (hereinafter referred to as the “Company”) and redesignated its Class A common stock, par value $0.0001 per share (“XPDI Class A Common Stock”), and Class B common stock, par value $0.0001 per share (“XPDI Class B Common Stock”), as common stock, par value $0.0001, of the Company (“New Core Common Stock”). The Exchange Ratio (as defined in the Merger Agreement) was 1.60015286880 of a share of New Core Common Stock per fully-diluted share of Legacy Core.
In connection with the Special Meeting and the Business Combination, holders of 12.3 million of the 34.5 million then-outstanding shares of XPDI Class A Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $123.5 million.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Each convertible note was convertible into New Core Common Stock in accordance with the terms of such convertible promissory note; provided, however, that with respect to outstanding convertible promissory notes for which Core Scientific received a duly executed exercise of conversion in accordance with such convertible promissory note, exercising the right of such holder to convert such convertible promissory note subject to and conditioned upon the occurrence of the Effective Time, the outstanding principal amount and accrued interest as of the Effective Time with respect to such convertible promissory note was converted into shares of New Core Common Stock, equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Core Scientific Common Stock issuable upon the conversion of such convertible promissory note in accordance with such convertible promissory note immediately prior to the Effective Time and (ii) the Exchange Ratio.
Restructuring Activities
During the second quarter of fiscal 2022, market conditions led management to evaluate its operations and refocus its efforts and resources on the core activities of its hosting and mining segments. Management initiated a plan to exit certain activities,

Core Scientific, Inc.
Notes to Consolidated Financial Statements
technologies and ancillary businesses, and to reduce portions of the Company’s workforce including those acquired through Blockcap’s acquisition of RADAR. Management completed the restructuring plan in October 2022 and all expected costs of the restructuring plan were recognized as of December 31, 2022.
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
As a result of exiting Blockchain Technologies during the second quarter of 2022, $2.0 million of intangible assets ceased to be used. Additionally, the Company determined that $2.5 million of software intangible assets that were previously acquired from Stax Digital LLC would no longer be used as a result of current and planned software upgrades. Consequently, the Company recorded an impairment of other intangible assets of $4.5 million for the year ended December 31, 2022, which is presented within impairment of goodwill and other intangibles on the Company’s Consolidated Statements of Operations. Goodwill associated with these activities was included in the goodwill impairment charge of $1.05 billion for the year ended December 31, 2022, of which $996.5 million was related to the Digital Asset Self-Mining reporting unit and $58.2 million was related to the Equipment Sales and Digital Asset Hosted Mining reporting unit.
5. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of December 31, 2024 and December 31, 2023 consist of the following (in thousands):

	December 31, 2024	December 31, 2023	Estimated Useful Lives
Land and improvements[1]	$23,667	$21,852	20 years
Building and improvements	256,086	164,495	12 to 39 years
Mining and network equipment[2]	414,173	441,404	3 to 5 years
Electrical equipment[3]	82,598	64,810	5 to 15 years
Other property, plant and equipment[4]	2,884	2,935	5 to 7 years
Total	779,408	695,496
Less: accumulated depreciation and amortization[5]	385,922	293,974
Total	393,486	401,522
Add: Construction in progress	162,856	183,909
Property, plant and equipment, net	$556,342	$585,431
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of nil and $46.6 million at December 31, 2024 and 2023, respectively.
3 Includes finance lease assets of $8.5 million and $12.7 million at December 31, 2024 and 2023, respectively.
4 Includes finance lease assets of $0.4 million and $0.4 million at December 31, 2024 and 2023, respectively.
5 Includes accumulated amortization for assets under finance leases of $3.0 million and $43.4 million at December 31, 2024 and 2023, respectively.
Depreciation expense, including amortization of finance lease assets, for the years ended December 31, 2024, 2023 and 2022, was $112.3 million, $95.7 million and $224.1 million, respectively.

There were no impairments or indicators of impairment to long-lived assets for the years ended December 31, 2024 and 2023.
During the year ended December 31, 2022, the Company’s operating performance and liquidity continued to be severely impacted by the prolonged decrease in the price of bitcoin, the increase in electricity costs, the increase in the global Bitcoin network hash rate and an increase in additional operating costs related to these factors. Additionally, primary and secondary market prices for application-specific integrated circuit (“ASIC”) miners of the type used by the Company in its business operations had decreased significantly from previous levels.

During the quarter ended September 30, 2022, the Company evaluated whether the estimated future undiscounted cash flows from the operation of its data center facilities would recover the carrying value of the property, plant and equipment located at the sites and used in site operations, including the Company’s deployed mining equipment. Based on this evaluation, the Company determined

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
6. BALANCE SHEET COMPONENTS
Accrued expenses and other current liabilities as of December 31, 2024 and 2023, consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$34,184	$593
Accrued liabilities	249	38,288
Accrued capital expenditures	12,106	416
Accrued interest	5,101	94,311
Other current liabilities	17,590	46,028
Total accrued expenses and other current liabilities	$69,230	$179,636
1 Certain prior year amounts have been reclassified for consistency with the current year presentation.

Accrued liabilities includes expenses related audit fees and security services. In 2023, accrued liabilities also included expenses related to settlements. Other current liabilities represents purchases of miners, taxes payable, energy costs, and other operating costs.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
7. LEASES
Lessee Accounting
In February 2024, the Company entered into a lease agreement for a data center in Austin, Texas with a current operating capacity of 20 MW (the “Austin Lease”). The Austin Lease term is eight years. As of December 31, 2024, total future lease payments were expected to be approximately $91.2 million.
In September 2024, the Company entered into a lease agreement by and between the Company and Aubix, LLC (the "Aubix Lease") for approximately 5.7 acres of land, including a 40,000 square foot building that the Company intends to use for its HPC hosting operations. The Aubix Lease commenced in November 2024 when the Company began occupancy of the leased space. The term of the Aubix Lease is 10 years from the commencement date. The Company has the right to extend the term of the Aubix Lease up to an additional 15 years in 5 year increments. At lease inception, total future minimum lease payments related to the Aubix Lease were approximately $43.5 million.

In November 2024, the Company entered into a lease amendment with The City of Denton (the "Denton Lease Amendment") for additional land and access to power. The Denton Lease Amendment created an additional right-of-use asset and was recorded as a new operating lease. The term of the Denton Lease Amendment is 25 years. At lease inception, total future minimum lease payments related to the Denton Lease Amendment were $17.6 million.
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	December 31, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$114,472	$7,844
Finance lease right-of-use assets	Property, plant and equipment, net	$5,873	$16,268
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$9,974	$77
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$97,843	$1,512
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$1,669	$19,771
Finance lease liabilities, net of current portion	Finance lease liabilities, net of current portion	$3	$35,745
Supplemental disclosure of noncash investing and financing activities in the Company’s Consolidated Statements of Cash Flows includes a decrease in lease liability due to lease satisfactions on the Effective Date of $50.7 million presented in Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence for the year ended December 31, 2024.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The components of lease expense were as follows (in thousands):

		Year Ended December 31,
	Financial statement line item	2024	2023	2022
Operating lease expense	Cost of HPC hosting services	$10,274	$—	$—
Operating lease expense	Cost of digital asset self-mining	413	—	—
Operating lease expense	Cost of digital asset hosted mining services	87	—	—
Operating lease expense	General and administrative expenses	2,129	1,024	1,937
Short-term lease expense	General and administrative expenses	383	—	24
Variable lease expense	Cost of HPC hosting services	1,455	—	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	1,106	11,424	31,372
Interest on lease liabilities	Interest expense, net	1,200	1,787	7,080
Total finance lease expense		2,306	13,211	38,452
Total lease expense		$17,047	$14,235	$40,413
Information relating to the lease term and discount rate is as follows:

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	8.5	16.7
Finance leases	0.7	2.2
Weighted Average Discount Rate
Operating leases	8.5%	11.7%
Finance leases	12.5%	12.9%

Information relating to lease payments is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease Payments
Operating cash flows from operating leases	$16,328	$956	$726
Operating cash flows from finance leases	$1,856	$964	$8,873
Financing cash flows from finance leases	$6,038	$3,495	$27,868
1 Approximately $4.6 million of finance lease liabilities were reinstated pursuant to the Plan of Reorganization. Of the $7.9 million of finance lease payments made during the year ended December 31, 2024, $4.4 million related to cure payments from emergence on the Effective Date.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at December 31, 2024, and thereafter (in thousands):

	Operating leases	Finance leases
2025	$18,589	$1,750
2026	19,000	3
2027	19,423	—
2028	19,859	—
2029	20,358	—
Thereafter	54,309	—
Total lease payments	151,538	1,753
Less: imputed interest	43,721	81
Total	$107,817	$1,672
Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — HPC Hosting Segment. There was no lease revenue during the years ended December 31, 2023 and 2022.
The components of lease revenue were as follows (in thousands):

Year Ended December 31, 2024
Lease Revenue
Operating lease revenue	$17,498
Variable lease revenue	6,880
Total lease revenue	$24,378
The following table represents the maturity analysis of operating lease payments expected to be received at December 31, 2024, and thereafter (in thousands):

Operating leases
2025	$23,254
2026	23,952
2027	24,670
2028	25,410
2029	26,173
Thereafter	33,747
Total	$157,206

Core Scientific, Inc.
Notes to Consolidated Financial Statements
8. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of December 31, 2024 and 2023, consists of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	December 31, 2024	December 31, 2023
Replacement DIP Credit Agreement[1]	10.0%	10.0%	2024	$—	$4,273
Other Convertible Notes[2]	10.0%	10.0%	2025	—	322,396
Secured Convertible Notes[2]	10.0%	10.0%	2025	—	237,584
2029 Convertible Notes	3.0%	3.7%	2029	460,000	—
2031 Convertible Notes	—%	0.4%	2031	625,000	—
Miner Financing:
Blockfi loan	9.7% - 13.1%	10.1% - 13.1%	2023	—	53,913
Liberty/Stonebriar loan	10.6%	10.6%	2024	—	6,968
ACM note	—%	15.0%	2025	3,023	6,519
Mass Mutual Barings loans	9.8% - 13.0%	9.8% - 13.0%	2025	—	63,844
Anchor Labs loan	12.5%	12.5%	2024	—	25,159
Trinity loan	11.0%	11.0%	2024	—	23,356
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	10,669	18,331
HMC note	5.0%	15.0%	2026	9,042	14,208
Didado note	5.0%	15.0%	2027	8,964	13,000
Harper note	5.0%	15.0%	2026	3,119	4,678
Trilogy note	5.0%	15.0%	2026	2,107	2,927
Unsecured:
B. Riley Bridge Notes	7.0%	7.0%	2023	—	41,777
Other:
First Insurance note	7.6%	7.6%	2024	—	2,538
Stockholder loan	10.0%	20.0%	2023	—	10,000
Kentucky Note	5.0%	5.0%	2023	—	529
Other	5.0% - 7.7%	7.1% - 15.0%	2024 - 2025	129	2,453
Notes payable, prior to reclassification to Liabilities subject to compromise				1,122,053	854,453
Less: Notes payable in Liabilities subject to compromise[3]				—	41,777
Less: Unamortized discounts - post-petition				31,773	4,236
Total notes payable, net				1,090,280	808,440
Less: current maturities				16,290	124,358
Convertible and other notes payable, net of current portion				$1,073,990	$684,082
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Maturities on convertible and other notes payable, gross of unamortized discounts, are as follows (in thousands):

	Convertible Notes	Other Notes Payable
2025	$—	$17,708
2026	—	13,047
2027	—	6,297
2028	—	—
2029	460,000	—
Thereafter	625,000	—
Total	$1,085,000	$37,052
0.00% Convertible Senior Notes due 2031
On December 5, 2024, the Company issued $625.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "2031 Convertible Notes"). The 2031 Convertible Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. Noteholders may convert their 2031 Convertible Notes at their option only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price for a specified period or upon certain corporate events. The Company may redeem the 2031 Convertible Notes, in whole or in part, at its option on or after June 22, 2028, subject to certain conditions. Noteholders may require the Company to repurchase their 2031 Convertible Notes upon the occurrence of a “Fundamental Change” (as defined in the 2031 Convertible Notes Indenture) or on December 15, 2027. The 2031 Convertible Notes Indenture includes customary provisions relating to Events of Default, including payment defaults and certain bankruptcy or insolvency events. The initial conversion rate is 44.4587 shares of common stock per $1,000 principal amount of 2031 Convertible Notes (equivalent to an initial conversion price of approximately $22.49 per share). The conversion rate is subject to adjustment upon the occurrence of certain events. The net proceeds from the offering were approximately $608.7 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company will recognize interest expense on the 2031 Convertible Notes using the effective interest method over the term of the notes. The Company intends to use the net proceeds for general corporate purposes.
3.00% Convertible Senior Notes due 2029
On August 19, 2024, the Company issued $460.0 million aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the "2029 Convertible Notes"). The 2029 Convertible Notes mature on September 1, 2029, unless earlier converted, redeemed, or repurchased. Noteholders may convert their 2029 Convertible Notes at their option only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price for a specified period or upon certain corporate events. The Company may redeem the 2029 Convertible Notes, in whole or in part, at its option on or after September 7, 2027, subject to certain conditions. Noteholders may require the Company to repurchase their 2029 Convertible Notes upon the occurrence of a “Fundamental Change” (as defined in the 2029 Convertible Notes Indenture). The 2029 Convertible Notes Indenture includes customary provisions relating to Events of Default, including payment defaults and certain bankruptcy or insolvency events. The initial conversion rate is 90.9256 shares of common stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of approximately $11.00 per share). The conversion rate is subject to adjustment upon the occurrence of certain events. The net proceeds from the offering were approximately $447.6 million, after deducting after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company will recognize interest expense on the 2029 Convertible Notes using the effective interest method over the term of the notes. The Company used approximately $62.0 million of the net proceeds from the 2029 Convertible Notes Offering to repay in full the outstanding loans under the Exit Credit Agreement, of which $0.8 million was paid for interest. Additionally, the Company used approximately $154.1 million of the net proceeds from the 2029 Convertible Notes Offering to redeem all of the outstanding Secured Notes, of which $4.1 million was paid for interest. The Company intends to use the remaining net proceeds from the 2029 Convertible Notes Offering for general corporate purposes.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
On the Effective Date, the obligations of the Company under the Company’s Convertible Notes, replacement debtor-in-possession credit agreement, stock certificates, book entries, and any other certificate, share, note, bond, indenture, purchase right, option, warrant, or other instrument or document, directly or indirectly, evidencing or creating any indebtedness or obligation of or ownership interest in the Debtors giving rise to any claim or interest (except such certificates, notes or other instruments or documents evidencing indebtedness or obligations of, or interests in, the Debtors that are specifically reinstated pursuant to the Plan of Reorganization) were cancelled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into a credit and guaranty agreement, dated as of January 23, 2024 (the “Exit Credit Agreement”), by and among the Company, as borrower, the guarantors named therein, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent, consisting of an $80 million first-lien credit facility with certain holders of the Company’s Convertible Notes (in such capacity, the “Exit Lenders”) equal to (i) a $40 million term loan comprised of (x) a $20 million initial term loan and (y) a $20 million delayed-draw term loan and (ii) a $40 million roll-up of the outstanding balance of the Convertible Notes (the “Exit Facility”). The maturity date of the Exit Facility was January 23, 2027.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
New Secured Convertible Notes Indenture; Interest Payment and Mandatory Conversion
The New Secured Convertible Notes (as defined below) were mandatorily converted as of July 10, 2024 and are no longer outstanding. On the Effective Date, under the terms of the Plan of Reorganization, the Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “New Secured Convertible Notes”) pursuant to a secured convertible notes indenture (the “New Secured Convertible Notes Indenture”) among (i) Core Scientific, Inc., as the issuer, (ii) the guarantors party thereto and (iii) Wilmington Trust, National Association, as trustee and as collateral agent for the New Secured Convertible Notes (in such capacity, the “Secured Convertible Notes Agent”). The New Secured Convertible Notes were issued to holders of the Company’s Convertible Notes.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Kentucky Note—In December 2018, the Company entered into a five-year secured promissory note agreement for $2.4 million in connection with the acquisition of property in Kentucky for datacenter development (“Kentucky note”). The note bore interest at a rate per annum of 5% and the Company was required to make monthly payments of principal and interest. Interest expense on the note was recognized based on an effective interest rate of 5%. The loan was secured by the underlying property purchased.
NYDIG Loan—In October 2020, the Company entered into a master equipment finance agreement with NYDIG and received a loan of $0.8 million to finance the Company’s acquisition of blockchain computing equipment. In March 2021, the Company received $3.8 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment. The loans bore an interest rate of 15% and had a term of 24 months from issuance. Interest expense on the loans was recognized based on an effective interest rate of 16%. The loans were secured by the blockchain computing equipment financed by the loans.
In May 2021, the Company received $13.4 million of additional loans under the master equipment finance agreement with NYDIG to finance the Company’s acquisition of blockchain computing equipment that bore an interest rate of 14.25% and had a term of 24 months from issuance. Interest expense on the loans issued in May 2021 was recognized based on an effective interest rate of 17%.

In July 2021, the Company received blockchain computing equipment from NYDIG (which had been concurrently acquired by NYDIG from Blockcap in exchange for settlement of Blockcap’s debt with NYDIG) in exchange for $26.1 million of additional loans under the master equipment finance agreement with NYDIG that bore an interest rate of 14.25% and had a term of 24 months from issuance. Interest expense on the loans issued in July 2021 was recognized based on an effective interest rate of 16%.

In November 2021, the Company received blockchain computing equipment from NYDIG in exchange for $33.4 million of additional loans under the master equipment finance agreement with NYDIG that bore an interest rate of 11% and had a term of 24 months from issuance. Interest expense on the loans issued in November 2021 was recognized based on an effective interest rate of 11%.

As discussed in Note 3 — Chapter 11 Filing and Emergence from Bankruptcy, under the NYDIG Order, the final shipment of miners that served as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Stockholder Loan—In January 2021, the Company borrowed $10.0 million from a stockholder for the purchase of blockchain computing equipment. The loan bore interest at 10% per annum over a two-year term. The loan was issued with a warrant to purchase 0.2 million shares of common stock at an exercise price of $4.21 per share. The warrant had a two-year term. The Company allocated proceeds of $9.5 million to the notes and $0.5 million to the warrants on a relative fair value basis. Interest expense on the loan was recognized based on an effective interest rate of 20%. The loan was secured by the blockchain computing equipment financed by the loan.

Trinity Loan—In August 2021, the Company entered into a $30.0 million master equipment finance facility agreement with Trinity Capital Inc. (“Trinity”) to finance the Company’s acquisition of blockchain computing equipment and received a loan of $1.0 million at close. The loan had a term of 36 months from issuance. Interest expense on the loan was recognized based on an effective interest rate of 11.0%. In November and December 2021, the Company borrowed $14.0 million and $5.0 million, respectively. The remaining balance of $10.0 million was drawn in February 2022. The loan was secured by the blockchain computing equipment financed by the loan.

Bremer Loan—In October 2021, the Company entered into a lending agreement with Bremer Bank, National Association to borrow up to $16.2 million in two tranches through May 22, 2022, for the purchase of blockchain mining equipment and for improvements to data center and infrastructure. In December 2021, the Company entered into an additional term loan to borrow up to $9.6 million. The Company borrowed $15.2 million in October through December 2021. The Company borrowed an additional $4.8 million in January through March 2022. In April 2022, the Company borrowed an additional $0.7 million from Bremer to finance the construction of our North Dakota facility. The loans bore interest at 5.5% annually and were due at the earlier of the date of sale of the underlying mining equipment or 60 months from issuance. Interest expense on the loans was recognized based on an effective interest rate of 5.6%. The loans required the Company to maintain the following financial covenants: (1) a minimum debt service coverage ratio (defined in the agreement as EBITDA divided by scheduled principal and interest payments) of not less than 1.2:1, measured annually beginning December 31, 2022; and (2) a fixed charge coverage ratio (defined in the agreement as EBITDA minus net distributions divided by scheduled principal and interest payments) of 1:1, measured annually beginning December 31, 2022. The loans were secured by a first priority security interest in certain of the assets financed by the loans. Additionally, an interest buydown agreement was made between Grand Forks Growth Fund and the Bank of North Dakota acting on behalf of the PACE Program for the purpose of a buydown on the interest for certain of the Company’s loans financed through Bremer Bank. The total amount of interest buydown over the term of the loan was $0.8 million. In order to receive the interest buydown incentive, the Company had to (a) continue operation in the jurisdiction for a minimum of five years from the benefit date, (b) employ 13 new full-time employees within two years of receiving the incentive and continue to keep them employed for the duration of the agreement and (c) continue to make debt payments and no event of default should occur. If the Company discontinued operation in the jurisdiction within the next five years, it was obligated to repay the incentive back to the Bank of North Dakota. If after two years, the Company did not employ 13 new full-time employees, the interest buydown would be prorated to reflect any partial fulfillment and the Company, at a minimum, was required to pay back the value of the incentive to the Bank of North Dakota. For the years ended December 31, 2023, 2022 and 2021, there was no interest buydown.

Blockfi Loan—In December 2021, the Company entered into two lending agreements with Blockfi Lending, LLC to borrow up to $110.0 million for the purchase of blockchain mining equipment. The first agreement consisted of $10.0 million and bore interest at 9.7% with a term of 24 months from issuance. Interest expense on the loans issued in December 2021 was recognized based on an effective interest rate of 10.1%. The second agreement consisted of $100.0 million and bore interest at 13.1% with a term of 24 months from issuance. The Company borrowed the first tranche totaling $60.0 million across the two loans in December 2021 and borrowed the second tranche of $20.0 million in January 2022. The remaining $30.0 million expired unused in March 2022. Interest expense on the loans issued in December 2021 was recognized based on an effective interest rate of 13.1%. The loans were secured by a first priority security interest in certain of the assets financed by the loans.

Anchor Labs Loan—In March 2022, the Company entered into a $20.0 million equipment loan and security agreement with Anchorage Lending CA, LLC. (“Anchor Labs”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $20.0 million in March 2022. The loan had a term of 24 months from issuance. Interest expense on the loan was recognized based on an effective interest rate of 12.5%. In May 2022, the Company entered into a $11.7 million equipment loan and security agreement with Anchor Labs to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $11.7 million in May 2022. The loan had a term of 24 months from issuance. Interest expense on the loan was recognized based on an effective interest rate of 12.5%. The loans were secured by a first priority security interest in certain of the assets financed by the loans.

Mass Mutual Barings Loans—In March 2022, the Company entered into a $100.0 million equipment loan and security agreement with Barings BDC, Inc., Barings Capital Investment Corporation and Barings Private Credit Corp. (“Mass Mutual

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Barings”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed the first tranche of $30.0 million in March 2022 and borrowed the second tranche of $39.6 million in April 2022. On June 30, 2022, the remaining $30.4 million funding commitment expired unused. The loans under the agreement had a term of 36 months from issuance. Interest expense on the loans was recognized based on an effective interest rate of 9.8%. The loans were secured by certain blockchain computing equipment.

In August 2022, the Company amended the Mass Mutual Barings loans to defer principal payments for a period of six months beginning with payments due in August 2022. The amendments resulted in no change to the term of the loans and the remaining principal would amortize over the remaining life of the loans beginning in February 2023. The amendments also required an additional amount of blockchain computing equipment to be provided as collateral. Interest expense on the amended loans was recognized based on an effective interest rate of 13.0%. In August 2022, the Company issued 0.3 million shares of Common Stock to Mass Mutual Barings as an amendment fee.

B. Riley Bridge Notes—In April 2022, the Company entered into a $60.0 million bridge promissory note with B. Riley Commercial Capital, LLC and a $15.0 million bridge promissory note with an affiliate of B. Riley Commercial Capital, LLC (the “Bridge Notes”) maturing in December 2022. Interest expense on the Bridge Notes was recognized based on an effective interest rate of 7.0%.

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 were now due in the first half of 2023. The Amended Bridge Notes required the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 12 — Stockholders' Deficit (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.

Liberty Loan—In April 2022, the Company entered into an $11.0 million equipment finance agreement with Liberty Commercial Finance LLC (“Liberty”) to finance the Company’s purchase of blockchain computing equipment. The Company borrowed $11.0 million in April 2022. The loan had a term of 24 months from issuance. Interest expense on the loan was recognized based on an effective interest rate of 10.6%. The loans were secured by a first priority security interest in the equipment purchased.

HMC Note - In August 2023, in addition to a cash payment of $2 million, the Company entered into a $15.5 million secured promissory note agreement with Huband-Mantor Construction, Inc (the “HMC note”) in connection with its settlement and release from all claims. The note bears interest at a contractual rate per annum of 5.0% and has a term of 36 months from issuance, The Company was required to make monthly payments of principal and interest. Interest expense on the note was recognized based on an effective interest rate of 15.0%. The loan was secured by a security interest in the underlying property leased.

ACM Financing - In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC (the “ACM Loan”) in settlement and satisfaction of a previous equipment finance agreement. The finance agreement has a term of 26 months from issuance. Interest expense on the finance agreement was recognized based on an effective rate of 15.0%. The finance agreement was secured by a security interest in the underlying equipment.

First Insurance Loan - In August 2023, the Company entered into an unsecured $5.0 million Insurance Premium Financing Agreement with First Insurance Funding, a Division of Lake Forest Bank & Trust Company (the “First Insurance loan”) to finance the renewal premium of property insurance policies. Under the agreement, a down payment was paid in the amount of $2.1 million, and the Company will pay the balance in eight monthly installments commencing on September 24, 2023. The contractual annual percentage interest rate was 0%. Interest expense on the note was recognized based on an effective interest rate of 7.6%

Replacement DIP Credit Agreement - On July 4, 2023, the Debtors, the Administrative Agent and the Replacement DIP Lenders entered into a First Amendment to the Replacement DIP Credit Agreement (the “First Amendment”). The First Amendment, among other things, provided (i) that the Debtors may make certain transfers or payments in connection with settlements of certain third-party claims as described in the First Amendment and (ii) for a reduction in the excess cash threshold amount to the sum of $40.0 million and an amount (which shall not be less than zero) equal to $5.0 million less the amount of any payments on account of prepetition claims, liens or cure costs made by any Obligor after June 30, 2023. This excess cash threshold amount reduction resulted

Core Scientific, Inc.
Notes to Consolidated Financial Statements
in the Debtors making additional mandatory prepayments of $28.9 million under the Replacement DIP Credit Agreement during the year ended December 31, 2023.

Trilogy Note - As discussed in Note 3 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with Trilogy LLC which resulted in the issuance of an unsecured Promissory note (the “Trilogy Note”) with a principal amount of $2.9 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Didado Note- As discussed in Note 3 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with J.W. Didado Electric, LLC, (“Didado”) which resulted in the issuance of an unsecured Promissory note (the “Didado Note”) with a principal amount of $13.0 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 36 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Harper Note - As discussed in Note 3 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with Harper Construction Company, Inc, (“Harper”) which resulted in the issuance of an unsecured Promissory note (the “Harper Note”) with a principal amount of $4.7 million dated November 9, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Convertible Notes - The Company had elected to measure its Convertible Notes at fair value prior to the Petition Date and accordingly recognized $13.1 million of debt issuance costs as incurred at the time of issuance within interest expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022. The Company presented changes in fair value of the Convertible Notes during the periods prior to the Petition Date as follows: (1) the 10% contractual rate of interest on the convertible notes (consisting of 4% cash interest and 6% PIK interest) was presented as interest expense, net on the Consolidated Statements of Operations; (2) changes in fair value attributable to the Company’s own credit risk were presented within Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and as a component of Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Loss; and (3) other fair value changes were presented within Non-operating expenses, net on the Consolidated Statements of Operations. The fair value option was not available to liabilities subject to compromise as they are recorded at their expected allowed amount. At the Petition Date, the accumulated fair value adjustment on the Convertible Notes was $130.3 million and the Accumulated other comprehensive loss related to changes in fair value attributable to the Company’s own credit risk was $72.6 million. These amounts were derecognized for a gain of $202.9 million reported in Reorganization items, net when the Convertible Notes were reclassified as Liabilities subject to compromise during the year ended December 31, 2022.

The fair value of the Company’s Convertible Notes as of December 31, 2021, included the effect of a negotiation discount, which was a calibration adjustment that reflected the illiquidity of the instruments and the Company's negotiating position. Since the transaction was an orderly transaction, the Company deemed that the fair value equaled the transaction price at initial recognition. However, the closing of the merger of XPDI (which represented the occurrence of a qualified financing event as defined by the terms of the notes) in January 2022 resulted in the elimination of the negotiation discount along with other changes in fair value resulted in a significant increase in the fair value of the convertible notes (excluding interest expense and instrument-specific credit risk) for the year up until the Petition Date.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
The principal amount of the Convertible Notes as of December 31, 2023, reflected the proceeds received plus any PIK interest added to the principal balance of the notes. Upon the closing of the Merger Agreement with XPDI in January 2022, the conversion price for the Convertible Notes became fixed at 80% of the financing price ($8.00 per share of common stock) and the holders now had the right to convert at any time until maturity. At maturity, any Secured Convertible Notes not converted would be owed two times the original face value plus accrued interest; any other Convertible Notes (other than the Secured Convertible Notes) not converted would be owed the original face value plus accrued interest. In addition, at any time (both before and after the merger with XPDI), the Company had the right to prepay the Secured Convertible Notes at the minimum payoff of two times the outstanding face value plus accrued interest and for other Convertible Notes the outstanding face value plus accrued interest. All of the Convertible Notes, totaling $560.0 million as of December 31, 2023, were scheduled to mature on April 19, 2025, which included $237.6 million for the face value of the Secured Convertible Notes which had payoff at maturity of two times the face value of the note plus accrued interest. The total amount that would be owed on the Secured Convertible Notes outstanding as of December 31, 2023, if held to maturity was $475.2 million. The total amount that would be owed on the Convertible Notes if prepaid as of December 31, 2023, was $797.6 million.
9. CONTINGENT VALUE RIGHTS AND WARRANT LIABILITIES
Contingent Value Rights Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into the Contingent Value Rights Agreement and recorded the liabilities at fair value as of the Effective Date. Pursuant to the Contingent Value Rights Agreement, the Company issued 51,783,625 CVRs to holders of the Company’s Convertible Notes who received New Common Stock (in such capacity, the “Payees”) in an aggregate amount of 51,783,625 shares of New Common Stock (the “Corresponding New Common Stock”). The CVRs require the Company to make payments to each Payee, of:

•(i) at the first testing date, cash equal to such Payee’s pro rata share (the “Year 1 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 and (2) the fair market value of the Corresponding New Common Stock (the “First Anniversary Payment Amount”); provided that the Year 1 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 with respect to the first testing date; as of December 31, 2024, the fair market value of the Corresponding New Common Stock was in excess of $260,000,000. On January 23, 2025, the first testing date, the fair market value of the Corresponding New Common Stock was in excess of $260,000,000 and the Year 1 Contingent Payment Obligation was extinguished.

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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Effect of Chapter 11 Filing
As discussed in Note 3 — Chapter 11 Filing and Emergence from Bankruptcy, liabilities that may be affected by the Plan of Reorganization must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court. The warrants were classified as liabilities subject to compromise at their expected allowed amount of zero as of December 31, 2023. Their fair value of $0.3 million was derecognized as a gain in Reorganization items, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
During the year ended December 31, 2024, 0.6 million Tranche 1 Warrants were exercised, which resulted in cash receipts of $4.4 million.
The Tranche 2 Warrants became exercisable as of the close of trading on July 11, 2024, when the daily volume weighted average trading price of the Company’s New Common Stock exceeded $8.72 per share for the 20th consecutive trading day pursuant to the Warrant Agreement. During the year ended December 31, 2024, 60.9 million Tranche 2 Warrants were exercised, which resulted in cash receipts of $0.6 million.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
10. FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
Prior to the Petition Date, the Public Warrants and Private Placement Warrants were recognized as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to remeasurement at each balance sheet date until exercised, and any change in fair value were recognized in the Company’s Consolidated Statements of Operations. The initial and subsequent fair value estimates of the Public Warrants and Private Placement Warrants are based on the listed price in an active market for such warrants. After the Petition Date, the Public Warrants and Private Placement Warrants were transferred to Liabilities subject to compromise at the expected allowed amount of zero dollars. A gain of $0.3 million from the derecognition of the prior fair value is reported in Reorganization items, net for the year ended December 31, 2022.
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
The CVRs, GUC CVRs and Warrants are recognized as derivative liabilities in accordance with ASC 815 and are initially and subsequently measured at fair value with changes in fair value reflected in Net loss. When these instruments were recognized on the

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Effective Date, observable market data was not available. As of December 31, 2024, observable Level 1 market data was available for the CVRs and Warrants.
On the Effective Date, the CVRs and GUC CVRs were recognized at their fair value of $86.3 million. During the year ended December 31, 2024, a decrease in fair value of $82.1 million was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.
On the Effective Date, the warrants were recognized at their fair value of $345.9 million. During the year ended December 31, 2024, an increase in fair value of $1.45 billion was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$832,213	$—	$—	$832,213
Digital assets	23,893	—	—	23,893
Total assets measured at fair value on a recurring basis	$856,106	$—	$—	$856,106

Liabilities:
Contingent value rights	$4,272	$—	$—	$4,272
Warrants	1,097,285	—	—	1,097,285
Total liabilities measured at fair value on a recurring basis	$1,101,557	$—	$—	$1,101,557
Level 2 Recurring Fair Value Measurements
In October 2023, the Company entered into an energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at the Cottonwood 1 facility from November 1, 2023 through May 31, 2024 (the “Energy Derivatives”). The energy forward purchase contract is not designated as a hedging instrument for accounting. The Energy Derivatives are recognized as derivatives in accordance with ASC 815 initially and subsequently measured at fair value with changes in value reflected in Netloss. The Company measures the fair value of its energy forward purchase contract using the discounted cash flow model and uses Intercontinental Exchange forward curves and risk-free rates as observable market inputs.
The following table summarizes the fair value of the energy forward purchase contract on the Company’s Consolidated Balance Sheets (in thousands):

		Fair Value (Level 2)
	Financial statement line item	December 31, 2024	December 31, 2023
Energy forward purchase contract	Accrued expenses and other current liabilities	$—	$2,262

Core Scientific, Inc.
Notes to Consolidated Financial Statements

The Company recorded the following losses related to the energy forward purchase contract on the Company’s Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Financial statement line item	2024	2023
Energy forward purchase contract	Change in fair value of energy derivatives	$(2,757)	$(3,918)
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, including property, plant and equipment, and intangible assets (other than digital assets) are measured at estimated fair value on a nonrecurring basis and are adjusted only upon impairment or when held for sale. Prior to the adoption of ASU 2023-08, digital assets were subject to nonrecurring fair value adjustments only when impairment was recognized. Refer to Note 2 — Summary of Significant Accounting Policies and Note 5 — Property, Plant, and Equipment, for more information regarding fair value considerations when measuring impairment.
No non-financial assets were classified as Level 3 as of December 31, 2024 or December 31, 2023.
The Company’s financial instruments, that are not subject to recurring fair value measurements, include cash and cash equivalents (other than money market funds), restricted cash, accounts receivable, accounts payable, leases, notes payable and certain accrued expenses and other liabilities. Except for the 2029 Convertible Notes and 2031 Convertible Notes, the carrying amount of these financial instruments materially approximate their fair values. As of December 31, 2024, the fair value of the 2029 Convertible Notes and 2031 Convertible Notes using Level 1 active market price was $703.1 million and $615.8 million, respectively.
11. COMMITMENTS AND CONTINGENCIES
Commitments
As of December 31, 2024, the Company was contractually committed for approximately $1.14 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of its data centers to deliver hosting services for HPC. Of this amount, $899.3 million is reimbursable by our customer under our agreements. These capital expenditures are expected to occur over the next year.
Legal Proceedings
The Company is subject to legal proceedings arising in the ordinary course of business. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued and could materially adversely affect the Company’s business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, the Company is unable to estimate reasonably possible losses in excess of any amounts accrued.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
On January 24, 2025, the Company reached a settlement with Mr. Dean for $2.8 million and agreed to issue 561,866 shares of common stock to resolve the matter. The shares issued in settlement were drawn from the shares of New Common Stock held in reserve for disputed claims as described in Note 12 — Stockholders' Deficit and do not represent a new issuance of shares.
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
On January 28, 2025, the Company reached a settlement with GEM for $4.0 million and agreed to issue 817,775 shares of common stock to resolve the matter. The shares issued in settlement were drawn from the shares of New Common Stock held in reserve for disputed claims as described in Note 12 — Stockholders' Deficit and do not represent a new issuance of shares.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and December 31, 2023, there were no other material loss contingency accruals for legal matters.
Leases—See Note 7 — Leases for additional information.
12. STOCKHOLDERS' DEFICIT
Pre-emergence from Bankruptcy
Authorized Capital
As of December 31, 2023, the Company was authorized to issue 10.0 billion shares of common stock, $0.0001 par value. The holders of the Company’s common stock were entitled to one vote per share.
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
Equity Line of Credit
In July 2022, the Company entered into a common stock purchase agreement (the “Equity Line of Credit”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley. Pursuant to the Equity Line of Credit, the Company had the right to sell to B. Riley, up to $100.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “ELOC Common Stock”), subject to certain limitations and conditions set forth in the Equity Line of Credit, from time to time during the term of the Equity Line of Credit. Sales of ELOC Common Stock pursuant to the Equity Line of Credit, and the timing of any sales, were solely at the Company’s option, and the Company was under no obligation to sell any securities to B. Riley under the Equity Line of Credit. The Equity Line of Credit was terminated as a result of the Plan of Reorganization and the obligations of the parties under the Equity Line of Credit were extinguished.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, 4.4 million of the warrants were exercised in a cashless exercise resulting in 3.0 million net shares issued to the warrant holders.
There were no warrant exercises during the year ended December 31, 2023.
Convertible Note Exercises
As discussed in Note 8 — Convertible and Other Notes Payable, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $31.4 million from issuance through December 31, 2022, as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the year ended December 31, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised. There were no exercises of Convertible Notes during the year ended December 31, 2023.
SPAC Vesting Shares
1.7 million common shares are subject to vesting requirements, as described further in Note 4 — Business Combination and Restructuring. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Company’s Consolidated Balance Sheets as of December 31, 2023.
Vendor Settlement
In March 2022, the Company issued 1.6 million shares of the Company’s common stock related to a vendor liability that had been assumed by the Company in July 2021 as part of the Blockcap acquisition. In addition, the vendor liability required settlement in cash based on the difference between the weighted average of the closing price of the Company’s common stock for each day there was a closing price during the thirty consecutive days immediately prior to the expiration of the lockup period (defined in the agreement as 180 days from the date from the closing of the XPDI merger) and the $21.3 million contractual amount of the liability. During the year ended December 31, 2022, we recorded $9.5 million, within Other non-operating expenses, net on the Consolidated Statements of Operations related to changes in the fair value of the vendor liability. There were no changes in the fair value of the vendor liability during the year ended December 31, 2023. As of December 31, 2023, the fair value of the liability of $18.1 million was recorded within Liabilities subject to compromise on the Consolidated Balance Sheets.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants and 81,927,898 Tranche 2 Warrants;
•51,783,625 CVRs; and
•GUC CVRs.
The 4,725,091 shares of New Common Stock held in reserve for disputed claims will be distributed in settlement of previously disputed claims which become allowed by the Bankruptcy Court. On the one-year anniversary from the Effective Date, or at such earlier date as all disputed claims are considered resolved, any reserved shares not distributed in settlement of previously disputed claims which become allowed will be issued to holders of the common stock immediately prior to the Effective Date. As these shares will be issued and only the recipient is contingent, the Company accounts for these shares as outstanding in its Consolidated Balance Sheets and in the Basic and Diluted Weighted average shares outstanding in its Consolidated Statements of Operations. Shares estimated by the Company to be issued to disputed claims are included in the gain on satisfaction of the GUC claims reported in Reorganization items, net.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2024 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
December 31, 2025 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
December 31, 2026 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
Stock-Based Compensation
Stock Options—Stock options granted under the 2018 Plan were granted at a price per share not less than the fair value at the date of grant. Options granted vest over 4 years and are exercisable for up to 10 years. No stock options were granted during the years ended December 31, 2024, and 2023. Determining the fair value of stock options at the grant date required judgment, including estimating the expected term, expected volatility, risk-free interest rate, and expected dividends.
Expected Term—The Company’s expected term was determined using the simplified method and represents the midpoint between the vesting period and the contractual term of the awards.
Expected Volatility—The Company’s volatility factor was estimated using comparable public company volatility for similar terms.
Risk-Free Interest Rate—The Company based the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield currently available on US Treasury zero coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards did not correspond with the term for which an interest rate was quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.
Expected Dividends—The Company has no history of paying cash dividends and has no present intention to pay common stock cash dividends in the future; as a result, the expected dividend yield was 0% for the stock options that were granted.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
A summary of stock option activity for the year ended December 31, 2024, is as follows (amounts in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2023	22,575	8.88	6.9	$—
Cancellation of common stock in connection with emergence	(22,575)	8.88
Issuance of new common stock in connection with emergence	2,257	88.84
Options outstanding - Effective Date	2,257	88.84
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(1,888)	94.09
Expired	—	—
Options outstanding - December 31, 2024	369	$62.12	3.6	$372
Options expected to vest as of December 31, 2024	—	$127.39	3.2	$—
Options exercisable as of December 31, 2024	369	$61.61	3.6	$372
No options were granted or vested during the years ended December 31, 2024 and 2023. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was immaterial.
Restricted Stock Units — RSUs granted in 2024 generally vest over a 3-year service period.

Market Condition Restricted Stock Units — See Incentive Plan above for the vesting conditions of the Market condition restricted stock units (“MSUs”).
A summary of RSU and MSU activity for the year ended December 31, 2024, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2023	38,358	2.69	—	—
Cancellation of common stock in connection with emergence	(38,358)	2.69	—	—
Issuance of new common stock in connection with emergence	3,836	26.93	—	—
Unvested - Effective Date	3,836	26.93	—	—
Granted	20,914	6.70	2,843	6.07
Vested	(3,857)	15.71	(879)	6.11
Forfeited	(2,552)	16.42	(236)	3.99
Unvested - December 31, 2024	18,341	$7.68	1,728	$6.11
As of December 31, 2024, the Company had approximately $111.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted average time period of 2.4 years, and an additional $7.4 million of unrecognized stock-based compensation expense related to MSUs for which some or all of the requisite service has been provided

Core Scientific, Inc.
Notes to Consolidated Financial Statements
under the service conditions but had market conditions that had not yet been achieved. The unrecognized stock-based compensation expense related to MSUs is expected to be recognized over a weighted average time period of 2.0 years.
Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, is included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$7,950	$5,050	$25,779
Research and development	2,810	1,337	22,093
Sales and marketing	5,846	4,929	9,401
General and administrative	35,318	47,576	125,621
Stock-based compensation expense, net of amounts capitalized	51,924	58,892	182,894
Capitalized stock-based compensation[1]	487	—	—
Total stock-based compensation cost	$52,411	$58,892	$182,894
1 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
13. INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. The Company had $0.9 million and $0.7 million of income tax expense, and $17.1 million of income tax benefit for the years ended December 31, 2024, 2023 and 2022, respectively.
The income tax expense and effective income tax rate for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Current tax:
Federal	$—	$—	$74
State	859	683	1,356
Total current tax	859	683	1,430
Deferred tax:
Federal	—	—	(18,532)
State	—	—	11
Total deferred tax	—	—	(18,521)
Total income tax expense (benefit)	$859	$683	$(17,091)

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The reconciliation between the U.S. statutory tax rate and the Company’s effective tax is presented as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax benefit applied to loss before income taxes	$(275,971)	$(51,619)	$(454,316)
State income taxes, net of federal benefit	6,673	12,325	(31,667)
Stock compensation	14,319	16,578	4,789
Non-deductible interest	2,875	11,659	11,366
Fair value adjustment - convertible notes	287,523	—	(10,942)
Reorganization costs	1,508	40,572	—
Non-deductible expenses	—	—	288
Valuation allowance	(36,230)	(29,195)	241,892
Goodwill impairment	—	—	221,499
Other permanent items	162	363	—
Total income tax expense (benefit)	$859	$683	$(17,091)
The Company’s deferred tax assets and liabilities are detailed as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforward	$70,530	$73,272	$79,729
Capital loss carryforward	48,007	50,313	52,765
Deferred interest carryforward	23,858	18,438	11,289
Research tax credit carryforward	1,005	483	404
Reserves and accruals	4,773	2,440	4,248
Stock-based compensation	6,705	17,614	16,917
Derivatives	228	—	—
Property, plant and equipment, net	21,857	53,334	75,349
Digital asset impairment loss	—	6	—
Debt extinguishment loss	—	2,446	2,561
Intangibles (other than goodwill)	2,266	2,660	2,301
Leases	23,455	2,099	7,062
Capitalized research and development expenses	4,872	4,226	801
Other	470	6	169
Gross deferred tax assets	208,026	227,337	253,595
Valuation allowance	(183,123)	(219,515)	(248,710)
Deferred tax assets, net of valuation allowance	24,903	7,822	4,885
Deferred tax liabilities:
Deferred settlement	—	(6,031)	—
Operating lease ROU assets	(24,903)	(1,791)	(4,885)
Deferred tax liabilities, net	(24,903)	(7,822)	(4,885)
Total net deferred tax assets (liabilities)	$—	$—	$—

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$219,515	$248,710	$6,781
Change related to current net operating losses and impairments	16,612	(561)	241,892
Change related to deferred tax adjustments	(29,217)	(37,485)	37
Change related to prior period adjustments	6,409	8,851	—
Change related to restructuring	(30,196)	—	—
Ending Balance	$183,123	$219,515	$248,710
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the positive and negative evidence available, the Company has recorded a valuation allowance of $183.1 million. The valuation allowance primarily relates to deferred tax assets for fixed assets, deferred interest carryforwards, net operating loss carryforwards and capital loss carryforwards.
As of December 31, 2024, the Company has federal and state net operating loss carryforwards in the amount of $312.4 million and $128.1 million, respectively. As of December 31, 2023, the Company had federal and state net operating loss carryforwards in the amount of $330.2 million and $106.6 million, respectively. The federal net operating loss can be carried forward indefinitely, however the utilization of the federal net operating loss for a tax year is equal to the lesser of (1) the aggregate of the net operating loss carryovers to such year, plus the net operating carrybacks to such tax year, or (2) 80% of taxable income determined without regard to the deduction. The Company's state net operating loss carryforwards expiration periods range from 2035 to indefinite. As of December 31, 2024, the Company had U.S. federal and state capital loss carryforwards of $220.7 million and $42.4 million, respectively. The capital loss carryforwards begin to expire in 2028.
In addition, the Company's net operating loss may be subject to utilization limitations due to changes of control, as defined by tax law under Internal Revenue Code Sections 382. Similar provisions may subject the capital loss carryforwards to utilization limitation.

At December 31, 2024 and 2023, the Company had an unrecognized tax benefit of $0.6 million and $0.3 million, respectively. Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company's estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s 2020 through 2024 tax years are subject to U.S. federal and state examination.
14. NET LOSS PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At December 31, 2024, approximately 21.1 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the year then ended. Additionally, the basic EPS numerator includes an adjustment to eliminate the changes in fair value that have been recognized in Net loss from the close of trading on July 11, 2024 through December 31, 2024, the period in which the Tranche 2 Warrants were exercisable and therefore included in weighted average share calculations. Changes in fair value from Emergence through the close of trading on July 11, 2024 remain in Net loss for the year ended December 31, 2024.
Diluted EPS includes and presents the dilutive effect on EPS from the potential issuance of shares from unvested restricted stock units, conversion of convertible securities, or the exercise of options and/or warrants. The potentially dilutive effect of convertible securities are calculated using the if-converted method. The potentially dilutive effect of options or warrants are computed

Core Scientific, Inc.
Notes to Consolidated Financial Statements
using the treasury stock method. When potentially dilutive securities have an anti-dilutive effect (i.e., increase income per share or decrease loss per share), they are excluded from the diluted EPS calculation.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(1,315,005)	$(246,487)	$(2,146,318)
Add: Change in fair value of Tranche 2 Warrants	192,585	—	—
Basic and diluted net loss	$(1,122,420)	$(246,487)	$(2,146,318)
Denominator:
Weighted average shares outstanding - basic and diluted	255,832	379,863	340,647
Net loss per share - basic and diluted	$(4.39)	$(0.65)	$(6.30)

Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	369	22,575	23,915
Tranche 1 Warrants	97,673	—	—
Restricted stock units	18,341	38,358	45,217
Market condition restricted stock units	1,728	—	—
Warrants	—	14,892	18,311
Convertible Notes	69,611	69,998	69,998
SPAC Vesting Shares	—	1,725	1,725
Total shares issuable from potentially dilutive securities	187,722	147,548	159,166
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
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses gross profit to evaluate performance and allocate resources. Gross profit is used to evaluate actual results against expectations, which are based on comparable prior results, current budget, and current forecast. Gross profit is also used in deciding how profits and cash flows will be reinvested or otherwise deployed. The Company adopted ASU 2023-07 on January 1, 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. Power fees, depreciation expense, employee compensation and facility operations expense were determined to be significant segment expenses. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of

Core Scientific, Inc.
Notes to Consolidated Financial Statements
significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$408,740	$390,333	$397,796
Cost of digital asset self-mining:
Power fees	160,833	165,848	144,117
Depreciation expense	108,499	88,628	212,944
Employee compensation	26,129	16,853	23,574
Facility operations expense	13,274	14,055	9,554
Other segment items	5,600	6,312	4,893
Total cost of digital asset self-mining	314,335	291,696	$395,082
Digital Asset Self-Mining gross profit	$94,405	$98,637	$2,714
Digital Asset Self-Mining gross margin	23%	25%	1%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$77,554	$112,067	$242,517
Cost of digital asset hosted mining services:
Power fees	35,408	62,366	125,859
Depreciation expense	3,604	6,806	10,630
Employee compensation	4,933	6,337	20,587
Facility operations expense	2,765	5,285	8,344
Other segment items	6,848	6,451	71,411
Total cost of digital asset hosted mining services	53,558	87,245	$236,831
Digital Asset Hosted Mining gross profit	$23,996	$24,822	$5,686
Digital Asset Hosted Mining gross margin	31%	22%	2%

HPC Hosting Segment
HPC hosting revenue:
License fees	$17,498	$—	$—
Maintenance and other	73	—	—
Licensing revenue	17,571	—	—
Power fees passed through to customer	6,807	—	—
Total HPC hosting revenue	24,378	—	—
Cost of HPC hosting services:
Depreciation expense	3	—	—
Employee compensation	2,514	—	—
Facility operations expense	11,907	—	—
Other segment items	478	—	—
Cost of licensing revenue	14,902	—	—
Power fees passed through to customer	6,807	—	—
Total cost of HPC hosting services	21,709	—	—
HPC Hosting gross profit	$2,669	$—	$—
HPC Hosting licensing gross margin	15%	—%	—%
HPC Hosting gross margin	11%	—%	—%

Consolidated
Consolidated total revenue	$510,672	$502,400	$640,313
Consolidated cost of revenue	$389,602	$378,941	$631,913
Consolidated gross profit	$121,070	$123,459	$8,400
Consolidated gross margin	24%	25%	1%

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of December 31, 2024 and December 31, 2023, all of the Company’s fixed assets were located in the United States. For the years ended December 31, 2024, 2023 and 2022, all of the Company’s revenue was generated in the United States. For the years ended December 31, 2024, 2023 and 2022, 80%, 78% and 62%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. As of December 31, 2024 and 2023, substantially all of our digital assets were held by one third-party digital asset service.

For the years ended December 31, 2024, 2023 and 2022, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and HPC Hosting segment revenue were as follows:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	Percent of Digital Asset Self-Mining segment revenue:			Percent of Digital Asset Hosted Mining segment revenue:			Percent of HPC Hosting segment revenue:
Customer
E (related party)	N/A	N/A	N/A	N/A	N/A	38%	N/A	N/A	N/A
F1	N/A	N/A	N/A	61%	49%	N/A	N/A	N/A	N/A
G	100%	100%	100%	N/A	N/A	N/A	N/A	N/A	N/A
H	N/A	N/A	N/A	21%	15%	N/A	N/A	N/A	N/A
J	N/A	N/A	N/A	N/A	N/A	N/A	100%	N/A	N/A
1 On the Effective Date, Customer F became a minority shareholder of the Company.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reportable segment gross profit	$121,070	$123,459	$8,400
Change in fair value of digital assets	(1,052)	—	—
Gain from sale of digital assets	—	3,893	44,298
Impairment of digital assets	—	(4,406)	(231,315)
Change in fair value of energy derivatives	(2,757)	(3,918)	—
Impairment of goodwill and other intangibles	—	—	(1,059,265)
Impairment of property, plant and equipment	—	—	(590,673)
Losses on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(28,025)
Operating expenses:
Research and development	11,830	7,184	26,962
Sales and marketing	9,969	7,019	12,731
General and administrative	110,448	93,908	213,280
Total operating expenses	132,247	108,111	252,973
Operating (loss) income	(19,196)	8,961	(2,109,553)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	287
Interest expense, net	37,070	86,238	96,826
Fair value adjustment on convertible notes	—	—	186,853
Fair value adjustment on derivative warrant liabilities	—	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Change in fair value of warrants and contingent value rights	1,369,157	—	—
Other non-operating (income) expense, net	(325)	(2,530)	5,232
Total non-operating expenses, net	1,294,950	254,765	53,856
Loss before income taxes	$(1,314,146)	$(245,804)	$(2,163,409)

16. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company from time to time has entered into various transactions with related parties.
The Company previously had agreements to provide digital asset hosted services to various entities that are managed and invested in by individuals that were directors and executives of the Company. For the years ended December 31, 2023 and 2022, the Company recognized digital asset hosted revenue from the contracts with these entities of $10.1 million and $29.5 million, respectively. In addition, for the years ended December 31, 2023 and 2022, there was equipment sales revenue recognized of nil and $71.4 million to these same various entities. There were no such transactions during the year ended December 31, 2024. Receivables from these entities were nil as of December 31, 2024 and 2023.
During the year ended December 31, 2022, the Company reimbursed its former chief executive officer, and its co-founder and director, for use of a personal aircraft for flights taken on Company business. The Company did not make such reimbursements in fiscal 2024 and 2023. For the year ended December 31, 2022, the Company incurred reimbursements of $1.9 million. Nominal amounts were payable at December 31, 2023.
17. SUBSEQUENT EVENT
On February 26, 2025, the Company announced a new agreement with CoreWeave to deliver an additional 70 MW of infrastructure at the Company’s Denton, Texas facility. Under the terms of this agreement, the Company is contractually committed to approximately $104 million in capital expenditures.

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report included below.
Remediation of Prior Year Material Weaknesses
At December 31, 2023, the Company disclosed material weaknesses related to management’s inability to design and implement program change management controls for certain financially relevant systems, related to user access provisioning controls over appropriate segregation of duties and related to controls to ensure transactions were recorded timely and in accordance with GAAP.
Throughout 2024, management executed the following actions to fully remediate the prior year material weaknesses:

•	improved IT application-specific and general controls to manage access and program changes across our key systems;
•	increased the depth, experience and communication within our accounting and finance organization;
•	enhanced the design, coordination and documentation of controls over transactions, financial reporting, and inputs into period-end disclosures; and
•	updated internal reporting procedures, including enhancing the analytical procedures used to assess period-end balances, to add depth to our review process and improve our segregation of duties.

To support our conclusion, management designed processes and controls in support of these remediation activities that were implemented and tested throughout the year and determined to be effective.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, except for the remediation actions described above, there was no change in Core Scientific, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Stockholders and Board of Directors of
Core Scientific, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Core Scientific Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes of the Company (collectively referred to as the “financial statements”), and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP
Los Angeles, CA
February 26, 2025

Item 9B. Other Information
2025 Annual Meeting
The Company has set May 12, 2025 as the date for its 2025 annual meeting of stockholders (the “Annual Meeting”). In accordance with the requirements set forth in our Second Amended and Restated Bylaws (the “Bylaws”), any stockholder seeking to raise a proposal or to make a nomination for consideration at the Annual Meeting must comply with the requirements set forth in our Bylaws, including by delivering a notice of their proposal or nomination to the Company’s Secretary at 838 Walker Road, Suite 21-2105, Dover, Delaware 19904, no later than March 8, 2025. In addition, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended.
Trading Arrangements
During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024 pursuant to Regulation 14A (the “2025 Proxy Statement”). For the relevant information within the 2025 Proxy Statement, see information included under the principal headings “Information Regarding Director Nominees and Directors”; “Executive Officers”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and the sub-headings “Code of Business Conduct and Ethics”; “Audit Committee”; and “Insider Trading and Hedging Policy” under the principal heading “Corporate Governance and Related Matters.”
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2025 Proxy Statement under the principal headings “Compensation Discussion and Analysis”; “Report of the Compensation Committee of the Board of Directors”; “Executive Compensation”; “Non-Employee Director Compensation”; “Pay versus Performance”; and the sub-heading “Compensation Committee Interlocks and Insider Participation” under the principal heading “Corporate Governance and Related Matters.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement under the principal headings “Securities Authorized for Issuance under Equity Compensation Plans”; “Security Ownership of Certain Beneficial Owners and Management”; and, with respect to the narrative description of the 2024 Stock Incentive Plan, the sub-heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” under the principal heading “Compensation Discussion and Analysis.”.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement Statement under the principal heading “Transactions with Related Persons” and the sub-heading “Board of Directors Independence” and, with respect to determining whether the members of a committee of the Board of Directors are independent, the sub-headings “Audit Committee”; “Compensation Committee”; and “Nominating and Corporate Governance Committee” under the heading “Corporate Governance and Related Matters.”
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2025 Proxy Statement under the sub-headings “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” within the “Proposal 8 — Ratification of Selection of Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits and Financial Statement Schedules.
1. Consolidated Financial Statements

The following consolidated financial statements of Core Scientific, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm (PCAOB 688); Marcum LLP, Los Angeles, CA	74
Consolidated Balance Sheets as of December 31, 2024 and 2023	76
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	77
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	78
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2024, 2023 and 2022	79
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	81
Notes to Consolidated Financial Statements	84
2. Consolidated Financial Statement Schedules
All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3. Exhibits

Exhibit No.	Exhibit Description
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

4.1
Assignment, Assumption and Amendment Agreement, by and among Power & Digital Infrastructure Acquisition Corp., Core Scientific Holding Co., Continental Stock Transfer & Trust Company, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022).

4.2
Form of Bridge Promissory Note, by, between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

4.3
Form of Bridge Promissory Note, by, and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

4.4
Warrant Agreement between Continental Stock Transfer  & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on February 12, 2021).

4.5††
Secured Convertible Note Purchase Agreement, dated as of April 19, 2021, by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-262596), filed with the SEC on February 9, 2022).

4.6
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

4.7
Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit A to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-262596), filed with the SEC on February 9, 2022).

4.8††
Convertible Note Purchase Agreement by and among Core Scientific Holding Co., the Guarantors thereto, the Purchasers thereto and U.S. Bank National Association as note agent and collateral agent, dated August 20, 2021 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).

4.9
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

Exhibit No.	Exhibit Description
4.10	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-258720), filed with the SEC on November 19, 2021).
4.11	Description of registered securities (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K (File No. 001-40046), filed with the SEC on March 30, 2022).
4.12††
Secured Convertible Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

4.13††
Secured Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

4.14
Warrant Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as Warrant Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

4.15
Indenture, dated as of August 19, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of Global Note, representing the Company's 3.00% Convertible Senior Notes due 2029 included as Exhibit A therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

4.16
Indenture, dated as of December 5, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of the Global Note, representing the Company's 0.00% Convertible Senior Notes due 2031 included as Exhibit A therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024).

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

Exhibit No.	Exhibit Description
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

10.20#
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

10.22#††
Separation Agreement, dated as of April 18, 2022, by and between the Company and Michael Trzupek (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

10.23#
Employment Agreement, dated as of April 7, 2022, by and between the Company and Denise Sterling (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended March 31, 2022 filed with the SEC on May 13, 2022).

10.24++
Industrial Power Contract by and between Murphy Electric Power Board and BCV 77, LLC, dated December 15, 2017, as assigned and assumed on February 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.25††
Interruptible Power Product Agreement by and between Murphy Electric Power Board and Core Scientific Holding Co., dated August 30, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

Exhibit No.	Exhibit Description
10.26++
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

10.28††++
Electric Service Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated June 10, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.29††++
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

10.31
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

10.33††++
Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended June 30, 2022 filed with the SEC on August 22, 2022).

10.34††++
Bridge Promissory Note, dated as of April 7, 2022, by and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046), for the period ended June 30, 2022 filed with the SEC on August 22, 2022).

10.35++
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on August 4, 2022).

10.36++
Amended and Restated Bridge Promissory Note, dated as of August 1, 2022, by and between the Company and BRF Finance Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on August 4, 2022).

10.37
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

10.38
Restructuring Support Agreement, dated as of December 22, 2022, by and among the Company and the Ad Hoc Noteholder Group (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on December 22, 2022).

10.39
Common Stock Purchase Agreement, dated as of July 20, 2022, by and between Core Scientific, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2022).

10.40
Registration Rights Agreement, dated as of July 20, 2022, by and between Core Scientific, Inc. and B. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on July 21, 2022).

Exhibit No.	Exhibit Description
10.41
Commitment Letter, dated as of January 29, 2023, by and between Core Scientific, Inc. and B. Riley Commercial Capital LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on February 7, 2023).

10.42	Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on March 2, 2023).
10.43	First Amendment to Replacement DIP Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046), filed with the SEC on July 6, 2023).
10.44
Resignation of Michael Levitt from his role as Chief Executive Office and appointment of Adam Sullivan to serve as interim Chief Executive Officer, as filed in the Company's Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on August 7, 2023.

10.45
Purchase and Sale Agreement, by and between Core Scientific Operating Company and Celsius Mining LLC, date (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on September 20, 2023).

10.46
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

10.47††
Restructuring Support Agreement, dated November 16, 2023, by and among the Debtors, the Consenting Creditors and the Equity Committee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on November 22, 2023).

10.48††
Backstop Commitment Letter, dated November 16, 2023, by and among the Company and the Commitment Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.: 001-40046) filed with the SEC on November 22, 2023).

10.49††
Asset Purchase Agreement, dated as of September 5, 2023, by and between Bitmain and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.50††
Amendment to Asset Purchase Agreement, dated as of November 6, 2023 by and between Bitmain and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.51††
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

10.54
Contingent Value Rights Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January 25, 2024).

10.55#
Letter Agreement by and between Adam Sullivan and Core Scientific Holding Co., dated April 5, 2023 (incorporated by reference to Exhibit 10.97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024).

Exhibit No.	Exhibit Description
10.56#	Core Scientific, Inc., 2024 Stock Incentive Plan, dated as of April 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2024).
10.57#
Employment Agreement, by and between Adam Sullivan and Core Scientific, Inc., dated June 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.58#
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.59#
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.60#
Employment Agreement, by and between Todd M. DuChene and Core Scientific, Inc., dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.61#
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.62#
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.63#
Transition and Separation Agreement, by and between Denise Sterling and Core Scientific, Inc., dated September 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

10.64#
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

19*	Core Scientific, Inc. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed herewith.
#	Indicates management contract or compensatory plan.
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

Core Scientific, Inc.

By:	/s/ Adam Sullivan
Name:	Adam Sullivan
Title:	Chief Executive Officer
Date:	February 26, 2025

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Adam Sullivan	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Adam Sullivan

/s/ Denise Sterling	Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2025
Denise Sterling

/s/ Todd Becker	Director	February 26, 2025
Todd Becker

/s/ Jeff Booth	Director	February 26, 2025
Jeff Booth

/s/ Jordan Levy	Director	February 26, 2025
Jordan Levy

/s/ Jarrod Patten	Director	February 26, 2025
Jarrod Patten

/s/ Yadin Rozov	Director	February 26, 2025
Yadin Rozov

/s/ Eric Weiss	Director	February 26, 2025
Eric Weiss