Form 10-Q
period 2025-03-31
Core Scientific, Inc./tx
filed 2025-05-07
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 2, 2025, 297,821,835 shares of Common Stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, statements under Part I. Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Part I. Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$697,942	$836,197
Restricted cash	783	783
Accounts receivable	1,018	1,025
Digital assets	80,646	23,893
Prepaid expenses and other current assets	52,789	42,064
Total Current Assets	833,178	903,962
Property, plant and equipment, net	650,291	556,342
Operating lease right-of-use assets	111,203	114,472
Other noncurrent assets	30,699	24,039
Total Assets	$1,625,371	$1,598,815
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$6,328	$19,265
Accrued expenses and other current liabilities	95,492	69,230
Deferred revenue	60,872	18,134
Operating lease liabilities, current portion	9,982	9,974
Finance lease liabilities, current portion	1,161	1,669
Notes payable, current portion	16,214	16,290
Contingent value rights, current portion	5,461	—
Total Current Liabilities	195,510	134,562
Operating lease liabilities, net of current portion	94,953	97,843
Convertible and other notes payable, net of current portion	1,071,843	1,073,990
Contingent value rights, net of current portion	11,628	4,272
Warrant liabilities	421,902	1,097,285
Other noncurrent liabilities	11,042	11,043
Total Liabilities	1,806,878	2,418,995
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 299,087 and 292,606 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	2,973,015	2,915,035
Accumulated deficit	(3,154,525)	(3,735,218)
Total Stockholders’ Deficit	(181,507)	(820,180)
Total Liabilities and Stockholders’ Deficit	$1,625,371	$1,598,815
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Digital asset self-mining revenue	$67,179	$149,959
Digital asset hosted mining revenue from customers	3,773	29,332
Colocation revenue	8,573	—
Total revenue	79,525	179,291
Cost of revenue:
Cost of digital asset self-mining	61,170	81,564
Cost of digital asset hosted mining services	2,036	20,081
Cost of Colocation services	8,106	—
Total cost of revenue	71,312	101,645
Gross profit	8,213	77,646
Change in fair value of digital assets	10,688	—
Gain from sales of digital assets	—	(543)
Change in fair value of energy derivatives	—	2,218
Losses on exchange or disposal of property, plant and equipment	6	3,820
Selling, general and administrative	40,115	16,924
Operating (loss) income	(42,596)	55,227
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50
Interest (income) expense, net	(2,187)	14,087
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Reorganization items, net	—	(111,439)
Other non-operating expense, net	157	1,746
Total non-operating income, net	(623,494)	(155,670)
Income before income taxes	580,898	210,897
Income tax expense	205	206
Net income	$580,693	$210,691
Net income per share (Note 11)
Basic	$1.44	$0.91
Diluted	$1.25	$0.78
Weighted average shares outstanding
Basic	315,186	230,954
Diluted	363,314	282,531
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,735,218)	(820,180)
Net income	—	—	—	580,693	580,693
Stock-based compensation	—	—	16,405	—	16,405
Restricted stock awards issued, net of shares withheld for tax withholding obligations	2,981	—	(50)	—	(50)
Exercise of warrants	3,500	$—	41,625	—	41,625
Balance at March 31, 2025	299,087	$3	$2,973,015	$(3,154,525)	$(181,507)
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at December 31, 2023, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net income	—	—	—	210,691	210,691
Stock-based compensation	—	—	(1,060)	—	(1,060)
Cancellation of common stock in connection with emergence	(386,883)	(36)	36	—	—
Issuance of new common stock in connection with emergence	152,497	2	296,494	—	296,496
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options		—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,285	—	(3,388)	—	(3,388)
Restricted stock awards forfeited	(40)	—	—	—	—
Balance at March 31, 2024	182,237	$2	$1,891,011	$(2,209,522)	$(318,509)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net income	$580,693	$210,691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,731	28,996
Losses on exchange or disposal of property, plant and equipment	6	3,820
Amortization of operating lease right-of-use assets	2,676	770
Stock-based compensation	16,185	(1,060)
Digital asset self-mining and shared hosting revenue	(67,441)	(149,959)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	152,810
Change in fair value of digital assets	10,688	—
Gain from sale of digital assets	—	(543)
Change in fair value of energy derivatives	—	(797)
Change in fair value of warrant liabilities	(634,280)	(18,390)
Change in fair value of contingent value rights	12,816	(41,724)
Loss on debt extinguishment	—	50
Amortization of debt discount	1,732	660
Non-cash reorganization items	—	(143,791)
Changes in operating assets and liabilities:
Accounts receivable, net	6	(106)
Prepaid expenses and other current assets	(10,469)	(5,989)
Accounts payable	(14,295)	(9,735)
Accrued expenses and other	2,712	(10,351)
Deferred revenue from colocation services	42,005	—
Deferred revenue from hosted mining services	734	(580)
Other noncurrent assets and liabilities, net	(4,098)	7,402
Net cash (used in) provided by operating activities	(40,599)	22,174
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(88,422)	(31,894)
Purchase of equity investments	(5,000)	—
Investments in internally developed software	(36)	(76)
Net cash used in investing activities	(93,458)	(31,970)
Cash flows from Financing Activities:
Principal repayments of finance leases	(509)	(3,554)
Principal payments on debt	(3,955)	(13,702)
Proceeds from exercise of warrants	266	—
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(4,198)	54,363
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,255)	44,567
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$698,725	$114,276

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$697,942	$98,125
Restricted cash	783	16,151
Total cash, cash equivalents and restricted cash	$698,725	$114,276

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for high-density colocation services and digital asset mining of bitcoin. We operate dedicated, purpose-built facilities for digital asset mining and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own large fleet of computers (“miners”) to earn digital assets for our own account. We provide hosting services for large bitcoin mining customers and are in the process of allocating and converting a significant portion of our ten data centers in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence-related workloads under a series of contracts that entail the modification of certain of our data centers to deliver next generation colocation services. We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”).
The Company has historically focused on designing, developing and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. Beginning on March 6, 2024, we announced a series of new contractual agreements with CoreWeave, Inc., a third-party provider of high-performance computing (“HPC”) operations for customers using specialized graphics processing units (“GPUs”). These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions.
We currently operate in three segments: “Digital Asset Self-Mining,” consisting of digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of our digital infrastructure and third-party hosting services for digital asset mining, and “Colocation,” consisting of providing high-density colocation services to third parties for GPU-based HPC operations. Prior to April 1, 2024, we operated only in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.”
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
Our high-density colocation services provide space, power, cooling, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. The extension of our business into the Colocation segment involves significant risk, including risks involving facility construction, supply chain and the risk of nonperformance by our single customer, as disclosed further in Part I, Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
On January 23, 2024 (the “Effective Date”), the Company emerged from bankruptcy when the conditions to the effectiveness of the Fourth Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (with Technical Modifications) (the “Plan of Reorganization”) were satisfied or waived. For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 8 — Convertible and Other Notes Payable, 9 — Contingent Value Rights and Warrant Liabilities and 12 — Stockholders' Deficit to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in the valuation of digital assets, property, plant and equipment, the initial measurement

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
of lease liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $697.9 million and $836.2 million, respectively, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $672.6 million and $832.2 million of highly liquid money market funds as of March 31, 2025 and December 31, 2024, respectively, which are classified as Level 1 within the fair value hierarchy. Restricted cash consists of a deposit held at a lender’s bank in accordance with the terms of a note agreement.

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s digital assets have active markets with observable prices and their fair value measurements are considered Level 1. The following table presents a roll-forward of total digital assets for the three months ended March 31, 2025, and the three months ended March 31, 2024 (under the prospectively adopted ASU 2023-08 fair value model) (in thousands):

	March 31, 2025	March 31, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	67,441	149,644
Mining revenue from shared hosting	—	8,371
Proceeds from sales of digital assets and shared hosting	—	(160,777)
Change in fair value of digital assets	(10,688)	—
Gain from sales of digital assets	—	543
Payment of board fee	—	(89)
Digital assets, end of period	$80,646	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of March 31, 2025 and December 31, 2024, there was $0.6 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.

The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
March 31, 2025	977	$92,431	$80,646
December 31, 2024	256	$24,991	$23,893

Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of March 31, 2025 and December 31, 2024, was $60.9 million and $18.1 million, respectively.
During the three months ended March 31, 2025, the Company recognized $0.3 million of revenue that was included in the deferred revenue balance as of the beginning of the year.
During the three months ended March 31, 2024, the Company recognized $6.4 million of revenue that was included in the deferred revenue balance as of the beginning of the year.
Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for colocation services.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.
The Company is entitled to non-cash compensation based on the Full-Pay-Per-Share (“FPPS”) model of the mining pool it is a participant in. FPPS pools pay block rewards and transaction fees, less mining pool fees, and the participants are entitled to non-cash consideration even if a block is not successfully validated by the mining pool operator. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that we are entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:
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
Direct expenses associated with providing hash calculation services to a third-party operated mining pool, such as electricity costs and employee compensation, are recorded as cost of revenues. Depreciation and amortization expenses on fixed and right-of-use assets, including digital asset mining equipment used to provide the services, are also recorded as a component of cost of revenues.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Revenue Recognition - Colocation Revenue
Our Colocation segment generates revenue by leasing data center space to our customer under licensing agreements. These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. We have elected the practical expedient available under ASC Topic 842, Leases, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our current licensing arrangements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC Topic 842.
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
Certain licensing arrangements provide for variable payments for power delivery services and maintenance services on customer assets and reimbursements for lessor costs such as taxes. Payments for physical security and other routine maintenance services are included in the fixed lease payments. Power delivery services represent a stand ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers may request and the Company may provide maintenance services on customer assets during the coterminous lease term. Customers are charged monthly for fees incurred on these maintenance services delivered and actual power costs incurred at current utility or fuel cost rates. These payments from customers for power delivery and maintenance services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in Colocation revenue in the Consolidated Statements of Operations.
Performance Obligation Commitments
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of March 31, 2025, for contracts with original terms that exceed one year (ranging from 15 to 24 months), we expect to recognize approximately $5.4 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 100% of this amount over the next 12 months.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).” The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025 and will reflect the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of ASU 2023-09 affects annual income tax disclosures only and does not impact interim reporting.

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s unaudited consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
3. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$25,151	$23,667	20 years
Building and improvements	256,324	256,086	10 to 39 years
Mining and network equipment	414,038	414,173	3 to 5 years
Electrical equipment[2]	82,240	82,598	5 to 15 years
Other property, plant and equipment[3]	2,958	2,884	5 to 7 years
Total	780,711	779,408
Less: accumulated depreciation and amortization[4]	407,184	385,922
Total	373,527	393,486
Add: Construction in progress	276,764	162,856
Property, plant and equipment, net	$650,291	$556,342
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $8.5 million and $8.5 million at March 31, 2025 and December 31, 2024, respectively.
3 Includes finance lease assets of $0.4 million and $0.4 million at March 31, 2025 and December 31, 2024, respectively.
4 Includes accumulated amortization for assets under finance leases of $3.2 million and $3.0 million at March 31, 2025 and December 31, 2024, respectively.
Depreciation expense, including amortization of finance lease assets, for the three months ended March 31, 2025 and 2024, was $19.5 million and $28.8 million, respectively.
4. LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$111,203	114,472
Finance lease right-of-use assets	Property, plant and equipment, net	$5,647	5,873
Liabilities:
Operating lease liabilities, current portion	Operating lease liabilities, current portion	$9,982	9,974
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	$94,953	97,843
Finance lease liabilities, current portion	Finance lease liabilities, current portion	$1,161	1,669
Finance lease liabilities, net of current portion	Other noncurrent liabilities	$2	3

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Financial statement line item	2025	2024
Operating lease expense	Cost of Colocation services	$3,407	$—
Operating lease expense	Cost of digital asset self-mining	85	97
Operating lease expense	Cost of digital asset hosted mining services	5	29
Operating lease expense	Selling, general and administrative expenses	1,207	1,293
Short-term lease expense	Cost of digital asset self-mining	286	—
Variable lease expense	Cost of Colocation services	269	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	226	334
Interest on lease liabilities	Interest expense, net	49	1,037
Total finance lease expense		275	1,371
Total lease expense		$5,534	$2,790
Information relating to the lease term and discount rate is as follows:

	March 31, 2025	March 31, 2024
Weighted Average Remaining Lease Term (Years)
Operating leases	8.3	7.1
Finance leases	0.5	1.3
Weighted Average Discount Rate
Operating leases	8.5%	9.3%
Finance leases	12.6%	12.3%

Information relating to lease payments is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Payments
Operating cash flows from operating leases	$3,052	$69
Operating cash flows from finance leases	$40	$1,074
Financing cash flows from finance leases	$509	$3,554

Supplemental Noncash Information
Decrease in operating right-of-use assets due to lease modification	$(593)	$—

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at March 31, 2025, and thereafter (in thousands):

	Operating Leases	Finance Leases
Remaining 2025	$13,712	$1,201
2026	19,000	3
2027	19,423	—
2028	19,859	—
2029	20,358	—
Thereafter	54,309	—
Total lease payments	146,661	1,204
Less: imputed interest	41,726	40
Total	$104,935	$1,164
Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — Colocation Revenue. There was no lease revenue during the three months ended March 31, 2024.
The components of lease revenue were as follows (in thousands):

Three Months Ended March 31, 2025
Lease Revenue
Operating lease revenue	$5,995
Variable lease revenue	2,578
Total lease revenue	$8,573
The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received at March 31, 2025, and thereafter (in thousands):

Operating Leases(1)
Remaining 2025	$17,569
2026	23,952
2027	24,670
2028	25,410
2029	26,173
Thereafter	33,747
Total	$151,521
(1) Operating lease payments expected to be received excludes $10.0 billion in total future noncancellable minimum lease payments for operating leases that have not yet commenced at March 31, 2025, which have lease terms of 12 years from commencement.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of March 31, 2025 and December 31, 2024, consists of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	March 31, 2025	December 31, 2024
Convertible Notes:
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
2029 Convertible Notes	3.0%	3.7%	2029	460,000	460,000
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	9,647	10,669
Didado note	5.0%	15.0%	2027	8,281	8,964
HMC note	5.0%	15.0%	2026	8,181	9,042
Harper note	5.0%	15.0%	2026	2,651	3,119
Trilogy note	5.0%	15.0%	2026	1,831	2,107
Other:
ACM note	—%	15.0%	2025	2,443	3,023
Other	7.1% - 7.7%	7.1% - 7.7%	2025	64	129
Notes payable				1,118,098	1,122,053
Less: Unamortized discounts				30,041	31,773
Total notes payable, net				1,088,057	1,090,280
Less: current portion				16,214	16,290
Convertible and other notes payable, net of current portion				$1,071,843	$1,073,990
Interest expense on the 2029 Convertible Notes and 2031 Convertible Notes (together “Convertible Notes”) was as follows (in thousands):

Three Months Ended March 31, 2025
Coupon interest	$3,450
Amortization of debt discount and issuance costs	1,297
Total	$4,747
Maturities on convertible and other notes payable, gross of unamortized discounts, are as follows (in thousands):

	Convertible Notes	Other Notes Payable
Remaining 2025	$—	$13,754
2026	—	13,047
2027	—	6,297
2028	—	—
2029	460,000	—
Thereafter	625,000	—
Total	$1,085,000	$33,098

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. CONTINGENT VALUE RIGHTS AND WARRANT LIABILITIES
Contingent Value Rights Agreement
On the Effective Date, under the terms of the Plan of Reorganization, the Company entered into the Contingent Value Rights Agreement and recorded the liabilities at fair value as of the Effective Date. Pursuant to the Contingent Value Rights Agreement, the Company issued 51,783,625 CVRs to holders of the Company’s Convertible Notes (in such capacity, the “Payees”) who received common stock, par value $0.00001 per share (the “New Common Stock”) in an aggregate amount of 51,783,625 shares of New Common Stock (the “Corresponding New Common Stock”). The CVRs require the Company to make payments to each Payee, of:

•(i) at the first testing date, cash equal to such Payee’s pro rata share (the “Year 1 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 and (2) the fair market value of the Corresponding New Common Stock (the “First Anniversary Payment Amount”); provided that the Year 1 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 with respect to the first testing date. On January 23, 2025, the first testing date, the fair market value of the Corresponding New Common Stock was in excess of $260,000,000 and the Year 1 Contingent Payment Obligation was extinguished.

•(ii) at the second testing date, January 23, 2026, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 2 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 minus the First Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Second Anniversary Payment Amount”); provided that the Year 2 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus the First Anniversary Payment Amount, if any, with respect to the second testing date. As of March 31, 2025, the estimated fair value of the Year 2 Contingent Payment Obligation was approximately $5.5 million.

•(iii) at the third testing date, January 23, 2027, cash or New Common Stock (or a combination of cash and New Common Stock), in the Company’s sole discretion, equal to such Payee’s pro rata share (the “Year 3 Contingent Payment Obligation”) of the lesser of (a) $43,333,333.33 and (b) the difference between (1) $260,000,000 minus the sum of the First Anniversary Payment Amount and the Second Anniversary Payment Amount and (2) the fair market value of the Corresponding New Common Stock (the “Third Anniversary Payment Amount”); provided that the Year 3 Contingent Payment Obligation will be extinguished if the fair market value of the Corresponding New Common Stock is equal to or in excess of $260,000,000 minus (1) the First Anniversary Payment amount, if any and (2) the Second Anniversary Payment Amount, if any, with respect to the third testing date. As of March 31, 2025, the estimated fair value of the Year 3 Contingent Payment Obligation was approximately $11.6 million.
Warrant Agreement
On the Effective Date, pursuant to the Plan of Reorganization and the confirmation order entered into on January 16, 2024 by the United States Bankruptcy Court for the Southern District of Texas, which, among other things, confirmed the Plan of Reorganization, the Company entered into a warrant agreement (the “Warrant Agreement”) providing for the issuance of 98,313,313 warrants, each exercisable for one share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”), and 81,927,898 warrants, each exercisable for one share of New Common Stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). The Tranche 1 Warrants expire on January 23, 2027, and the Tranche 2 Warrants expire on January 23, 2029.
During the three months ended March 31, 2025, 0.1 million Tranche 1 Warrants were exercised, which resulted in cash receipts of $0.5 million. As of March 31, 2025, there were 97.6 million unexercised Tranche 1 Warrants.
During the three months ended March 31, 2025, 3.4 million Tranche 2 Warrants were exercised, which resulted in immaterial cash receipts. As of March 31, 2025, there were 17.6 million unexercised Tranche 2 Warrants.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
During the three months ended March 31, 2025, an increase in fair value of CVRs of $12.8 million was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.
During the three months ended March 31, 2025, a decrease in fair value of Warrants of $634.3 million was included in Change in fair value of warrant and contingent value rights on the Company’s Consolidated Statements of Operations.
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$672,646	$—	$—	$672,646
Digital assets	80,646	—	—	80,646
Total assets measured at fair value on a recurring basis	$753,292	$—	$—	$753,292

Liabilities:
Contingent value rights	$17,089	$—	$—	$17,089
Warrants	421,902	—	—	421,902
Total liabilities measured at fair value on a recurring basis	$438,991	$—	$—	$438,991
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The fair value is disclosed for informational purposes only in accordance with ASC 825-10, Financial Instruments. The following tables present the carrying amounts and estimated fair values of the Convertible Notes as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025

	Carrying Amount	Fair Value	Fair Value Hierarchy
2029 Convertible Notes	$460,000	$488,188	Level 1
2031 Convertible Notes	$625,000	$520,625	Level 1

December 31, 2024

	Carrying Amount	Fair Value	Fair Value Hierarchy
2029 Convertible Notes	$460,000	$703,100	Level 1
2031 Convertible Notes	$625,000	$615,800	Level 1

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, including property, plant and equipment, are measured at estimated fair value on a nonrecurring basis and are adjusted only upon impairment or when held for sale. During the three months ended March 31, 2025, the Company did not recognize any impairment or other fair value adjustments related to non-financial assets measured at fair value on a nonrecurring basis.
No non-financial assets were classified as Level 3 as of March 31, 2025 or December 31, 2024.
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
8. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2025, the Company was contractually committed for and on behalf of our high-density colocation customer for approximately $1.25 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of its data centers to deliver high-density colocation services to customers. Of this amount, $906.2 million will be passed through to the Company’s customer as invoiced and $314.8 million will be funded by the customer as prepaid base license fees for the Collocation segment. These capital expenditures are expected to occur within the next 12 to 24 months.
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
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against Core Scientific, Inc., its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities Act and Exchange Act by allegedly failing to disclose to investors that among other things the

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. Core filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core. A lead plaintiff was appointed in April 2023 and proofs of claim were filed in the Company’s Chapter 11 Cases. After the Company filed its motion to dismiss and a subsequent motion for consideration with respect to remaining claims not dismissed, all remaining claims in the complaint against the individual defendants were subsequently dismissed without prejudice in April 2024.
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
On March 7, 2025, the United States District Court for the Western District (Austin) of Texas referred Plaintiff's complaint to the United States Bankruptcy Court for the Southern District of Texas in Houston for determination of the issues raised by the Company's motion to dismiss, dismissed without prejudice Company's motion to dismiss as moot and administratively closed the case. On March 19, 2025, the United States Bankruptcy Court Southern District of Texas Houston Division dismissed Plaintiff's appeal of the order confirming the Company's Plan of Reorganization as it related to the Plaintiffs as moot in light of the administrative closure of the securities case brought by the Plaintiffs in the United States District Court Western District of Texas. On April 2, 2025, the Plaintiff's filed a Motion for Reconsideration of the orders entered in each of the United States District Court for the Southern District of Texas Houston Division and the United States District Court for the Western District of Texas (Austin) and the Company filed its motions opposing each of Plaintiff’s motions for reconsideration.
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
On January 24, 2025, the Company and Mr. Dean resolved Mr. Dean's proofs of claim and filed with the Bankruptcy Court a Stipulation and Agreed Order providing for an Allowed General Unsecured Claim, payable pursuant to the Plan of Reorganization in

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
561,866 shares of New Common Stock issued by the Company to Mr. Dean from the New Common Stock reserved for disputed claims as described in Note 12 — Stockholders’ Deficit to our consolidated financial statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and do not represent a new issuance of shares.
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
On January 28, 2025, the Company resolved GEM’s proofs of claim and filed with the Bankruptcy Court a Stipulation and Agreed Order providing for an Allowed General Unsecured Claim, payable pursuant to the Plan of Reorganization in 817,775 shares of New Common Stock issued by the Company to GEM from the New Common Stock reserved for disputed claims as described in Note 12 — Stockholders’ Deficit to our consolidated financial statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and do not represent a new issuance of shares.
As of March 31, 2025 and December 31, 2024, there were no other material loss contingency accruals for legal matters.
Leases—See Note 4 — Leases for additional information.
9. INCOME TAXES
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
The income tax expense and effective income tax rate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Income tax expense	$205	$206
Effective income tax rate	—%	0.1%
For the three months ended March 31, 2025, the Company recorded $0.2 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 2.6%, state taxes 0.0%, non-deductible loss on warrant and contingent liabilities (24.4)% and other items 0.8%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
For the three months ended March 31, 2024, the Company recorded $0.2 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items was 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (16.7)%, state taxes 0.1%, fair market value adjustments to the warrant liability (6.0)% and other items 1.6%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. STOCK-BASED COMPENSATION
Incentive Plan
The Company adopted an equity-based management incentive plan on April 26, 2024 (the “Incentive Plan”). Under the Incentive Plan, certain executives have been granted market condition restricted stock units (“MSUs”) which are subject to the achievement of market-based share price goals and the executives’ continued service until the relevant vesting date. The number of shares which vest as of the end of each measurement period on each vesting date are conditioned on the highest 20-day volume weighted average price of the Company's share price achieved during the tranche’s measurement vesting period since grant. The MSU vesting schedule is proportionate over a three-year service period where such proportions are identified as tranches with separate service conditions and measurement periods for the market conditions. If certain market-based share price goals are not met during certain tranche measurement periods, the ability to satisfy such goals apply in subsequent measurement periods and permit vesting if such market conditions are then met (and the service conditions are then satisfied). The following table presents additional information relating to each MSU award:

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2025 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
December 31, 2026 Vesting:
$3.14	142,050	142,050
$5.00	142,050	284,100
$8.00	142,050	426,150
$10.00	142,050	568,200
$12.00	142,050	710,250
$14.00	142,050	852,300
Stock-Based Compensation
A summary of RSU and MSU activity for the three months ended March 31, 2025, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	18,341	7.68	1,728	6.11
Granted	942	10.62	—	—
Vested	(2,981)	7.46	—	—
Forfeited	(302)	7.63	(12)	3.99
Unvested - March 31, 2025	16,000	$7.90	1,716	$6.12
As of March 31, 2025, the Company had approximately $104.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted average time period of 2.3 years, and an additional $6.0 million of unrecognized stock-based compensation expense related to MSUs for which some or all of the requisite service has been provided

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
under the service conditions but had market conditions that had not yet been achieved. The unrecognized stock-based compensation expense related to MSUs is expected to be recognized over a weighted average time period of 1.7 years.
Stock-based compensation expense for the three months ended March 31, 2025 and 2024, is included in the Company’s Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,382	$959
Selling, general and administrative	14,803	(2,019)
Stock-based compensation expense, net of amounts capitalized[1]	16,185	(1,060)
Capitalized stock-based compensation[2]	220	—
Total stock-based compensation cost	$16,405	$(1,060)
1 The three months ended March 31, 2024, includes the reversal of stock-based compensation expense due to $6.1 million in forfeitures incurred during the period.
2 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
11. NET INCOME PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At March 31, 2025, approximately 17.6 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the three months then ended. Additionally, the basic EPS numerator includes an adjustment to eliminate the changes in fair value that have been recognized in Net income.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$580,693	$210,691
Add: Change in fair value of Tranche 2 Warrants	(127,372)	—
Basic net income	453,321	210,691
Add: Interest expense related to convertible notes, net of tax	—	8,392
Diluted net income	$453,321	$219,083
Denominator:
Weighted average shares outstanding - basic	315,186	230,954
Effect of dilutive securities:
Convertible notes	—	50,738
Tranche 1 Warrants	39,232	—
RSUs	7,908	839
MSUs	988	—
Weighted average shares outstanding - diluted	363,314	282,531

Net income per share - basic	$1.44	$0.91
Net income per share - diluted	$1.25	$0.78

Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible Notes	69,611	—
RSUs	963	1,040
Stock options	321	1,172
MSUs	286	—
Tranche 1 Warrants	—	98,313
Total shares issuable from potentially dilutive securities	71,181	100,525
12. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company now has three operating segments: “Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining; and “Colocation”, consisting of providing high-density colocation services to third parties for GPU-based HPC operations. The Company’s Colocation operations met the criteria to be considered a new segment during the second quarter of 2024. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.” The Digital Asset Self-Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature. The Colocation business generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$67,179	$149,959
Cost of digital asset self-mining:
Power fees	30,319	44,983
Depreciation expense	19,259	27,478
Employee compensation	7,335	4,680
Facility operations expense	3,280	2,950
Other segment items	977	1,473
Total cost of digital asset self-mining	61,170	81,564
Digital Asset Self-Mining gross profit	$6,009	$68,395
Digital Asset Self-Mining gross margin	9%	46%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$3,773	$29,332
Cost of digital asset hosted mining services:
Power fees	1,367	13,494
Depreciation expense	145	1,270
Employee compensation	332	1,404
Facility operations expense	148	885
Other segment items	44	3,028
Total cost of digital asset hosted mining services	2,036	20,081
Digital Asset Hosted Mining gross profit	$1,737	$9,251
Digital Asset Hosted Mining gross margin	46%	32%

Colocation Segment
Colocation revenue:
License fees	$5,995	$—
Maintenance and other	(8)	—
Licensing revenue	5,987	—
Power fees passed through to customer	2,586	—
Total Colocation revenue	8,573	—
Cost of Colocation services:
Depreciation expense	67	—
Employee compensation	1,295	—
Facility operations expense	3,852	—
Other segment items	306	—
Cost of licensing revenue	5,520	—
Power fees passed through to customer	2,586	—
Total cost of Colocation services	8,106	—
Colocation gross profit	$467	$—
Colocation licensing gross margin	8%	—%
Colocation gross margin	5%	—%

Consolidated
Consolidated total revenue	$79,525	$179,291
Consolidated cost of revenue	$71,312	$101,645
Consolidated gross profit	$8,213	$77,646
Consolidated gross margin	10%	43%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to income before income taxes included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment gross profit	$8,213	$77,646
Change in fair value of digital assets	10,688	—
Gain from sales of digital assets	—	(543)
Change in fair value of energy derivatives	—	2,218
Losses on exchange or disposal of property, plant and equipment	6	3,820
Selling, general and administrative	40,115	16,924
Operating (loss) income	(42,596)	55,227
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50
Interest (income) expense, net	(2,187)	14,087
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Reorganization items, net	—	(111,439)
Other non-operating expense, net	157	1,746
Total non-operating income, net	(623,494)	(155,670)
Income before income taxes	$580,898	$210,897

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of March 31, 2025 and December 31, 2024, all of the Company’s fixed assets were located in the United States. For the three months ended March 31, 2025 and 2024, all of the Company’s revenue was generated in the United States. For the three months ended March 31, 2025 and 2024, 84% of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. As of March 31, 2025 and 2024, substantially all of our digital assets were held by one third-party digital asset service.
For the three months ended March 31, 2025, and 2024, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and Colocation segment revenue were as follows:

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of Colocation segment revenue:
Customer
F	—%	—%	81%	52%	—%	—%
G	100%	100%	—%	—%	—%	—%
H	—%	—%	—%	25%	—%	—%
I	—%	—%	—%	10%	—%	—%
J	—%	—%	—%	—%	100%	100%
K	—%	—%	10%	—%	—%	—%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13. SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
The following table presents supplemental cash flow and non-cash information for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of other cash flow information:
Cash paid for interest	7,822	2,811
Income tax payments (refunds)	1	(1)
Cash paid for reorganization items	—	53,835
Supplemental disclosure of noncash investing and financing activities:
Purchases of PP&E in accounts payable and accrued expense	48,668	(8,484)
Noncash exercise of warrants	18,776	—
Reclass of other current and non-current assets to plant, property, and equipment	—	8,890
Reduction in plant, property, and equipment basis related to Bitmain purchase	—	(26,101)
Decrease in right-of-use assets due to lease termination	—	(6,560)
Increase in right-of-use assets due to lease commencement	—	70,690
Increase in lease liability due to lease commencement	—	70,690
Extinguishment of convertible notes upon emergence	—	(559,902)
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	—	(321,773)
Cancellation of common stock in connection with emergence	—	(37)
Issuance of new common stock in connection with emergence	—	296,494
Issuance of new common stock for Bitmain obligation	—	27,839
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	5,475
Issuance of contingent value rights	—	86,325
Issuance of warrants	—	345,856
Issuance of New Secured Convertible Notes	—	260,000
Issuance of Secured Notes, net of discount	—	149,520
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	—	41,200
Issuance of miner equipment lender facility loans	—	52,947
Issuance of notes related to settlement	—	9,092
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025. This section generally discusses the results of operations for the three months ended March 31, 2025, compared to March 31, 2024.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a leader in designing, building and operating digital infrastructure for high-density colocation services and digital asset mining of bitcoin. Since our inception in 2018, we have been a premier provider and operator of dedicated, purpose-built facilities and software solutions for digital asset mining for ourselves and our third-party customers, and, during 2024, we announced the arrangements at multiple sites for the provision of high-density digital infrastructure colocation services to a third party engaged in high-performance computing (“HPC”).
We believe that using our existing infrastructure for high-density colocation services will provide more consistent dollar-based revenue and represents substantially less risk than our traditional hosted bitcoin mining or our bitcoin self-mining operations. As a result, we intend to focus our business development and marketing efforts on expanding our high-density colocation customer base. As a result, we initiated a significant strategic transition from bitcoin mining to colocation services for customers employing HPC workloads such as artificial intelligence-related applications.
We are substantially engaged in constructing, refurbishing, reallocating or converting a substantial portion of our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence related workloads, primarily for our one existing HPC customer, but also to support our commitment to meeting the growing demand for high-density colocation solutions and diversifying our revenue streams.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (“self-mining”). We remain committed to maintaining the efficiency of our digital asset mining business while capitalizing on the opportunities presented by the growing high-density colocation services business.
We had billable power load of approximately 870 megawatts (“MW”) as of March 31, 2025. We had gross power of approximately 1,320 MW as of March 31, 2025.
Our average self-mining fleet energy efficiency for the three months ended March 31, 2025 was 24.4 joules per terahash, compared to 24.7 joules per terahash for the three months ended December 31, 2024. Self-mining fleet energy efficiency is a measure of our fleet’s average actual energy efficiency over the period presented.
Our total revenue was $79.5 million and $179.3 million for the three months ended March 31, 2025 and 2024, respectively. We generated an operating loss of $42.6 million for the three months ended March 31, 2025 and operating income of $55.2 million for the three months ended March 31, 2024. We generated net income of $580.7 million and $210.7 million for the three months ended March 31, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $(6.1) million and $88.0 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.

On January 23, 2024, the Company emerged from bankruptcy when the conditions to the effectiveness of the Fourth Amended Joint Chapter 11 Plan of Reorganization of Core Scientific, Inc. and its Debtor Affiliates (with Technical Modifications) (the “Plan of Reorganization”) were satisfied or waived. For more detailed information regarding our emergence from bankruptcy, refer to Notes 3 — Chapter 11 Filing and Emergence from Bankruptcy, 8 — Convertible and Other Notes Payable, 9 — Contingent Value Rights and Warrant Liabilities and 12 — Stockholders' Deficit to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.
Developments During 2025
On February 26, 2025, the Company announced a new agreement with CoreWeave, Inc. to deliver an additional approximately 70 MW of infrastructure at the Company’s Denton, Texas facility.
Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure for digital asset mining and high-density colocation services, we believe that we are well positioned to continue to effectively mine digital assets and serve an expanding market for HPC operations. As noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing high-density colocation services. Furthermore, we believe that the adoption and mainstream use of bitcoin and the blockchain technology on which it is based has accelerated the demand for bitcoin and other digital currencies.
We focus primarily on contracting our digital infrastructure for high-density colocation services, including allocating a significant portion of our current and future data centers to support other forms of third-party HPC operations, in connection with our short-, medium- and long-term strategic plan.
Our digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
Business Strategy
Our business strategy is to grow our revenue and profitability by expanding our large-scale data center infrastructure portfolio configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning and artificial intelligence, and maximizing the portion of our infrastructure portfolio contracted for high-density colocation services. We intend to continue to strategically develop and make operational the infrastructure necessary to support our existing contractual commitments to our existing HPC customer and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the high-density colocation services (“Colocation”) segment to expand our business into these areas using our knowledge, expertise, existing and future infrastructure where favorable market opportunities exist.
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
Segments
We have three operating segments: “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining, and “Colocation,” consisting of providing high-density colocation services to third parties for GPU-based HPC operations. Prior to April 1, 2024, we operated only in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.”

Our Digital Asset Self-Mining operation segment generates revenue from the deployment and operation of our own large fleet of miners within our owned digital infrastructure as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin.
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
Our Colocation operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. Our Colocation operation segment provides space, power, cooling, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence.
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
The tables below summarize the total number of self- and hosted miners in operation as of March 31, 2025, December 31, 2024 and March 31, 2024 (miners in thousands):

	Bitcoin Miners in Operation as of March 31, 2025
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	18.1	156.0
Hosted miners	1.0	7.3
Total mining equipment	19.1	163.3

	Bitcoin Miners in Operation as of December 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.1	164.0
Hosted miners	1.0	7.1
Total mining equipment	20.1	171.1

	Bitcoin Miners in Operation as of March 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.3	172.8
Hosted miners	6.2	51.1
Total mining equipment	25.5	223.9

Summary of Digital Asset Activity
Activity related to our digital asset balances for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	March 31, 2025	March 31, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	67,441	149,644
Mining proceeds from shared hosting	—	8,371
Proceeds from sales of digital assets	—	(160,777)
Change in fair value of digital assets	(10,688)	—
Gain from sale of digital assets	—	543
Payment of board fee	—	(89)
Other	—	—
Digital assets, end of period	$80,646	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of March 31, 2025 and December 31, 2024, there was $0.6 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Tariffs
Beginning on February 1, 2025, the United States government has announced a series of additional tariffs on goods imported to the United States raising concerns about material price inflation and delivery delays with respect to equipment and materials needed for our high-density colocation data center conversions and also with respect to parts, machinery and hardware used in our digital asset mining business. To date, tariffs have had no material impact on our costs or business operations, but we continue to analyze the impact of these tariffs on our business and actions we can take to minimize any future impact. Our agreement with our largest high- density colocation customer is funded almost entirely by our customer and our financial contribution is capped at a fixed dollar amount limiting the overall potential impact of tariffs on our existing and future capital expenditures. Tariffs, however, could have additional material and yet unforeseen impacts on our results of operations in fiscal year 2025 and future years.

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
Business Mix Shift to High-Density Colocation Services
The planned growth of our Colocation business, through increased investment in conversion of several of our bitcoin mining sites to Colocation business sites over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as our Colocation segment begins to account for a comparatively larger percentage of our financial results. The Colocation business is characterized by implementation of long-term contracts with customers spanning several years with terms and conditions outlining and resulting in stable, predictable revenue and cash flows over each period.
Electricity Costs
Electricity cost is the major operating cost for the mining fleet, as well as for the hosting services provided to customers. The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Other events out of our control can also impact electricity costs and availability. In certain power markets, financial hedging can be employed to protect buyers from the financial impact of significant increases in power prices.
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
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our Colocation business greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers.
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
In our Colocation business, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts (“REITs”), developers of data centers, hyperscalers and bitcoin miners with capacity suitable for high-density colocation services. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support high-density colocation. Additionally, the modification of some of our data centers to accommodate our Colocation business involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us into competition with many other organizations for those resources.
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
We believe that we differentiate ourselves by offering premium products and services, including our ability to manage our power sourcing and construct proprietary, passively-cooled digital asset mining data centers at scale. Our operational digital asset mining facilities leverage our specialized design and construction proficiency by employing high-density, low-cost engineering and power designs. Our proprietary thermodynamic solution manages heat and airflow to deliver best-in-class uptime and, ultimately, increases mining rewards to us and to our hosted mining customers. We design our facilities to maximize both the efficiency and lifespan of our mining equipment. We have developed expertise in the installation, operation, optimization and repair of digital mining equipment. We continue to refine and develop our data center design and technology solutions to optimize our operations with the knowledge gained from our considerable digital asset mining experience, including optimizing the location of miners in our data centers to increase profitability. Our approach to data center design enables us to deliver efficiency at scale.
We believe we possess unique knowledge of data center design principles and systems integration architectures, as well as extensive experience designing, constructing and operating data centers that differentiates and informs our plans for modifying digital asset mining data centers to support our Colocation business, and for developing new data centers designed to support future high-value computing requirements. This knowledge includes designs for higher rack energy densities than currently offered in the legacy data center market to satisfy emerging requirements for advanced technologies supporting emerging workloads such as artificial intelligence.
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

	March 31,
	2025	2024
Self-Mining Hash rate (Exahash per second)	18.1	19.3
Adjusted EBITDA (in millions)	$(6.1)	$88.0

	Three Months Ended March 31,
	2025	2024
Cash Costs per Bitcoin
Power cost per bitcoin self-mined	$42,178	$15,925
Operational costs per bitcoin self-mined[1]	14,449	2,928
Total cost to self-mine one bitcoin[2]	$56,627	$18,853

Cash-Based Hash Cost[3]
Power cost per terahash	$0.024	$0.028
Operational costs per terahash[1]	0.008	0.005
Total cash-based hash cost[3]	$0.032	$0.033

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
Our self-mining hash rate was 18.1 EH/s and 19.3 EH/s as of March 31, 2025 and 2024, respectively, representing a 6% decrease year over year.

Our combined self-mining and customer and related party hosting hash rate decreased 25%, to 19.1 EH/s as of March 31, 2025, from 25.5 EH/s as of March 31, 2024.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment organizational startup costs which are not reflective of the ongoing costs incurred after startup, (ix) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature or because the amount and timing of these items are not related to the current results of our core business operations which renders evaluation of our current performance, comparisons of performance between periods and comparisons of our current performance with our competitors less meaningful. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA
Net income	$580,693	$210,691
Adjustments:
Interest (income) expense, net	(2,187)	14,087
Income tax expense	205	206
Depreciation and amortization	19,731	28,996
Stock-based compensation expense	16,185	(1,060)
Unrealized fair value adjustment on energy derivatives	—	(797)
Losses on exchange or disposal of property, plant and equipment	6	3,820
Loss on debt extinguishment	—	50
Post-emergence bankruptcy advisory costs	603	1,687
Reorganization items, net	—	(111,439)
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Other non-operating expense, net	157	1,746
Other	—	123
Adjusted EBITDA	$(6,071)	$87,996
Components of Results of Operations
Revenue
Our revenue consists primarily of digital asset self-mining income, and fees from our digital asset hosting and high-density colocation operations. The Company’s Colocation operations began during the second quarter of 2024.
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
•Digital asset hosted mining revenue from customers. Digital asset hosted mining revenue from customers is based on electricity-based consumption contracts with our customers. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the second quarter of 2023, we initiated our first new digital asset hosted mining customer contracts based on proceed sharing. Under these new contracts, customers pay for the cost of digital asset hosting and infrastructure, and we share the proceeds that are generated.
•Colocation revenue. Colocation revenue is generated by leasing data center space and providing related services to licensees at our Austin, Texas high-density data center. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Colocation revenue.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of Colocation relates to our Austin, Texas data center, and primarily consists of facility operations expense, which includes maintenance and lease expense, power fees, payroll and benefits expense and stock-based compensation expense. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Cost of Colocation services.
Change in fair value of digital assets
The Company adopted ASU 2023-08 effective January 1, 2024. Under ASU 2023-08, the Company measures digital assets at fair value with the changes in fair value during the reporting period recognized in change in fair value of digital assets.
Gain from sales of digital assets
Prior to the adoption of ASU 2023-08, Gain from sales of digital assets was recorded when realized upon sale(s). In determining the gain to be recognized upon sale, we calculated the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.
Change in fair value of energy derivatives
Change in fair value of energy derivatives represents changes in the fair value of the derivative liability related to the energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at our Cottonwood 1 facility from November 2023 through May 2024.
Losses on exchange or disposal of property, plant and equipment
Losses on exchange or disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
Selling, general and administrative
Selling, general and administrative expenses includes compensation, benefits, and other personnel-related expenses, stock-based compensation, rent, Colocation segment organizational and site startup costs, post-emergence bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. Colocation segment organizational startup costs were primarily consulting costs that were specifically incurred preparing for and entering into the Colocation business and are not expected to be incurred in the ongoing operations of the Colocation business. Colocation segment site startup costs are indirect costs associated with the administration of converting and building of future Colocation operating sites, and include compensation and other personnel-related expenses, including stock-based compensation. Similar costs will be incurred in the future operations of the Colocation segment sites.
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

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$67,179	$149,959	$(82,780)
Digital asset hosted mining revenue from customers	3,773	29,332	(25,559)
Colocation revenue	8,573	—	8,573
Total revenue	79,525	179,291	(99,766)
Cost of revenue:
Cost of digital asset self-mining	61,170	81,564	(20,394)
Cost of digital asset hosted mining services	2,036	20,081	(18,045)
Cost of Colocation services	8,106	—	8,106
Total cost of revenue	71,312	101,645	(30,333)
Gross profit	8,213	77,646	(69,433)
Change in fair value of digital assets	10,688	—	10,688
Gain from sales of digital assets	—	(543)	543
Change in fair value of energy derivatives	—	2,218	(2,218)
Losses on exchange or disposal of property, plant and equipment	6	3,820	(3,814)
Selling, general and administrative	40,115	16,924	23,191
Operating (loss) income	(42,596)	55,227	(97,823)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50	(50)
Interest (income) expense, net	(2,187)	14,087	(16,274)
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)	(561,350)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	157	1,746	(1,589)
Total non-operating income, net	(623,494)	(155,670)	(467,824)
Income before income taxes	580,898	210,897	370,001
Income tax expense	205	206	(1)
Net income	$580,693	$210,691	$370,002

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$67,179	$149,959	$(82,780)
Digital asset hosted mining revenue from customers	3,773	29,332	(25,559)
Colocation revenue	8,573	—	8,573
Total revenue	$79,525	$179,291	$(99,766)
Percentage of total revenue:
Digital asset self-mining revenue	84%	84%
Digital asset hosted mining revenue from customers	5%	16%
Colocation revenue	11%	—%
Total revenue	100%	100%
Total revenue decreased by $99.8 million or 56%, to $79.5 million for the three months ended March 31, 2025, from $179.3 million for the three months ended March 31, 2024, as a result of the factors described below.
Digital asset self-mining revenue decreased by $82.8 million or 55%, to $67.2 million for the three months ended March 31, 2025, from $150.0 million for the three months ended March 31, 2024. The year over year decrease in self-mining revenue was driven primarily by:
•a 75% decrease in bitcoin mined to 719 for the three months ended March 31, 2025, compared to 2,825 for the three months ended March 31, 2024, driven primarily by:
◦an approximate net decrease of 16,800 deployed mining units due primarily to the operational shift to our Colocation business;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 6% decrease in self-mining hash rate to 18.1 EH/s for the three months ended March 31, 2025, from 19.3 EH/s for the same period in the prior year; and
◦a 39% increase in network difficulty driven by a 58% increase in the twelve-month average network hash rate over prior year.
This decrease in self-mining revenue was partially offset by:
•a 74% increase in the average price of bitcoin to $93,443 for the three months ended March 31, 2025, compared to $53,579 for the three months ended March 31, 2024; and
•an increase in our average self-mining hash rate fleet mix and efficiency to 24.4 joules per terahash.
Total digital asset hosted mining revenue from customers decreased by $25.6 million or 87%, to $3.8 million for the three months ended March 31, 2025, from $29.3 million for the three months ended March 31, 2024. The decrease in hosted mining revenue from customers was primarily driven by our shift to our Colocation operations.
Total Colocation revenue was $8.6 million for the three months ended March 31, 2025, compared to nil for the same period in the prior year due to the initiation of Colocation operations at our Austin, Texas data center during the quarter ended June 30, 2024.
Cost of revenue

	Three Months Ended March 31,
	2025	2024	$ Change
Cost of revenue	$71,312	$101,645	$(30,333)
Gross profit	8,213	77,646	(69,433)
Gross margin	10%	43%

Cost of revenue decreased by $30.3 million or 30%, to $71.3 million for the three months ended March 31, 2025, from $101.6 million for the three months ended March 31, 2024. As a percentage of total revenue, cost of revenue totaled 90% and 57% for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of revenue was primarily attributable to:
•a $26.8 million decrease in power costs from lower rates and usage;
•a $9.3 million decrease in depreciation expense driven by the increase in the number of miners becoming fully depreciated; and
•a $2.6 million decrease in proceed sharing costs.
This decrease in cost of revenue was partially offset by:
•a $8.1 million increase in Colocation segment costs, primarily rent, power, and payroll and benefits incurred during the current fiscal year with no comparable activity for the same period in fiscal 2024; and
•a $1.3 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
Change in fair value of digital assets

	Three Months Ended March 31,
	2025	2024	$ Change
Change in fair value of digital assets	$10,688	$—	$10,688
Percentage of total revenue	13%	—%
Change in fair value of digital assets was $10.7 million for the three months ended March 31, 2025, and reflects the decrease in the price of bitcoin held during the three months ended March 31, 2025.
Change in fair value of energy derivatives

	Three Months Ended March 31,
	2025	2024	$ Change
Change in fair value of energy derivatives	$—	$2,218	$(2,218)
Percentage of total revenue	—%	1%
Change in fair value of energy derivatives was nil for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024. Change in fair value of energy derivative was related to the change in fair value of the energy forward purchase contract entered into in November 2023 which expired during the second quarter 2024.
Losses on exchange or disposal of property, plant and equipment

	Three Months Ended March 31,
	2025	2024	$ Change
Losses on exchange or disposal of property, plant and equipment	$6	$3,820	$(3,814)
Percentage of total revenue	—%	2%
Losses on exchange or disposal of property, plant and equipment decreased by $3.8 million to a nominal amount for the three months ended March 31, 2025, from $3.8 million for the three months ended March 31, 2024. The losses for the three months ended March 31, 2024 were primarily due to the write-off of leasehold improvements and disposal of containers and other mining equipment.

Selling, general and administrative

	Three Months Ended March 31,
	2025	2024	$ Change
Selling, general and administrative	$40,115	$16,924	$23,191
Percentage of total revenue	50%	9%
Selling, general and administrative expenses increased $23.2 million or 137%, to $40.1 million for the three months ended March 31, 2025, from $16.9 million for the three months ended March 31, 2024. The increase was driven primarily by:
•a $13.9 million increase in stock-based compensation expense;
•a $7.2 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration; and
•a $2.5 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount; partially offset by
•a $1.1 million decrease in in post-emergence bankruptcy advisor fees and a $1.0 million decrease in rent expenses.
Non-operating income, net

	Three Months Ended March 31,
	2025	2024	$ Change
Non-operating expenses (income), net:
Loss on debt extinguishment	$—	$50	$(50)
Interest (income) expense, net	(2,187)	14,087	(16,274)
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)	(561,350)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	157	1,746	(1,589)
Total non-operating income, net	$(623,494)	$(155,670)	$(467,824)
Total non-operating income, net increased by $467.8 million, to $623.5 million for the three months ended March 31, 2025, from total non-operating income, net of $155.7 million for the three months ended March 31, 2024. The increase in total non-operating income, net was primarily driven by:
•During the three months ended March 31, 2025, we incurred a $621.5 million decrease in Change in fair value of warrant and contingent value rights due to the decrease in the Company’s stock price to $7.24 per share as of March 31, 2025, from $14.05 per share as of December 31, 2024. The decrease in stock price resulted in a $634.3 million decrease in the fair value of the warrant liabilities during the three months ended March 31, 2025, partially offset by a $12.8 million increase in fair value of contingent value rights; and
•a $16.3 million decrease in Interest expense, net driven primarily by an $8.7 million decrease in interest expense due to lower interest rates during the three months ended March 31, 2025, and a $7.9 million increase in proceeds from money market funds.
This decrease was partially offset by $111.4 million in Reorganization items, net incurred during the three months ended March 31, 2024 with no related activity during the same period in the current year. Reorganization items, net consisted of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$67,179	$149,959	$(82,780)
Cost of digital asset self-mining:
Power fees	30,319	44,983	(14,664)
Depreciation expense	19,259	27,478	(8,219)
Employee compensation	7,335	4,680	2,655
Facility operations expense	3,280	2,950	330
Other segment items	977	1,473	(496)
Total cost of digital asset self-mining	61,170	81,564	(20,394)
Digital Asset Self-Mining gross profit	$6,009	$68,395	$(62,386)
Digital Asset Self-Mining gross margin	9%	46%	(37)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$3,773	$29,332	$(25,559)
Cost of digital asset hosted mining services:			—
Power fees	1,367	13,494	(12,127)
Depreciation expense	145	1,270	(1,125)
Employee compensation	332	1,404	(1,072)
Facility operations expense	148	885	(737)
Other segment items	44	3,028	(2,984)
Total cost of digital asset hosted mining services	2,036	20,081	(18,045)
Digital Asset Hosted Mining gross profit	$1,737	$9,251	$(7,514)
Digital Asset Hosted Mining gross margin	46%	32%	14%

Colocation Segment
Colocation revenue:
License fees	$5,995	$—	$5,995
Maintenance and other	(8)	—	(8)
Licensing revenue	5,987	—	5,987
Power fees passed through to customer	2,586	—	2,586
Total Colocation revenue	8,573	—	8,573
Cost of Colocation services:
Depreciation expense	67	—	67
Employee compensation	1,295	—	1,295
Facility operations expense	3,852	—	3,852
Other segment items	306	—	306
Cost of licensing revenue	5,520	—	5,520
Power fees passed through to customer	2,586	—	2,586
Total cost of Colocation services	8,106	—	8,106
Colocation gross profit	$467	$—	$467
Colocation licensing gross margin	8%	—%	8%
Colocation gross margin	5%	—%	5%

Consolidated
Consolidated total revenue	$79,525	$179,291	$(99,766)
Consolidated cost of revenue	$71,312	$101,645	$(30,333)
Consolidated gross profit	$8,213	$77,646	$(69,433)
Consolidated gross margin	10%	43%	(33)%

Digital Asset Self-Mining
For the three months ended March 31, 2025, gross profit in the Digital Asset Self-Mining segment decreased by $62.4 million compared to the three months ended March 31, 2024, reflecting a Digital Asset Self-Mining segment gross margin of 9% for the three months ended March 31, 2025, compared to 46% for the three months ended March 31, 2024. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to a 55% decrease in self-mining revenue driven by:
•a 75% decrease in bitcoin mined to 719 for the three months ended March 31, 2025, compared to 2,825 for the three months ended March 31, 2024, driven primarily by:
◦an approximate net decrease of 16,800 deployed mining units due primarily to the operational shift to Colocation;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 6% decrease in our self-mining hash rate to 18.1 EH/s for the three months ended March 31, 2025, compared to 19.3 EH/s for the three months ended March 31, 2024; and
◦an 39% increase in network difficulty driven by a 58% increase in the twelve-month average network hash rate over prior year; partially offset by
•a 74% increase in the average price of bitcoin to $93,443 for the three months ended March 31, 2025, compared to $53,579 for the three months ended March 31, 2024;
This decrease in the digital asset self-mining revenue was partially offset by:
•a $20.4 million or 25% decrease in the total cost of digital asset self-mining driven by:
◦a $14.7 million decrease in power costs due primarily to lower power rates; and
◦a $8.2 million or 30% decrease in depreciation expense, which was driven primarily by an approximate net decrease of 16,800 deployed miners during the current year; partially offset by
◦a $2.7 million or 57% increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
Digital Asset Hosted Mining
For the three months ended March 31, 2025, gross profit in the Digital Asset Hosted Mining segment decreased by $7.5 million compared to the three months ended March 31, 2024, reflecting a Digital Asset Hosted Mining segment gross margin of 46% for the three months ended March 31, 2025, compared to a gross margin of 32% for the three months ended March 31, 2024. The increase in Digital Asset Hosted Mining segment gross margin for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was primarily due to:
•a $25.6 million or 87% decrease in the digital asset hosted mining revenue driven primarily by our shift to Colocation operations, partially offset by:
• a $18.0 million or 90% decrease in the total cost of digital asset hosted mining services driven primarily by:
◦a $12.1 million decrease in power costs from lower usage driven primarily by our operational shift to Colocation segment and lower rates;
◦a $3.0 million decrease in other segment costs; and
◦a $1.1 million decrease in depreciation expense and a $1.1 million decrease in employee compensation.
For the three months ended March 31, 2025 and 2024, the top three hosting customers accounted for approximately 100% and 86%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
Colocation
For the three months ended March 31, 2025, gross profit in the Colocation segment was $0.5 million compared to nil for the three months ended March 31, 2024, due to the Colocation segment starting operation during the quarter ended June 30, 2024. Colocation revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. Colocation costs at our Austin, Texas data center consist primarily of lease expense, the direct pass-through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.

A reconciliation of the reportable segment gross profit to income before income taxes included in our Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Reportable segment gross profit	$8,213	$77,646	$(69,433)
Change in fair value of digital assets	10,688	—	10,688
Gain from sales of digital assets	—	(543)	543
Change in fair value of energy derivatives	—	2,218	(2,218)
Loss on exchange or disposal of property, plant and equipment	6	3,820	(3,814)
Selling, general and administrative	40,115	16,924	23,191
Operating (loss) income	(42,596)	55,227	(97,823)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50	(50)
Interest (income) expense, net	(2,187)	14,087	(16,274)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)	(561,350)
Other non-operating expense, net	157	1,746	(1,589)
Total non-operating income, net	(623,494)	(155,670)	(467,824)
Income before income taxes	$580,898	$210,897	$370,001
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operations primarily through debt issuances, cash generated from operations, including the sale of self-mined bitcoin and fees from leasing Colocation segment data center space, equipment financing arrangements, and sales of equity securities.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2025, that our operating cash flows, existing cash balances, and continued access to debt markets will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
Cash, Cash Equivalents, Restricted Cash and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	March 31,	December 31,
	2025	2024	$ Change
Cash and cash equivalents	$697,942	$836,197	$(138,255)
Restricted cash	783	783	—
Total cash, cash equivalents and restricted cash	$698,725	$836,980	$(138,255)
As of March 31, 2025 and December 31, 2024, restricted cash of $0.8 million, consisted of cash held in escrow to pay for construction and development activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	(40,599)	22,174
Investing activities	(93,458)	(31,970)
Financing activities	(4,198)	54,363
Cash, cash equivalents and restricted cash - end of period	$698,725	$114,276
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
Net cash used in operating activities was $40.6 million for the three months ended March 31, 2025 and net cash provided by operating activities was $22.2 million for the three months ended March 31, 2024. The decrease in net cash provided by operating activities was primarily due to a decrease in $67.4 million from our bitcoin holding strategy and a decrease of $28.4 million in net income before the effects of non-cash adjustments. The decrease in net cash provided by operating activities was offset by an increase of $36.0 million from operating assets and liabilities driven primarily by customer prepaid base license fees of $42.0 million used in funding property, plant, and equipment purchases.

Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2025 and 2024, was $93.5 million and $32.0 million, respectively. Purchases of property, plant, and equipment were $88.4 million during the three months ended March 31, 2025. Of those purchases, $59.5 million related to the Colocation segment and $28.9 million related to the digital asset mining segments. Prepaid base license fees of $42.0 million recognized as deferred revenue during the three months ended March 31, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in investing cash used was further driven by a $5.0 million purchase of a strategic equity investment.

Financing Activities
Net cash used in financing activities consists of proceeds from stock issuances and principal payments on debt, including notes payable and finance leases.
Net cash used in financing activities for the three months ended March 31, 2025 was $4.2 million. Net cash provided by financing activities for the three months ended March 31, 2024 was $54.4 million. The decrease in net cash provided by financing activities was related to $55.0 million from the issuance of common stock and a $20.0 million draw from the exit facility during the three months ended March 31, 2024. The decrease in cash provided by financing activities was partially offset by decreases in principal payments on debt of $9.7 million, restricted stock tax holding obligations of $3.4 million, and principal repayments of finance leases of $3.0 million.

Future Commitments and Contractual Obligations
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and capital expenditures related to the conversion of a significant portion of our data centers to high-density colocation operations. Certain amounts included in our contractual obligations as of March 31, 2025, are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
For more information regarding the Company’s future commitments and contractual obligations refer to Notes 4 — Leases, 5 — Convertible and Other Notes Payable and 8 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I. Item 1 — “Financial Statements” of this Quarterly Report on Form 10-Q and in Part II. Item 8 to our audited consolidated financial statements and accompanying notes of the 2024 Annual Report on Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report on Form 10-Q, see the section titled “Cautionary Note Regarding Forward-Looking Statements” included at the forepart of this Quarterly Report on Form 10-Q.
Foreign Currency and Exchange Risk
The vast majority of our cash generated from revenue is denominated in U.S. dollars.
There have been no material changes to the Company’s foreign currency and exchange risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of the Company’s exposure to foreign currency and exchange risk, refer to the Company’s foreign currency and exchange risk disclosure set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report on Form 10-K.
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of March 31, 2025, we held 977 bitcoin, with a carrying value of $80.6 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the three months ended March 31, 2025 ranged from a low of $76,781 to a high of $108,993, with an average price of $93,443. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three months ended March 31, 2025, would have increased or decreased net income by approximately $6.7 million.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations. From time to time, the Company manages the commodity price risk by entering into derivative instruments to manage the variability in future cash flows from forecasted energy purchases. Management considers energy prices, weather forecasts, forecasted energy purchases, and other factors when determining the extent of its risk management strategy over commodity price risk.
There have been no material changes to the Company’s commodity price risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of the Company’s exposure to commodity price risk, refer to the Company’s commodity price risk disclosure set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (“the Exchange Act”) prior to the filing of this quarterly report. Disclosure controls and procedures have been designed to provide reasonable assurance that information included under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding our required disclosures.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) from January 1, 2025 through March 31, 2025, that management believes materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in lawsuits and other contingencies in the ordinary course of business. While the outcome of such contingencies cannot be predicted with certainty, we believe that the liabilities arising from these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant. For a description of our material pending legal proceedings, please see Note 8 — Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Please refer to the discussions contained in our Annual Report on Form 10-K for the year ended December 31, 2024 within Item 1. – “Business” under the subtitle “Emergence from Bankruptcy”; Item 1A. — “Risk Factors”; Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subtitle “Developments During 2024; and Item 8. — Notes to Consolidated Financial Statements for further information regarding the Company’s emergence from bankruptcy and satisfaction and extinguishment of claims in the Chapter 11 Cases during the year ended December 31, 2024.
Item 1A. Risk Factors
For a discussion of our risk factors, see Part I. Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year December 31, 2024, which was filed with the SEC on February 27, 2025.

During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting,” and, as such, any risk factors referring to the “HPC Hosting” segment or “HPC hosting” business should be read as being applicable to our “Colocation” segment and “high-density colocation” business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2025, 0.1 million shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $0.5 million.
During the quarter ended March 31, 2025, 3.4 million shares of New Common Stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except for the following “Rule 10b5-1 trading arrangement”:
On March, 4, 2025, Todd DuChene, Executive Vice President, Chief Legal and Administrative Officer and Secretary, adopted a trading plan subject to termination on the earlier of April 1, 2026 or upon the occurrence of certain specified events set forth therein. The trading plan is intended to permit Mr. DuChene to exercise and sell an aggregate of approximately 600,000 shares.

Item 6. Exhibits

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

2.4	Confirmation Order, dated January 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2024).
10.1*#	Employment Agreement, by and between James P. Nygaard, Jr. and Core Scientific, Inc., dated as of February 26, 2025.
10.2*#	Form of James P. Nygaard Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Core Scientific, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed herewith.
#	Indicates management contract or compensatory plan.
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

CORE SCIENTIFIC, INC.

Date: May 7, 2025	By:	/s/ Jim Nygaard
Jim Nygaard
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)