Form 10-Q
period 2025-06-30
Core Scientific, Inc./tx
filed 2025-08-08
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 5, 2025, 305,408,442 shares of Common Stock, par value $0.00001, were outstanding.

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
Additional risk factors that may cause actual results to vary materially include, but are not limited to: the completion of the proposed acquisition of the Company by CoreWeave, Inc. (“CoreWeave”) on anticipated terms or at all, and the timing thereof, including obtaining regulatory approvals that may be required and the Company stockholder approval of the proposed transaction and the other conditions to the completion of the proposed transaction; uncertainty in the value of the consideration that Company stockholders would receive in the proposed transaction, if completed, due to fluctuations in the market price of CoreWeave common stock until closing; anticipated tax treatment of the proposed transaction for Company stockholders, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies, expansion and growth of the combined company following completion of the proposed transaction; the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the ability of the Company to integrate its businesses successfully with CoreWeave’s and to achieve anticipated synergies and value creation; potential litigation relating to the proposed transaction that could be instituted against the Company, or its directors and officers; the risk that disruptions from the proposed transaction will harm the Company’s business, including current plans and operations and that management’s time and attention will be diverted on transaction-related issues; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; rating agency actions and the Company’s ability to access short- and long-term debt markets on a timely and affordable basis; legislative, regulatory and economic developments and actions targeting public companies in the artificial intelligence, power, data center and crypto mining industries and changes in local, national or international laws, regulations and policies affecting the Company; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during the pendency of the proposed transaction that could affect the Company’s financial performance and operating results; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions or otherwise operate its business; acts of terrorism or outbreak of war, hostilities, civil unrest, attacks against the Company or political or security disturbances; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; global or regional changes in the supply and demand for power and other market or economic conditions that impact demand and pricing; changes in technical or operating conditions, including unforeseen technical difficulties; development delays at the Company’s data center sites, including any delays in the conversion of such sites from crypto mining facilities to high performance computing sites; the Company’s ability to earn digital assets profitably and to attract customers for its high density colocation capabilities; the Company’s ability to perform under its existing colocation agreements; the Company’s ability to maintain its competitive position in its existing operating segments; the impact of increases in total network hash rate; the Company’s ability to raise additional capital to continue its expansion efforts or other operations; the Company’s need for significant electric power and the limited availability of power resources; the potential failure in the Company’s critical systems, facilities or services the Company provides; the physical risks and regulatory changes relating to climate change; potential significant changes to the method of validating blockchain transactions; the Company’s vulnerability to physical security breaches, which could disrupt operations; a potential slowdown in market and economic conditions, particularly those impacting high density computing, the blockchain industry and the blockchain hosting market; price volatility of digital assets and bitcoin in particular; potential changes in the interpretive positions of the SEC or its staff with respect to digital asset mining firms; the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate digital assets and digital asset intermediaries; changing expectations with respect to ESG policies; the effectiveness of the Company’s compliance and risk management methods; the adequacy of the Company’s sources of recovery if the digital assets held by the Company are lost, stolen or destroyed due to third-party digital asset services; and those risks that will be described in the proxy statement/prospectus that will be included in the registration statement on Form S-4 that will be filed with the SEC in connection with the proposed transaction.
These risks, as well as other risks associated with the proposed transaction, will be more fully discussed in the proxy statement/prospectus that will be included in the registration statement on Form S-4 that will be filed with the SEC in connection with the proposed transaction. While the list of factors presented here is, and the list of factors to be presented in the registration statement on Form S-4 will be, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. You should not place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes; actual performance and outcomes, including, without limitation, Core Scientific’s or CoreWeave’s actual results of operations, financial condition and liquidity, and the development of new markets or market segments in which Core Scientific or CoreWeave operate, may differ materially from those made in or suggested by the forward-looking statements contained in this communication. Neither Core Scientific nor CoreWeave assumes any obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. Neither future distribution of this communication nor the continued availability of this communication in archive form on Core Scientific’s or CoreWeave’s website should be deemed to constitute an update or re-affirmation of these statements as of any future date.
There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important Information about the Transaction and Where to Find It
In connection with the proposed transaction between the Company and CoreWeave, Inc. (“CoreWeave”), the Company and CoreWeave will file relevant materials with the SEC, including a registration statement on Form S-4 filed by CoreWeave that will include a proxy statement of the Company that also constitutes a prospectus of CoreWeave. A definitive proxy statement/prospectus will be mailed to stockholders of the Company. Each of the Company and CoreWeave may also file other relevant documents with the SEC regarding the proposed transaction. This communication is not a substitute for the registration statement, proxy statement or prospectus or any other document that the Company or CoreWeave (as applicable) may file with the SEC in connection with the proposed transaction. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND SECURITY HOLDERS OF PARENT AND THE COMPANY ARE URGED TO READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND RELATED MATTERS. Investors and security holders may obtain free copies of the registration statement and the proxy statement/prospectus (when they become available), as well as other filings containing important information about Core Scientific or CoreWeave, without charge at the SEC’s Internet website (http://www.sec.gov). Copies of the documents filed with the SEC by Core Scientific will be available free of charge on Core Scientific’s internet website at https://investors.corescientific.com/sec-filings/all-sec-filings or by contacting Core Scientific’s investor relations contact at ir@corescientific.com. Copies of the documents filed with the SEC by CoreWeave will be available free of charge on CoreWeave’s internet website at https://coreweave2025ipo.q4web.com/financials/sec-filings/ or by contacting CoreWeave’s investor relations contact at investor-relations@coreweave.com. The information included on, or accessible through, Core Scientific or CoreWeave’s website is not incorporated by reference into this communication.

Participants in the Solicitation
Core Scientific, CoreWeave, their respective directors and certain of their respective executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about the directors and executive officers of Core Scientific is set forth in its proxy statement for its 2025 annual meeting of stockholders, which was filed with the SEC on March 28, 2025 (and which is available at https://www.sec.gov/Archives/edgar/data/1839341/000119312525065652/d925494ddef14a.htm) and in its Form 8-K, which was filed with the SEC on May 16, 2025 (and which is available at https://www.sec.gov/Archives/edgar/data/1839341/000162828025026294/core-20250513.htm). Information about the directors and executive officers of CoreWeave is set forth in CoreWeave’s Prospectus dated March 27, 2025, which was filed with the SEC on March 31, 2025 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1, as amended (File No. 333-285512) (and which is available at https://www.sec.gov/Archives/edgar/data/1769628/000119312525067651/d899798d424b4.htm). These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct or indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials filed with the SEC when they become available.
No Offer or Solicitation
This communication is for informational purposes only and is not intended to, and shall not, constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any offer, solicitation or sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$581,345	$836,197
Restricted cash	—	783
Digital assets	172,772	23,893
Customer funding receivable and other current assets	250,643	43,089
Total Current Assets	1,004,760	903,962
Property, plant and equipment, net	828,603	556,342
Operating lease right-of-use assets	108,584	114,472
Other noncurrent assets	36,105	24,039
Total Assets	$1,978,052	$1,598,815
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$215,055	$19,265
Accrued expenses	180,641	64,670
Deferred revenue	150,127	18,134
Other current liabilities	16,899	32,493
Total Current Liabilities	562,722	134,562
Convertible and other notes payable, net of current portion	1,057,696	1,073,990
Warrant liabilities	1,316,690	1,097,285
Other noncurrent liabilities	105,620	113,158
Total Liabilities	3,042,728	2,418,995
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 303,146 and 292,606 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	3,026,645	2,915,035
Accumulated deficit	(4,091,324)	(3,735,218)
Total Stockholders’ Deficit	(1,064,676)	(820,180)
Total Liabilities and Stockholders’ Deficit	$1,978,052	$1,598,815
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$129,603	$260,702
Digital asset hosted mining revenue from customers	5,644	24,840	9,417	54,172
Colocation revenue	10,560	5,519	19,133	5,519
Total revenue	78,628	141,102	158,153	320,393
Cost of revenue:
Cost of digital asset self-mining	59,589	80,001	120,759	161,565
Cost of digital asset hosted mining services	4,584	17,393	6,620	37,474
Cost of Colocation services	9,430	4,891	17,536	4,891
Total cost of revenue	73,603	102,285	144,915	203,930
Gross profit	5,025	38,817	13,238	116,463
(Increase) decrease in fair value of digital assets	(29,797)	584	(19,109)	41
Decrease in fair value of energy derivatives	—	539	—	2,757
Loss (gain) on exchange or disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Selling, general and administrative	56,940	31,383	97,055	48,307
Operating (loss) income	(26,284)	6,579	(68,880)	61,806
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,377	170
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Reorganization items, net	—	—	—	(111,439)
Other non-operating expense, net	207	401	364	2,147
Total non-operating expense, net	910,357	811,331	286,863	655,661
Loss before income taxes	(936,641)	(804,752)	(355,743)	(593,855)
Income tax expense	158	144	363	350
Net loss	$(936,799)	$(804,896)	$(356,106)	$(594,205)
Net loss per share (Note 12) - basic and diluted	$(0.04)	$(4.51)	$(0.21)	$(2.87)
Weighted average shares outstanding - basic and diluted	317,985	178,505	316,593	207,092
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2025	299,087	3	2,973,015	(3,154,525)	(181,507)
Net loss	—	—	—	(936,799)	(936,799)
Stock-based compensation	—	—	24,346	—	24,346
Restricted stock awards issued, net of shares withheld for tax withholding obligations	1,499	—	—	—	—
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	2,560	$—	29,305	—	29,305
Balance at June 30, 2025	303,146	$3	$3,026,645	$(4,091,324)	$(1,064,676)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,735,218)	(820,180)
Net loss	—	—	—	(356,106)	(356,106)
Stock-based compensation	—	—	40,751	—	40,751
Restricted stock awards issued, net of shares withheld for tax withholding obligations	4,479	—	(50)	—	(50)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	6,061	$—	70,930	—	70,930
Balance at June 30, 2025	303,146	$3	$3,026,645	$(4,091,324)	$(1,064,676)
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended June 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2024	182,237	$2	$1,891,011	$(2,209,522)	$(318,509)
Net loss	—	—	—	(804,896)	(804,896)
Stock-based compensation	—	—	8,494	—	8,494
Issuance of new common stock in connection with emergence	79	—	399	—	399
Restricted stock awards issued, net of tax withholding obligations	115	—	(4)	—	(4)
Exercise of warrants	54	—	420	—	420
Issuance of new common stock for New Secured Convertible Notes conversion	4,525	—	26,545	—	26,545
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,014,418)	$(1,083,874)

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

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(356,106)	$(594,205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,487	58,473
Losses on exchange or disposal of property, plant and equipment	4,172	3,552
Amortization of operating lease right-of-use assets	5,404	2,752
Stock-based compensation	40,355	7,434
Digital asset self-mining revenue	(129,769)	(260,701)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	262,968
(Increase) decrease in fair value of digital assets	(19,109)	41
Decrease in fair value of energy derivatives	—	(2,262)
Increase in fair value of warrant liabilities	289,400	809,320
Decrease in fair value of contingent value rights	(906)	(73,379)
Loss on debt extinguishment	1,377	170
Amortization of debt discount	3,365	1,125
Non-cash reorganization items	—	(143,791)
Non-cash PIK interest expense	—	2,339
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	22,978	1,979
Accounts payable	(16,379)	(11,480)
Accrued expenses	(9,792)	(46,257)
Deferred revenue from colocation services	131,293	—
Deferred revenue from hosted mining services	700	(1,917)
Other noncurrent assets and liabilities, net	(12,069)	7,217
Net cash (used in) provided by operating activities	(6,599)	23,378
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(209,701)	(35,029)
Proceeds from sales of property and equipment	1,671	—
Purchase of equity investments	(5,000)	—
Investments in internally developed software	(36)	(125)
Net cash used in investing activities	(213,066)	(35,154)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,125)	(4,466)
Principal payments on debt	(8,613)	(28,348)
Debt extinguishment payments	(26,862)	—
Proceeds from exercise of warrants	630	367
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(35,970)	39,172
Net (decrease) increase in cash, cash equivalents and restricted cash	(255,635)	27,396
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$581,345	$97,105

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for high-density colocation services and digital asset mining of bitcoin. We operate dedicated, purpose-built facilities for high-density colocation services and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own fleet of computers (“miners”) to earn digital assets for our own account and we are in the process of converting most of our existing facilities to support artificial intelligence workloads and next generation colocation services. We derive the majority of our revenue from earning bitcoin for our own account (“self-mining”). Our facilities are located in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3).
The Company has historically focused on designing, developing and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. Beginning on March 6, 2024, we announced a series of new contractual agreements with CoreWeave, Inc. (“CoreWeave”), a third-party provider of high-performance computing (“HPC”) operations for customers using specialized graphics processing units (“GPUs”). These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements.
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in property, plant and equipment, the initial measurement of lease

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $581.3 million and $836.2 million, respectively, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $576.4 million and $832.2 million of highly liquid money market funds as of June 30, 2025 and December 31, 2024. Restricted cash consisted of a deposit held at a lender’s bank in accordance with the terms of a note agreement.

Digital Assets
The following table presents a roll-forward of total digital assets for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	June 30, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	129,770	261,566
Mining revenue from shared hosting	—	13,818
Proceeds from sales of digital assets and shared hosting	—	(277,562)
Increase (decrease) in fair value of digital assets	19,109	(41)
Payment of board fee	—	(89)
Digital assets, end of period	$172,772	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of June 30, 2025 and December 31, 2024, there was $0.7 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, there was $0.8 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
June 30, 2025	1,612	$154,755	$172,772
December 31, 2024	256	$24,991	$23,893

Deferred Revenue
The Company records contract liabilities in Deferred revenue on the Condensed Consolidated Balance Sheets when cash payments are received in advance of performance and recognizes them as revenue when the performance obligations are satisfied. The Company’s total deferred revenue balance as of June 30, 2025 and December 31, 2024, was $150.1 million and $18.1 million, respectively.
During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $1.3 million, respectively, of revenue that was included in the deferred revenue balance as of the beginning of the year.
During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $6.5 million, respectively, of revenue that was included in the deferred revenue balance as of the beginning of the year.
Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for colocation services.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue From Contracts With Customers - Digital Asset Hosted Mining Services
The Company generates revenue from contracts with customers from digital asset hosted mining services. The Company generally recognizes revenue when the promised service is performed. Revenue excludes any amounts collected on behalf of third parties, including sales and indirect taxes.
Hosting Services
The Company enters into contracts that include hosting services, for which revenue is recognized as services are performed on a variable basis. The Company performs hosting services that enable customers to run blockchain and other high-performance computing operations. The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.
Revenue Recognition - Colocation Revenue
Our Colocation segment generates revenue by leasing data center space to our customer under licensing agreements. These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. We have elected the practical expedient available under ASC Topic 842, Leases, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our current licensing arrangements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC Topic 842. Recognition of Colocation lease revenue begins when we determine the asset has been made available for the customer’s use.
We have concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined component license payments under the agreements on a straight-line basis over the non-cancellable term. Straight-line license revenue represents the difference in revenue recognized during the period and the license payments due pursuant to the underlying arrangement as deferred revenue in the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement. We commence recognition of lease revenue when control of the leased space is transferred to the customer, which we determine to be the point at which the underlying space is available for the customer’s exclusive use.
Certain licensing arrangements provide for variable payments for power delivery services and maintenance services on customer assets and reimbursements for lessor costs such as taxes. Payments for physical security and other routine maintenance services are included in the fixed lease payments. Power delivery services represent a stand ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers may request and the Company may provide maintenance services on customer assets during the coterminous lease term. Customers are charged monthly for fees incurred on these maintenance services delivered and actual power costs incurred at current utility or fuel cost rates. These payments from customers for power delivery and maintenance services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in Colocation revenue in the Condensed Consolidated Statements of Operations.
Performance Obligation Commitments
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of June 30, 2025, for contracts with original terms that exceed one year (ranging from 15 to 24 months), we expect to recognize approximately $3.4 million of revenue in the future related to performance

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 100% of this amount over the next 12 months.
Stock Based Compensation
The Company grants performance and market conditioned restricted stock units (“PSUs”) to certain executives as part of its long-term equity compensation program. Each PSU has service conditions and either market or performance conditions that are subject to respective graded vesting schedules. Each tranche in the respective graded vesting schedule is a separate award for accounting purposes and the Company applies the accelerated attribution method to recognize compensation expense. Compensation expense is recognized over the longer of the explicit service period or the performance measurement period of each tranche.
PSU tranches with market conditions, such as the relative total shareholder return (“RTSR”) metric, are measured on the grant date using a Monte Carlo simulation model. PSU tranches with performance conditions are measured using the grant date fair value of the Company’s common stock and are expensed only when the performance condition is deemed probable of achievement. The Company reassesses the probability of achieving performance conditions at each reporting date and adjusts for actual forfeitures as they occur.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025 and will reflect the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of ASU 2023-09 affects annual income tax disclosures only and does not impact interim reporting.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$28,180	$23,667	20 years
Building and improvements	247,266	256,086	10 to 39 years
Mining and network equipment	396,318	414,173	3 to 5 years
Electrical equipment[2]	79,299	82,598	15 years
Other property, plant and equipment	3,085	2,884	5 to 7 years
Total	754,148	779,408
Less: accumulated depreciation and amortization[3]	403,050	385,922
Total	351,098	393,486
Add: Construction in progress	477,505	162,856
Property, plant and equipment, net	$828,603	$556,342
1 Estimated useful life of improvements. Land is not depreciated.
2 Includes finance lease assets of $7.9 million and $8.5 million at June 30, 2025 and December 31, 2024, respectively.
3 Includes accumulated amortization for assets under finance leases of $2.9 million and $3.0 million at June 30, 2025 and December 31, 2024, respectively.
Depreciation expense, including amortization of finance lease assets, for the three months ended June 30, 2025 and 2024, was $18.6 million and $29.3 million, respectively, and for the six months ended June 30, 2025 and 2024, was $38.1 million and $58.1 million, respectively.
4. BALANCE SHEET COMPONENTS
Customer funding receivable and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Customer funding receivable	$230,672	$7,442
Other	19,971	35,647
Total customer funding receivable and other current assets	$250,643	$43,089

Customer funding receivable represents amounts due from our customer for construction related payables and accrued expenses incurred on their behalf. The Company collects these amounts from the customer prior to payment to vendors. As of June 30, 2025, approximately $150.1 million of the related obligations were included in accounts payable and approximately $80.6 million were included in accrued expenses.
Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued customer funded construction	$80,618	$—
Accrued capital expenditures	67,643	12,106
Other	32,380	52,564
Total accrued expenses	$180,641	$64,670

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5. LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$108,584	114,472
Finance lease right-of-use assets	Property, plant and equipment, net	$5,019	5,873
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$10,438	9,974
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$92,229	97,843
Finance lease liabilities, current portion	Other current liabilities	$547	1,669
The components of lease expense were as follows (in thousands):

		Three Months Ended June 30,
	Financial statement line item	2025	2024
Operating lease expense	Cost of Colocation services	$3,402	$3,096
Operating lease expense	Cost of digital asset self-mining	76	99
Operating lease expense	Cost of digital asset hosted mining services	8	27
Operating lease expense	Selling, general and administrative expenses	1,218	1,265
Short-term lease expense	Cost of digital asset self-mining	339	75
Variable lease expense	Cost of Colocation services	304	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	170	315
Interest on lease liabilities	Interest expense, net	30	119
Total finance lease expense		200	434
Total lease expense		$5,547	$4,996

		Six Months Ended June 30,
	Financial statement line item	2025	2024
Operating lease expense	Cost of Colocation services	$6,809	$3,096
Operating lease expense	Cost of digital asset self-mining	160	197
Operating lease expense	Cost of digital asset hosted mining services	14	56
Operating lease expense	Selling, general and administrative expenses	2,425	2,540
Short-term lease expense	Cost of digital asset self-mining	625	193
Variable lease expense	Cost of Colocation services	573	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	396	649
Interest on lease liabilities	Interest expense, net	79	1,040
Total finance lease expense		475	1,689
Total lease expense		$11,081	$7,771

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Information relating to the lease term and discount rate is as follows:

	June 30, 2025	June 30, 2024
Weighted Average Remaining Lease Term (Years)
Operating leases	8.1	6.9
Finance leases	0.2	1.1
Weighted Average Discount Rate
Operating leases	8.5%	9.3%
Finance leases	12.7%	12.4%

Information relating to lease payments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Payments
Operating cash flows from operating leases	$4,495	$1,651	$7,547	$1,720
Operating cash flows from finance leases	$31	$119	$71	$1,729
Financing cash flows from finance leases	$615	$912	$1,125	$4,466

Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$109	$—	$109	$—
Decrease in operating right-of-use assets due to lease modification	$—	$—	$(593)	$—

The Company’s minimum payments under noncancelable operating and finance leases having initial terms and bargain renewal periods in excess of one year are as follows at June 30, 2025, and thereafter (in thousands):

	Operating Leases	Finance Leases
Remaining 2025	$9,168	$558
2026	19,031	—
2027	19,454	—
2028	19,890	—
2029	20,369	—
Thereafter	54,309	—
Total lease payments	142,221	558
Less: imputed interest	39,553	11
Total	$102,668	$547

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — Colocation Revenue.
The components of lease revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Revenue
Operating lease revenue	$7,010	$3,818	$13,005	$3,818
Variable lease revenue	3,550	1,701	6,128	1,701
Total lease revenue	$10,560	$5,519	$19,133	$5,519
The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received at June 30, 2025, and thereafter (in thousands):

Operating Leases(1)
Remaining 2025	$12,109
2026	28,836
2027	30,013
2028	35,874
2029	37,003
Thereafter	125,947
Total	$269,782
(1) Operating lease payments expected to be received excludes $9.83 billion in total future noncancellable minimum lease payments for operating leases that have not yet commenced at June 30, 2025, which have initial lease terms of 12 years from commencement.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of June 30, 2025 and December 31, 2024, consists of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	June 30, 2025	December 31, 2024
Convertible Notes:
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
2029 Convertible Notes	3.0%	3.7%	2029	460,000	460,000
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	—	10,669
Didado note	5.0%	15.0%	2027	—	8,964
HMC note	5.0%	15.0%	2026	—	9,042
Harper note	5.0%	15.0%	2026	—	3,119
Trilogy note	5.0%	15.0%	2026	—	2,107
Other:
ACM note	—%	15.0%	2025	1,550	3,023
Other	7.1% - 7.7%	7.1% - 7.7%	2025	—	129
Notes payable				1,086,550	1,122,053
Less: Unamortized discounts				27,304	31,773
Total notes payable, net				1,059,246	1,090,280
Less: current portion				1,550	16,290
Convertible and other notes payable, net of current portion				$1,057,696	$1,073,990
During the three months ended June 30, 2025, the Company fully repaid five higher-interest debt facilities, including the Bremer loan, Didado note, HMC note, Harper note, and Trilogy note, totaling approximately $26.6 million in principal. The repayment resulted in a $1.4 million loss on debt extinguishment.
Interest expense on the 2029 Convertible Notes and 2031 Convertible Notes (together “Convertible Notes”) was as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Coupon interest	$3,450	$6,900
Amortization of debt discount and issuance costs	1,304	2,601
Total	$4,754	$9,501
Maturities on convertible and other notes payable, gross of unamortized discounts, are as follows (in thousands):

	Convertible Notes	Other Notes Payable
Remaining 2025	$—	$1,550
2026	—	—
2027	—	—
2028	—	—
2029	460,000	—
Thereafter	625,000	—
Total	$1,085,000	$1,550

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7. WARRANT LIABILITIES
Warrant Agreement
On January 23, 2024, the Company entered into a warrant agreement (the “Warrant Agreement”) providing for the issuance of 98,313,313 warrants, each exercisable for one share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”), and 81,927,898 warrants, each exercisable for one share of New Common Stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). The Tranche 1 Warrants expire on January 23, 2027, and the Tranche 2 Warrants expire on January 23, 2029.
During the three and six months ended June 30, 2025, 0.1 million and 0.1 million Tranche 1 Warrants were exercised, respectively, which resulted in cash receipts of $0.3 million and $0.6 million. As of June 30, 2025, there were 97.5 million unexercised Tranche 1 Warrants.
During the three and six months ended June 30, 2025, 2.5 million and 5.9 million Tranche 2 Warrants were exercised, respectively, which resulted in immaterial cash receipts. As of June 30, 2025, there were 15.1 million unexercised Tranche 2 Warrants.
8. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
During the three and six months ended June 30, 2025, a decrease in fair value of contingent value rights of $13.7 million and $0.9 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2025, an increase in fair value of Warrants of $923.7 million and $289.4 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$576,361	$—	$—	$576,361
Digital assets	172,772	—	—	172,772
Total assets measured at fair value on a recurring basis	$749,133	$—	$—	$749,133

Liabilities:
Contingent value rights[1]	$3,366	$—	$—	$3,366
Warrants	1,316,690	—	—	1,316,690
Total liabilities measured at fair value on a recurring basis	$1,320,056	$—	$—	$1,320,056
1 The fair value of contingent value rights is included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets, based on the expected timing of settlement.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$832,213	$—	$—	$832,213
Digital assets	23,893	—	—	23,893
Total assets measured at fair value on a recurring basis	$856,106	$—	$—	$856,106

Liabilities:
Contingent value rights[1]	$4,272	$—	$—	$4,272
Warrants	1,097,285	—	—	1,097,285
Total liabilities measured at fair value on a recurring basis	$1,101,557	$—	$—	$1,101,557
1 The fair value of contingent value rights is included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets, based on the expected timing of settlement.

Financial Instruments Not Carried at Fair Value

The Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The fair value is disclosed for informational purposes only in accordance with ASC 825-10, Financial Instruments, and is determined using trading activity in over-the-counter markets. The following tables present the carrying amounts and estimated fair values of the Convertible Notes as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$795,101	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$679,666	Level 1

December 31, 2024

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$703,100	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$615,800	Level 1

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, including property, plant and equipment, are measured at estimated fair value on a nonrecurring basis and are adjusted only upon impairment or when held for sale. During the six months ended June 30, 2025, the Company did not recognize any impairment or other fair value adjustments related to non-financial assets measured at fair value on a nonrecurring basis.
No non-financial assets were classified as Level 3 as of June 30, 2025 or December 31, 2024.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES
Commitments
As of June 30, 2025, the Company was contractually committed for and on behalf of our high-density colocation customer for approximately $1.71 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of our data centers to deliver high-density colocation services to customers. Of this amount, $1.26 billion will be passed through to the Company’s customer as invoiced and $427.9 million will be funded by the customer as prepaid base license fees for the Colocation segment. These capital expenditures are expected to occur within the next 12 to 24 months.
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
On January 24, 2025, the Company and Mr. Dean resolved Mr. Dean's proofs of claim and filed with the Bankruptcy Court a Stipulation and Agreed Order providing for an Allowed General Unsecured Claim, payable pursuant to the Plan of Reorganization in 561,866 shares of New Common Stock issued by the Company to Mr. Dean from the New Common Stock reserved for disputed claims as described in Note 12 — Stockholders’ Deficit to our consolidated financial statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and do not represent a new issuance of shares.
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
Patent Infringement Claim
Malikie Innovations Ltd and Key Patents Innovations Ltd., filed suit in the United States District Court Eastern District of Texas Marshall Division against Core Scientific, Inc. (the “Company”) alleging infringement in the Company’s bitcoin mining business of U.S. Patent Nos. 8,788,827 (the “’827 Patent”); 10,284,370 (the “’370 Patent”); 8,666,062 (the ’062 Patent”); 7,372,960 (the “’960 patent”); and 8,532,286 (the “’286 Patent”). On July 20, 2025 the Company filed a motion to dismiss the claims on the basis that the patents are invalid under 35 U.S.C §101 and on July 25, 2025 the Company filed a motion to transfer the case to the United States District Court for the Western District of Texas (Austin).

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025 and December 31, 2024, there were no other material loss contingency accruals for legal matters.
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
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact to our financial statements.
The income tax expense and effective income tax rate for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Income tax expense	$158	$144	$363	$350
Effective income tax rate	—%	—%	(0.1)%	(0.1)%
For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (4.7)%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (15.1)% and other items (1.3)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
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
11. STOCK-BASED COMPENSATION
Incentive Plan
The Company adopted an equity-based management incentive plan on April 26, 2024 (the “Incentive Plan”), which was amended and restated on May 12, 2025 to increase the number of shares authorized for issuance from 40,000,000 to 48,000,000. Under the Incentive Plan, certain executives have been granted market condition restricted stock units (“MSUs”) which are subject to the achievement of market-based share price goals and the executives’ continued service until the relevant vesting date. The number of shares which vest as of the end of each measurement period on each vesting date are conditioned on the highest 20-day volume weighted average price of the Company's share price achieved during the tranche’s measurement vesting period since grant. The MSU vesting schedule is proportionate over a three-year service period where such proportions are identified as tranches with separate service conditions and measurement periods for the market conditions. If certain market-based share price goals are not met during certain tranche measurement periods, the ability to satisfy such goals apply in subsequent measurement periods and permit vesting if such market conditions are then met (and the service conditions are then satisfied). The following table presents additional information relating to each MSU award:

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2025 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
December 31, 2026 Vesting:
$3.14	142,050	142,050
$5.00	142,050	284,100
$8.00	142,050	426,150
$10.00	142,050	568,200
$12.00	142,050	710,250
$14.00	142,050	852,300
Performance Share Units
In April 2025, the Company granted PSUs to certain executive officers under the Incentive Plan. The PSUs are eligible to vest in three equal installments on April 15, 2026, March 15, 2027, and March 15, 2028, subject to satisfaction of the service condition and the achievement of three separate market or performance conditions during the respective performance measurement period (for a total of nine tranches). The performance measurement period is generally the calendar year preceding each vesting date. The number of shares earned at each vesting date range from 0% to 300% of target based on measures of satisfaction of the market or performance condition for each tranche. Market conditions include RTSR metric, which is a measure of the performance of the Company’s own stock relative to the Russell 2000. Performance conditions include aggregate energized MW growth and colocation customer acquisition targets.
The grant date fair value PSU tranches with RTSR market conditions were estimated using a Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value:

Three Months Ended June 30, 2025
Expected term of awards in years	0.7 - 1.0
Expected volatility	96%
Risk-free interest rate	3.76% - 4.11%
Expected dividend yield	0%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation
A summary of RSU and MSU activity for the six months ended June 30, 2025, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance & Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	18,341	$7.68	1,728	$6.11	—	$—
Granted	4,115	10.12	—	—	6,255	11.14
Vested	(4,479)	7.91	—	—	—	—
Forfeited	(744)	6.55	(12)	3.99	—	—
Unvested - June 30, 2025	17,233	$8.20	1,716	$6.13	6,255	$11.14

As of June 30, 2025, unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized for each award type were as follows (in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period (Years)
RSUs	$115,323	2.3 years
PSUs	50,261	2.8 years
MSUs	4,693	1.5 years
Total	$170,277
Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, is included in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$941	$2,199	$2,323	$3,158
Selling, general and administrative	23,229	6,295	38,032	4,276
Stock-based compensation expense, net of amounts capitalized[1]	24,170	8,494	40,355	7,434
Capitalized stock-based compensation[2]	176	—	396	—
Total stock-based compensation cost	$24,346	$8,494	$40,751	$7,434
1 The six months ended June 30, 2025 includes $3.0 million of stock-based compensation expense as a result of accelerated vesting of outstanding RSUs for former board members.
2 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
12. NET LOSS PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At June 30, 2025, approximately 15.6 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the three and six months then ended. Additionally, the basic EPS numerator includes an adjustment to eliminate the changes in fair value that have been recognized in Net loss.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(936,799)	$(804,896)	$(356,106)	$(594,205)
Add: Change in fair value of Tranche 2 Warrants	923,525	—	289,104	—
Basic and diluted net loss	$(13,274)	$(804,896)	$(67,002)	$(594,205)
Denominator:
Weighted average shares outstanding - basic and diluted	317,985	178,505	316,593	207,092

Net loss per share - basic and diluted	$(0.04)	$(4.51)	$(0.21)	$(2.87)

Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Three and Six Months Ended
	June 30, 2025	June 30, 2024
Convertible Notes	69,611	40,059
RSUs, PSUs, and MSUs	25,204	18,778
Stock options	344	369
Tranche 1 Warrants	97,542	98,259
Total shares issuable from potentially dilutive securities	192,701	157,465
13. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has three operating segments: “Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining; and “Colocation”, consisting of providing high-density colocation services to third parties for GPU-based HPC operations. The Company’s Colocation operations met the criteria to be considered a new segment during the second quarter of 2024. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.” The Digital Asset Self-Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature. The Colocation operation generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$62,424	$110,743	$129,603	$260,702
Cost of digital asset self-mining:
Power fees	30,720	41,174	61,039	86,157
Depreciation expense	18,058	28,174	37,317	55,652
Employee compensation	8,272	6,038	15,607	10,718
Facility operations expense	2,089	3,231	5,369	6,181
Other segment items	450	1,384	1,427	2,857
Total cost of digital asset self-mining	59,589	80,001	120,759	161,565
Digital Asset Self-Mining gross profit	$2,835	$30,742	$8,844	$99,137
Digital Asset Self-Mining gross margin	5%	28%	7%	38%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$5,644	$24,840	$9,417	$54,172
Cost of digital asset hosted mining services:
Power fees	3,208	11,301	4,574	24,795
Depreciation expense	334	1,041	479	2,311
Employee compensation	779	1,640	1,110	3,044
Facility operations expense	220	880	368	1,765
Other segment items	43	2,531	89	5,559
Total cost of digital asset hosted mining services	4,584	17,393	6,620	37,474
Digital Asset Hosted Mining gross profit	$1,060	$7,447	$2,797	$16,698
Digital Asset Hosted Mining gross margin	19%	30%	30%	31%

Colocation Segment
Colocation revenue:
License fees	$7,010	$3,818	$13,005	$3,818
Maintenance and other	86	38	78	38
Licensing revenue	7,096	3,856	13,083	3,856
Power fees passed through to customer	3,464	1,663	6,050	1,663
Total Colocation revenue	10,560	5,519	19,133	5,519
Cost of Colocation services:
Depreciation expense	104	14	171	14
Employee compensation	1,148	78	2,442	78
Facility operations expense	4,336	3,101	8,187	3,101
Other segment items	378	35	686	35
Cost of licensing revenue	5,966	3,228	11,486	3,228
Power fees passed through to customer	3,464	1,663	6,050	1,663
Total cost of Colocation services	9,430	4,891	17,536	4,891
Colocation gross profit	$1,130	$628	$1,597	$628
Colocation licensing gross margin	16%	16%	12%	16%
Colocation gross margin	11%	11%	8%	11%

Consolidated
Consolidated total revenue	$78,628	$141,102	$158,153	$320,393
Consolidated cost of revenue	$73,603	$102,285	$144,915	$203,930
Consolidated gross profit	$5,025	$38,817	$13,238	$116,463
Consolidated gross margin	6%	28%	8%	36%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment gross profit	$5,025	$38,817	$13,238	$116,463
(Increase) decrease in fair value of digital assets	(29,797)	584	(19,109)	41
Decrease in fair value of energy derivatives	—	539	—	2,757
Loss (gain) on exchange or disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Selling, general and administrative	56,940	31,383	97,055	48,307
Operating (loss) income	(26,284)	6,579	(68,880)	61,806
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,377	170
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Reorganization items, net	—	—	—	(111,439)
Other non-operating expense, net	207	401	364	2,147
Total non-operating expense, net	910,357	811,331	286,863	655,661
Loss before income taxes	$(936,641)	$(804,752)	$(355,743)	$(593,855)

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of June 30, 2025 and December 31, 2024, all of the Company’s fixed assets were located in the United States. For the three and six months ended June 30, 2025 and 2024, all of the Company’s revenue was generated in the United States. For the three and six months ended June 30, 2025, 79% and 82% of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. For the three and six months ended June 30, 2024, 78% and 81%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. As of June 30, 2025 and 2024, substantially all of our digital assets were held by one third-party digital asset service.
For the three and six months ended June 30, 2025, and 2024, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and Colocation segment revenue were as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of Colocation segment revenue:
Customer
F	N/A	N/A	47%	58%	N/A	N/A
G	100%	100%	N/A	N/A	N/A	N/A
H	N/A	N/A	N/A	25%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	100%
L	N/A	N/A	53%	N/A	N/A	N/A

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of Colocation segment revenue:
Customer
F	N/A	N/A	60%	54%	N/A	N/A
G	100%	100%	N/A	N/A	N/A	N/A
H	N/A	N/A	N/A	25%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	100%
L	N/A	N/A	32%	N/A	N/A	N/A
14. SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
The following table presents supplemental cash flow and non-cash information for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of other cash flow information:
Cash paid for interest	$8,386	$18,074
Income tax payments (refunds)	457	(1,288)
Cash paid for reorganization items	$—	$53,835
Supplemental disclosure of noncash investing and financing activities:
Purchases of PP&E in accounts payable and accrued expense	$129,904	$(10,997)
Noncash exercise of warrants	19,559	—
Reclass of other current and non-current assets to plant, property, and equipment	—	8,187
Reduction in plant, property, and equipment basis related to Bitmain purchase	—	(26,101)
Decrease in right-of-use assets due to lease termination	—	(6,560)
Increase in right-of-use assets due to lease commencement	—	70,690
Increase in lease liability due to lease commencement	—	69,577
Extinguishment of convertible notes upon emergence	—	(559,902)
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	—	(321,773)
Cancellation of common stock in connection with emergence	—	(37)
Issuance of new common stock in connection with emergence	—	296,891
Issuance of new common stock for Bitmain obligation	—	27,839
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	5,475
Issuance of contingent value rights	—	86,325
Issuance of warrants	—	345,856
Issuance of New Secured Convertible Notes	—	260,000
Issuance of Secured Notes, net of discount	—	149,520
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	—	41,200
Issuance of miner equipment lender facility loans	—	52,947
Issuance of notes related to settlement	—	9,092
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	24
Issuance of new common stock for PIK interest on New Secured Convertible Notes	—	3,676
Issuance of new common stock for New Secured Convertible Notes conversion	$—	$26,390

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

15. SUBSEQUENT EVENTS
On July 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoreWeave. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, CoreWeave will acquire the Company in an all-stock transaction. Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock at the Effective Time (as defined in the Merger Agreement) will be cancelled and converted into a number of fully paid and non-assessable shares of CoreWeave Class A common stock, equal to the exchange ratio of 0.1235. The transaction is subject to the approval of the Company’s stockholders and customary closing conditions, including applicable regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025. This section generally discusses the results of operations for the three and six months ended June 30, 2025, compared to June 30, 2024.
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
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a leader in designing, building and operating digital infrastructure for high-density colocation services and digital asset mining of bitcoin. Since our inception in 2018, we have been a premier provider and operator of dedicated, purpose-built facilities and software solutions for digital asset mining for ourselves and our third-party customers. In 2024, we initiated a significant strategic transition from bitcoin mining to colocation services for customers employing HPC workloads such as artificial intelligence-related applications.
We believe leveraging our existing infrastructure for high-density colocation services will provide more stable and predictable revenue streams and represents substantially less risk than our traditional hosted bitcoin mining or our bitcoin self-mining operations. Last year, as a part of this transition, we announced arrangements at multiple sites for the provision of high-density colocation services to a third party engaged in high-performance computing (“HPC”). We continue to focus our business development and marketing efforts on expanding our high-density colocation customer base and increasing available infrastructure to provide high-density colocation services to HPC customers.
We are constructing, refurbishing, reallocating or converting most of our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence related workloads, primarily for our existing HPC customer, but also to support our commitment to meeting the growing demand for high-density colocation solutions and diversifying our revenue streams.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (“self-mining”). In addition to our HPC activities described above, we will continue to profitably mine digital assets until we identify actionable alternative high-density colocation service business opportunities.
We had billable power load of approximately 875 megawatts (“MW”) as of June 30, 2025. We had gross power of approximately 1,335 MW as of June 30, 2025.
Our average self-mining fleet energy efficiency for the three months ended June 30, 2025 and 2024 was 24.7 joules per terahash. Self-mining fleet energy efficiency is a measure of our fleet’s average actual energy efficiency over the period presented.
Our total revenue was $158.2 million and $320.4 million for the six months ended June 30, 2025 and 2024, respectively. We generated an operating loss of $68.9 million for the six months ended June 30, 2025 and operating income of $61.8 million for the six months ended June 30, 2024. We generated net loss of $356.1 million and $594.2 million for the six months ended June 30, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $15.4 million and $134.0 million for the six months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.

Recent Developments
On July 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoreWeave, Inc. (“CoreWeave”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, CoreWeave will acquire the Company in an all-stock transaction. Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock at the Effective Time (as defined in the Merger Agreement) will be cancelled and converted into a number of fully paid and non-assessable shares of CoreWeave Class A common stock, equal to the exchange ratio of 0.1235. The transaction is subject to the approval of the Company’s stockholders and customary closing conditions, including applicable regulatory approvals.
During the three months ended June 30, 2025, the Company repaid five higher-interest debt facilities totaling approximately $26.6 million in principal. The repayment resulted in a $1.4 million loss on debt extinguishment.
On February 26, 2025, the Company announced a new agreement with CoreWeave to deliver an additional approximately 70 MW of gross power at the Company’s Denton, Texas facility.
Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure for digital asset mining and high-density colocation services, we believe that we are well positioned to serve an expanding market for HPC operations. As noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing high-density colocation services. Our digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
We intend to focus primarily on contracting our digital infrastructure for high-density colocation services, including allocating a significant portion of our current and future data centers to support other forms of third-party HPC operations. As we identify additional high-density colocation services opportunities and contract to provide such services to additional HPC customers our digital infrastructure will transition from digital asset mining to providing services to HPC customers. We will continue to mine digital assets only so long as such activity remains profitable.
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
Our strategy is focused on hyperscale cloud-based providers and enterprises who have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future.
On July 7, 2025, the Company entered into a Merger Agreement with CoreWeave. See Recent Developments above.
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
The tables below summarize the total number of self- and hosted miners in operation as of June 30, 2025, December 31, 2024 and June 30, 2024 (miners in thousands):

	Bitcoin Miners in Operation as of June 30, 2025
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	17.6	151.4
Hosted miners	3.0	21.7
Total mining equipment	20.6	173.1

	Bitcoin Miners in Operation as of December 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.1	164.0
Hosted miners	1.0	7.1
Total mining equipment	20.1	171.1

	Bitcoin Miners in Operation as of June 30, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.4	163.5
Hosted miners	5.2	41.8
Total mining equipment	24.6	205.3

Summary of Digital Asset Activity
Activity related to our digital asset balances for the six months ended June 30, 2025 and 2024, were as follows (in thousands):

	June 30, 2025	June 30, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	129,770	261,566
Mining proceeds from shared hosting	—	13,818
Proceeds from sales of digital assets	—	(277,562)
Change in fair value of digital assets	19,109	(41)
Payment of board fee	—	(89)
Other	—	—
Digital assets, end of period	$172,772	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of June 30, 2025 and December 31, 2024, there was $0.7 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, there was $0.8 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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

Potential Impact of “Big Beautiful Bill” Legislation
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact to our financial statements.
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
Business Mix Shift to High-Density Colocation Services
The planned growth of our Colocation operation, through increased investment in conversion of several of our bitcoin mining sites to Colocation operation sites over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as our Colocation segment begins to account for a comparatively larger percentage of our financial results. The Colocation operation is characterized by implementation of long-term contracts with customers spanning several years with terms and conditions outlining and resulting in stable, predictable revenue and cash flows over each period.
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
Data Center Infrastructure Costs
To support our commitment to meeting the growing demand for high-density colocation solutions, we are constructing, refurbishing, reallocating or converting most of our ten data center facilities to support high-density colocation services. The costs associated with data center infrastructure conversion include labor, equipment and materials and is subject to supply chain and logistical challenges.
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our Colocation operation greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers.

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
In our Colocation operation, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts (“REITs”), developers of data centers, hyperscalers and bitcoin miners with capacity suitable for high-density colocation services. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support high-density colocation. Additionally, the modification of some of our data centers to accommodate our Colocation operation involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us into competition with many other organizations for those resources.
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
We believe we possess unique knowledge of data center design principles and systems integration architectures, as well as extensive experience designing, constructing and operating data centers that differentiates and informs our plans for modifying digital asset mining data centers to support our Colocation operation, and for developing new data centers designed to support future high-value computing requirements. This knowledge includes designs for higher rack energy densities than currently offered in the legacy data center market to satisfy emerging requirements for advanced technologies supporting emerging workloads such as artificial intelligence.
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
Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and internal regulators. In October 2020, the Cyber-Digital Task Force of the U.S. Department of Justice published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the Department’s view with respect to digital assets and the tools at the Department’s disposal to deal with threats posed by digital assets. In February 2021, representatives of the government of Inner Mongolia, China announced plans to ban digital asset mining within the province due to the energy and rare earth mineral demands of the industry. In March 2021, the nominee for Chair of the SEC expressed the need for investor protection along with promotion of innovation in the digital asset space. In March 2022, former President Biden signed an Executive Order outlining an “whole-of-government” approach to addressing the risks and harnessing the potential benefits of digital assets and its underlying technology. The executive order lays out a national policy for digital assets over six highlighted priorities. In January 2023, the U.S. House of Representatives created a new congressional subcommittee focused on digital assets, the Subcommittee of Digital Assets, Financial Technology and Inclusion, operating under the House Financial Services Committee. Most recently, in January 2025, the Acting SEC Chairman announced the launch of a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets, in contrast to the SEC’s prior reliance on enforcement actions to regulate cryptocurrencies. Further, on May 29, 2025, the Digital Asset Market Clarity Act (the “Clarity Act”) was introduced in the U.S. House of Representatives. The Clarity Act provides a regulatory framework for digital assets by clarifying the roles of the SEC and CFTC in oversight of various digital assets and transactions in digital assets. The Clarity Act defines several categories of digital assets: digital commodities and permitted payment stablecoins, which would be subject to the jurisdiction of the CFTC, and excluded digital commodities, such as securities, which would be subject to the jurisdiction of the SEC. The extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and they may not be ascertainable in the near future.
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
Our facilities in Texas represent a significant portion of our gross power and are subject to Senate Bill 6 (“SB 6”), a statewide law enacted in June 2025 that governs large electric loads (75 megawatts or greater) within the Electric Reliability Council of Texas (“ERCOT”) region. This law imposes binding operational and interconnection requirements on large-load customers. Under SB 6, facilities above the applicable threshold are required to participate in demand response programs administered by ERCOT, which may require temporary reductions in power usage during periods of grid constraint. The legislation also grants ERCOT and certain local utilities authority to curtail load, including initiating mandatory power reductions or disconnections during emergency grid conditions. Additionally, SB 6 establishes enhanced interconnection protocols, including required disclosures related to behind-the-meter generation, limitations on duplicative interconnection requests, and minimum study fees associated with new or expanded load. The law further permits utilities to allocate certain transmission and infrastructure upgrade costs to the interconnecting customer. These provisions may impact the timing, economics, or operational flexibility of our existing and future data center deployments within Texas.
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

	June 30,
	2025	2024
Self-Mining Hash rate (Exahash per second)	17.6	19.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA (in millions)	$21.5	$46.0	$15.4	$134.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash Costs per Bitcoin
Power cost per bitcoin self-mined	$48,407	$24,533	$45,099	$19,136
Operational costs per bitcoin self-mined[1]	15,962	5,346	15,158	3,830
Total cost to self-mine one bitcoin[2]	$64,369	$29,879	$60,257	$22,966

Cash-Based Hash Cost[3]
Power cost per terahash	$0.025	$0.025	$0.025	$0.026
Operational costs per terahash[1]	0.008	0.005	0.008	0.005
Total cash-based hash cost[3]	$0.033	$0.030	$0.033	$0.031

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
Our self-mining hash rate was 17.6 EH/s and 19.4 EH/s as of June 30, 2025 and 2024, respectively, representing a 9% decrease year over year.

Our combined self-mining and customer and related party hosting hash rate decreased 16%, to 20.6 EH/s as of June 30, 2025, from 24.6 EH/s as of June 30, 2024.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment startup costs which are not reflective of the ongoing costs incurred after startup, (ix) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA
Net loss	$(936,799)	$(804,896)	$(356,106)	$(594,205)
Adjustments:
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Income tax expense	158	144	363	350
Depreciation and amortization	18,756	29,477	38,487	58,473
Stock-based compensation expense	24,170	8,494	40,355	7,434
Unrealized fair value adjustment on energy derivatives	—	(1,465)	—	(2,262)
Loss (gain) on exchange or disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Loss on debt extinguishment	1,377	120	1,377	170
Colocation startup costs	—	4,601	—	4,601
Post-emergence bankruptcy advisory costs	695	(1,380)	1,298	307
Reorganization items, net	—	—	—	(111,439)
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Other non-operating expense, net	207	401	364	2,147
Other	—	(2)	—	121
Adjusted EBITDA	$21,503	$46,036	$15,432	$134,032
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

•Colocation revenue. Colocation revenue is generated by leasing data center space and providing related services to licensees at our Austin, Texas and Denton, Texas high-density data centers. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Colocation revenue.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of Colocation relates to our Austin, Texas and Denton, Texas data centers, and primarily consists of facility operations expense, which includes maintenance and lease expense, power fees, payroll and benefits expense and stock-based compensation expense. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Cost of Colocation services.
(Increase) decrease in fair value of digital assets
The Company adopted ASU 2023-08 effective January 1, 2024. Under ASU 2023-08, the Company measures digital assets at fair value with the changes in fair value during the reporting period recognized in change in fair value of digital assets.
Decrease in fair value of energy derivatives
Change in fair value of energy derivatives represents changes in the fair value of the derivative liability related to the energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at our Cottonwood 1 facility from November 2023 through May 2024.
Loss (gain) on exchange or disposal of property, plant and equipment
Loss (gain) on exchange or disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
Selling, general and administrative
Selling, general and administrative expenses includes compensation, benefits, and other personnel-related expenses, stock-based compensation, rent, Colocation segment organizational and site startup costs, post-emergence bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. Colocation segment organizational startup costs were primarily consulting costs that were specifically incurred preparing for and entering into Colocation operation and are not expected to be incurred in the ongoing operations of the Colocation business. Colocation segment site startup costs are indirect costs associated with the administration of converting and building of future Colocation operating sites, and include compensation and other personnel-related expenses, including stock-based compensation. Similar costs will be incurred in the future operations of the Colocation segment sites.
Non-operating expense (income), net:
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
Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Three Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$(48,319)
Digital asset hosted mining revenue from customers	5,644	24,840	(19,196)
Colocation revenue	10,560	5,519	5,041
Total revenue	78,628	141,102	(62,474)
Cost of revenue:
Cost of digital asset self-mining	59,589	80,001	(20,412)
Cost of digital asset hosted mining services	4,584	17,393	(12,809)
Cost of Colocation services	9,430	4,891	4,539
Total cost of revenue	73,603	102,285	(28,682)
Gross profit	5,025	38,817	(33,792)
(Increase) decrease in fair value of digital assets	(29,797)	584	(30,381)
Decrease in fair value of energy derivatives	—	539	(539)
Loss (gain) on exchange or disposal of property, plant and equipment	4,166	(268)	4,434
Selling, general and administrative	56,940	31,383	25,557
Operating (loss) income	(26,284)	6,579	(32,863)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,257
Interest (income) expense, net	(1,185)	14,775	(15,960)
Change in fair value of warrants and contingent value rights	909,958	796,035	113,923
Other non-operating expense, net	207	401	(194)
Total non-operating expense, net	910,357	811,331	99,026
Loss before income taxes	(936,641)	(804,752)	(131,889)
Income tax expense	158	144	14
Net loss	$(936,799)	$(804,896)	$(131,903)

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$(48,319)
Digital asset hosted mining revenue from customers	5,644	24,840	(19,196)
Colocation revenue	10,560	5,519	5,041
Total revenue	$78,628	$141,102	$(62,474)
Percentage of total revenue:
Digital asset self-mining revenue	80%	78%
Digital asset hosted mining revenue from customers	7%	18%
Colocation revenue	13%	4%
Total revenue	100%	100%
Total revenue decreased by $62.5 million or 44%, to $78.6 million for the three months ended June 30, 2025, from $141.1 million for the three months ended June 30, 2024, as a result of the factors described below.
Digital asset self-mining revenue decreased by $48.3 million or 44%, to $62.4 million for the three months ended June 30, 2025, from $110.7 million for the three months ended June 30, 2024. The year over year decrease in self-mining revenue was driven primarily by:
•a 62% decrease in bitcoin mined to 634 for the three months ended June 30, 2025, compared to 1,680 for the three months ended June 30, 2024, driven primarily by:
◦an approximate net decrease of 12,100 deployed mining units due primarily to the strategic shift to Colocation;
◦a 9% decrease in self-mining hash rate to 17.6 EH/s for the three months ended June 30, 2025, from 19.4 EH/s for the same period in the prior year; and
◦a 39% increase in the three month average network difficulty driven by a 61% increase in the three month average network hash rate over prior year.
This decrease in self-mining revenue was partially offset by a 50% increase in the average price of bitcoin to $98,532 for the three months ended June 30, 2025, compared to $65,677 for the three months ended June 30, 2024.
Total digital asset hosted mining revenue from customers decreased by $19.2 million or 77%, to $5.6 million for the three months ended June 30, 2025, from $24.8 million for the three months ended June 30, 2024. The decrease in hosted mining revenue from customers was primarily driven by our shift to Colocation operations.
Total Colocation revenue was $10.6 million for the three months ended June 30, 2025, compared to $5.5 million for the same period in the prior year. This $5.0 million increase was driven by the completion of the first data hall at our Denton, Texas data center during the second quarter ended June 30, 2025. Colocation operations began during the quarter ended June 30, 2024, at our Austin, Texas data center.
While we expect to meet all of our fiscal 2025 ready-for-service (“RFS”) dates during fiscal 2025, a variety of weather and construction related delays have moved RFS dates later in fiscal 2025 than previously planned.
Cost of Revenue

	Three Months Ended June 30,
	2025	2024	$ Change
Cost of revenue	$73,603	$102,285	$(28,682)
Gross profit	5,025	38,817	(33,792)
Gross margin	6%	28%

Cost of revenue decreased by $28.7 million or 28%, to $73.6 million for the three months ended June 30, 2025, from $102.3 million for the three months ended June 30, 2024. As a percentage of total revenue, cost of revenue totaled 94% and 72% for the three months ended June 30, 2025 and 2024, respectively. The decrease in cost of revenue was primarily attributable to:
•a $18.5 million decrease in power costs from lower rates and usage;
•a $10.7 million decrease in depreciation expense driven by an increase in the number of miners becoming fully depreciated;
•a $2.2 million decrease in proceed sharing costs due to termination of our proceed sharing arrangements in 2024;
•a $1.3 million decrease in stock-based compensation expense; and
•a $1.2 million decrease in facility operation expenses, due primarily to lower facility maintenance expense and facility equipment and supplies.
This decrease in cost of revenue was partially offset by:
•a $3.7 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•a $2.4 million increase in Colocation segment costs, primarily due to a $1.8 million increase in Colocation power fees passed through to the customer and a $0.6 million increase in Colocation rent expense due to the expansion of our Colocation operations.
(Increase) decrease in fair value of digital assets

	Three Months Ended June 30,
	2025	2024	$ Change
(Increase) decrease in fair value of digital assets	$(29,797)	$584	$(30,381)
Percentage of total revenue	38%	—%
The fair value of digital assets increased by $30.4 million to $29.8 million for the three months ended June 30, 2025, from a decrease of $0.6 million for the three months ended June 30, 2024, and reflects the increase in the price of bitcoin held during the three months ended June 30, 2025.
Decrease in fair value of energy derivatives

	Three Months Ended June 30,
	2025	2024	$ Change
Decrease in fair value of energy derivatives	$—	$539	$(539)
Percentage of total revenue	—%	—%
Decrease in fair value of energy derivatives was nil for the three months ended June 30, 2025, compared to $0.5 million for the three months ended June 30, 2024. Change in fair value of energy derivative was related to the change in fair value of the energy forward purchase contract entered into in November 2023 which expired during the second quarter 2024.
Loss (gain) on exchange or disposal of property, plant and equipment

	Three Months Ended June 30,
	2025	2024	$ Change
Loss (gain) on exchange or disposal of property, plant and equipment	$4,166	$(268)	$4,434
Percentage of total revenue	5%	—%

Loss (gain) on exchange or disposal of property, plant and equipment increased by $4.4 million to a loss of $4.2 million for the three months ended June 30, 2025, from a gain of $0.3 million for the three months ended June 30, 2024. The loss for the three months ended June 30, 2025 was primarily due to losses on disposal of transformers and mining equipment.
Selling, general and administrative

	Three Months Ended June 30,
	2025	2024	$ Change
Selling, general and administrative	$56,940	$31,383	$25,557
Percentage of total revenue	72%	22%
Selling, general and administrative expenses increased $25.6 million or 81%, to $56.9 million for the three months ended June 30, 2025, from $31.4 million for the three months ended June 30, 2024. The increase was driven primarily by:
•a $12.3 million increase in stock-based compensation expense;
•a $7.0 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration;
•a $2.7 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount;
•a $2.2 million increase in professional services; and
•a $2.1 million increase in in post-emergence bankruptcy advisor fees, partially offset by
•a $1.1 million decrease in rent expenses.
Non-operating expense, net

	Three Months Ended June 30,
	2025	2024	$ Change
Non-operating expense (income), net:
Loss on debt extinguishment	$1,377	$120	$1,257
Interest (income) expense, net	(1,185)	14,775	(15,960)
Change in fair value of warrants and contingent value rights	909,958	796,035	113,923
Other non-operating expense, net	207	401	(194)
Total non-operating expense, net	$910,357	$811,331	$99,026
Total non-operating expense, net increased by $99.0 million, to $910.4 million for the three months ended June 30, 2025, from $811.3 million for the three months ended June 30, 2024. The increase in total non-operating expense, net was primarily driven by:
•During the three months ended June 30, 2025, we incurred a $113.9 million increase in Change in fair value of warrant and contingent value rights due to a $9.83 per share increase in the Company’s stock price to $17.07 per share as of June 30, 2025, from $7.24 per share as of March 31, 2025, compared to a $5.76 per share increase to $9.30 per share as of June 30, 2024, from $3.54 per share as of March 31, 2024; and
•a $16.0 million decrease in Interest (income) expense, net driven primarily by an $9.5 million decrease in interest expense due to lower interest rates during the three months ended June 30, 2025, and a $6.4 million increase in proceeds from money market funds.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$62,424	$110,743	$(48,319)
Cost of digital asset self-mining:
Power fees	30,720	41,174	(10,454)
Depreciation expense	18,058	28,174	(10,116)
Employee compensation	8,272	6,038	2,234
Facility operations expense	2,089	3,231	(1,142)
Other segment items	450	1,384	(934)
Total cost of digital asset self-mining	59,589	80,001	(20,412)
Digital Asset Self-Mining gross profit	$2,835	$30,742	$(27,907)
Digital Asset Self-Mining gross margin	5%	28%	(23)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$5,644	$24,840	$(19,196)
Cost of digital asset hosted mining services:			—
Power fees	3,208	11,301	(8,093)
Depreciation expense	334	1,041	(707)
Employee compensation	779	1,640	(861)
Facility operations expense	220	880	(660)
Other segment items	43	2,531	(2,488)
Total cost of digital asset hosted mining services	4,584	17,393	(12,809)
Digital Asset Hosted Mining gross profit	$1,060	$7,447	$(6,387)
Digital Asset Hosted Mining gross margin	19%	30%	(11)%

Colocation Segment
Colocation revenue:
License fees	$7,010	$3,818	$3,192
Maintenance and other	86	38	48
Licensing revenue	7,096	3,856	3,240
Power fees passed through to customer	3,464	1,663	1,801
Total Colocation revenue	10,560	5,519	5,041
Cost of Colocation services:
Depreciation expense	104	14	90
Employee compensation	1,148	78	1,070
Facility operations expense	4,336	3,101	1,235
Other segment items	378	35	343
Cost of licensing revenue	5,966	3,228	2,738
Power fees passed through to customer	3,464	1,663	1,801
Total cost of Colocation services	9,430	4,891	4,539
Colocation gross profit	$1,130	$628	$502
Colocation licensing gross margin	16%	16%	—%
Colocation gross margin	11%	11%	(1)%

Consolidated
Consolidated total revenue	$78,628	$141,102	$(62,474)
Consolidated cost of revenue	$73,603	$102,285	$(28,682)
Consolidated gross profit	$5,025	$38,817	$(33,792)
Consolidated gross margin	6%	28%	(21)%

Digital Asset Self-Mining
For the three months ended June 30, 2025, gross profit in the Digital Asset Self-Mining segment decreased by $27.9 million compared to the three months ended June 30, 2024, reflecting a Digital Asset Self-Mining segment gross margin of 5% for the three months ended June 30, 2025, compared to 28% for the three months ended June 30, 2024. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to a 44% decrease in self-mining revenue driven by:
•a 62% decrease in bitcoin mined to 634 for the three months ended June 30, 2025, compared to 1,680 for the three months ended June 30, 2024, driven primarily by:
◦an approximate net decrease of 12,100 deployed mining units due primarily to the strategic shift to Colocation;
◦a 9% decrease in our self-mining hash rate to 17.6 EH/s for the three months ended June 30, 2025, compared to 19.4 EH/s for the three months ended June 30, 2024; and
◦a 39% increase in the three month average network difficulty driven by a 61% increase in the three month average network hash rate over prior year; partially offset by
•a 50% increase in the average price of bitcoin to $98,532 for the three months ended June 30, 2025, compared to $65,677 for the three months ended June 30, 2024;
This decrease in the digital asset self-mining revenue was partially offset by:
•a $20.4 million or 26% decrease in the total cost of digital asset self-mining driven by:
◦a $10.5 million decrease in power costs due primarily to lower power rates;
◦a $10.1 million or 36% decrease in depreciation expense, which was driven primarily by an approximate net decrease of 12,100 deployed miners during the current year; and
◦a $1.1 million decrease in facility operation expense and a $0.9 million decrease in other segment costs; partially offset by
◦a $2.2 million or 37% increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
Digital Asset Hosted Mining
For the three months ended June 30, 2025, gross profit in the Digital Asset Hosted Mining segment decreased by $6.4 million compared to the three months ended June 30, 2024, reflecting a Digital Asset Hosted Mining segment gross margin of 19% for the three months ended June 30, 2025, compared to a gross margin of 30% for the three months ended June 30, 2024. The decrease in Digital Asset Hosted Mining segment gross margin for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 was primarily due to:
•a $19.2 million or 77% decrease in the digital asset hosted mining revenue driven primarily by our shift to Colocation operations, partially offset by:
• a $12.8 million or 74% decrease in the total cost of digital asset hosted mining services driven primarily by:
◦a $8.1 million decrease in power costs from lower usage driven primarily by our strategic shift to Colocation and lower rates;
◦a $2.5 million decrease in other segment costs;
◦a $0.9 million decrease in employee compensation: and
◦a $0.7 million decrease in depreciation expense and a $0.7 million decrease in facility operation expenses.
For the three months ended June 30, 2025 and 2024, the top three hosting customers accounted for approximately 100% and 90%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
Colocation
For the three months ended June 30, 2025, gross profit in the Colocation segment was $1.1 million compared to $0.6 million for the three months ended June 30, 2024. The $0.5 million increase was driven by the completion of the first data hall at our Denton, Texas data center during the second quarter ended June 30, 2025. Colocation operations began during the quarter ended June 30, 2024, at our Austin, Texas data center. Colocation revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. Colocation costs consist primarily of lease expense, the direct pass-through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.
A reconciliation of the reportable consolidated segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Reportable segment gross profit	$5,025	$38,817	$(33,792)
(Increase) decrease in fair value of digital assets	(29,797)	584	(30,381)
Decrease in fair value of energy derivatives	—	539	(539)
Loss (gain) on exchange or disposal of property, plant and equipment	4,166	(268)	4,434
Selling, general and administrative	56,940	31,383	25,557
Operating (loss) income	(26,284)	6,579	(32,863)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,257
Interest (income) expense, net	(1,185)	14,775	(15,960)
Change in fair value of warrants and contingent value rights	909,958	796,035	113,923
Reorganization items, net	—	—	—
Other non-operating expense, net	207	401	(194)
Total non-operating expense, net	910,357	811,331	99,026
Loss before income taxes	$(936,641)	$(804,752)	$(131,889)

Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Six Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$129,603	$260,702	$(131,099)
Digital asset hosted mining revenue from customers	9,417	54,172	(44,755)
Colocation revenue	19,133	5,519	13,614
Total revenue	158,153	320,393	(162,240)
Cost of revenue:
Cost of digital asset self-mining	120,759	161,565	(40,806)
Cost of digital asset hosted mining services	6,620	37,474	(30,854)
Cost of Colocation services	17,536	4,891	12,645
Total cost of revenue	144,915	203,930	(59,015)
Gross profit	13,238	116,463	(103,225)
(Increase) decrease in fair value of digital assets	(19,109)	41	(19,150)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on exchange or disposal of property, plant and equipment	4,172	3,552	620
Selling, general and administrative	97,055	48,307	48,748
Operating (loss) income	(68,880)	61,806	(130,686)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	170	1,207
Interest (income) expense, net	(3,372)	28,862	(32,234)
Change in fair value of warrants and contingent value rights	288,494	735,921	(447,427)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	364	2,147	(1,783)
Total non-operating expense, net	286,863	655,661	(368,798)
Loss before income taxes	(355,743)	(593,855)	238,112
Income tax expense	363	350	13
Net loss	$(356,106)	$(594,205)	$238,099

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$129,603	$260,702	$(131,099)
Digital asset hosted mining revenue from customers	9,417	54,172	(44,755)
Colocation revenue	19,133	5,519	13,614
Total revenue	$158,153	$320,393	$(162,240)
Percentage of total revenue:
Digital asset self-mining revenue	82%	81%
Digital asset hosted mining revenue from customers	6%	17%
Colocation revenue	12%	2%
Total revenue	100%	100%
Total revenue decreased by $162.2 million or 51%, to $158.2 million for the six months ended June 30, 2025, from $320.4 million for the six months ended June 30, 2024, as a result of the factors described below.
Digital asset self-mining revenue decreased by $131.1 million or 50%, to $129.6 million for the six months ended June 30, 2025, from $260.7 million for the six months ended June 30, 2024. The year over year decrease in self-mining revenue was driven primarily by:
•a 70% decrease in bitcoin mined to 1,353 for the six months ended June 30, 2025, compared to 4,505 for the six months ended June 30, 2024, driven primarily by:
◦an approximate net decrease of 12,100 deployed mining units due primarily to the strategic shift to Colocation;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 9% decrease in self-mining hash rate to 17.6 EH/s for the six months ended June 30, 2025, from 19.4 EH/s for the same period in the prior year; and
◦a 43% increase in the six month average network difficulty driven by a 53% increase in the six month average network hash rate over prior year.
This decrease in self-mining revenue was partially offset by a 61% increase in the average price of bitcoin to $96,002 for the six months ended June 30, 2025, compared to $59,629 for the six months ended June 30, 2024; and
Total digital asset hosted mining revenue from customers decreased by $44.8 million or 83%, to $9.4 million for the six months ended June 30, 2025, from $54.2 million for the six months ended June 30, 2024. The decrease in hosted mining revenue from customers was primarily driven by our shift to our Colocation operations.
Total Colocation revenue was $19.1 million for the six months ended June 30, 2025, compared to $5.5 million for the same period in the prior year. The $13.6 million increase was driven by the completion of the first data hall at our Denton, Texas data center during the second quarter ended June 30, 2025. Colocation operations began during the quarter ended June 30, 2024 at our Austin, Texas data center.
Cost of revenue

	Six Months Ended June 30,
	2025	2024	$ Change
Cost of revenue	$144,915	$203,930	$(59,015)
Gross profit	13,238	116,463	(103,225)
Gross margin	8%	36%

Cost of revenue decreased by $59.0 million or 29%, to $144.9 million for the six months ended June 30, 2025, from $203.9 million for the six months ended June 30, 2024. As a percentage of total revenue, cost of revenue totaled 92% and 64% for the six months ended June 30, 2025 and 2024, respectively. The decrease in cost of revenue was primarily attributable to:
•a $45.3 million decrease in power costs from lower rates and usage;
•a $20.0 million decrease in depreciation expense driven by an increase in the number of miners becoming fully depreciated;
•a $4.7 million decrease in proceed sharing costs; and
•a $1.4 million decrease in facility operation expenses, due primarily to lower facility maintenance expenses.
This decrease in cost of revenue was partially offset by:
•a $8.7 million increase in Colocation segment costs, primarily a $4.4 million increase in Colocation power fees passed through to the customer and a $4.3 million increase in Colocation rent expense due to the expansion of our Colocation operation; and
•a $6.2 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
(Increase) decrease in fair value of digital assets

	Six Months Ended June 30,
	2025	2024	$ Change
(Increase) decrease in fair value of digital assets	$(19,109)	$41	$(19,150)
Percentage of total revenue	12%	—%
Change in fair value of digital assets was a gain of $19.1 million for the six months ended June 30, 2025, and reflects the increase in the price of bitcoin held during the six months ended June 30, 2025.
Decrease in fair value of energy derivatives

	Six Months Ended June 30,
	2025	2024	$ Change
Decrease in fair value of energy derivatives	$—	$2,757	$(2,757)
Percentage of total revenue	—%	1%
Change in fair value of energy derivatives was nil for the six months ended June 30, 2025, compared to a loss of $2.8 million for the six months ended June 30, 2024. Change in fair value of energy derivative was related to the change in fair value of the energy forward purchase contract entered into in November 2023 which expired during the second quarter 2024.
Loss on exchange or disposal of property, plant and equipment

	Six Months Ended June 30,
	2025	2024	$ Change
Loss on exchange or disposal of property, plant and equipment	$4,172	$3,552	$620
Percentage of total revenue	3%	1%
Losses on exchange or disposal of property, plant and equipment increased by $0.6 million to $4.2 million for the six months ended June 30, 2025, from $3.6 million for the six months ended June 30, 2024. The loss for the six months ended June 30, 2025 was primarily due to losses on disposal of transformers and miner equipment. The loss for the six months ended June 30, 2024 was primarily due to the disposal of mining equipment.

Selling, general and administrative

	Six Months Ended June 30,
	2025	2024	$ Change
Selling, general and administrative	$97,055	$48,307	$48,748
Percentage of total revenue	61%	15%
Selling, general and administrative expenses increased $48.7 million or 101%, to $97.1 million for the six months ended June 30, 2025, from $48.3 million for the six months ended June 30, 2024. The increase was driven primarily by:
•a $26.2 million increase in stock-based compensation expense;
•a $14.3 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration;
•a $5.1 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•a $4.4 million increase in professional services, partially offset by
•a $2.1 million decrease in rent expenses.
Non-operating expense, net

	Six Months Ended June 30,
	2025	2024	$ Change
Non-operating expense (income), net:
Loss on debt extinguishment	$1,377	$170	$1,207
Interest (income) expense, net	(3,372)	28,862	(32,234)
Change in fair value of warrants and contingent value rights	288,494	735,921	(447,427)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	364	2,147	(1,783)
Total non-operating expense, net	$286,863	$655,661	$(368,798)
Total non-operating expense, net decreased by $368.8 million, to $286.9 million for the six months ended June 30, 2025, from total non-operating income, net of $655.7 million for the six months ended June 30, 2024. The decrease in total non-operating expense, net was primarily driven by:
•During the six months ended June 30, 2025, we incurred a $447.4 million decrease in Change in fair value of warrant and contingent value rights due to a $3.02 per share increase in the Company’s stock price to $17.07 per share as of June 30, 2025, from $14.05 per share as of December 31, 2024, compared to a $5.86 increase in stock price to $9.30 as of June 30, 2024, from $3.44 as of January 23, 2024, the date the Company emerged from bankruptcy; and
•a $32.2 million decrease in Interest (income) expense, net driven primarily by an $18.2 million decrease in interest expense due to lower interest rates during the six months ended June 30, 2025, and a $14.4 million increase in proceeds from money market funds.
This decrease was partially offset by $111.4 million in Reorganization items, net incurred during the six months ended June 30, 2024 with no related activity during the same period in the current year. Reorganization items, net consisted of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$129,603	$260,702	$(131,099)
Cost of digital asset self-mining:
Power fees	61,039	86,157	(25,118)
Depreciation expense	37,317	55,652	(18,335)
Employee compensation	15,607	10,718	4,889
Facility operations expense	5,369	6,181	(812)
Other segment items	1,427	2,857	(1,430)
Total cost of digital asset self-mining	120,759	161,565	(40,806)
Digital Asset Self-Mining gross profit	$8,844	$99,137	$(90,293)
Digital Asset Self-Mining gross margin	7%	38%	(31)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$9,417	$54,172	$(44,755)
Cost of digital asset hosted mining services:			—
Power fees	4,574	24,795	(20,221)
Depreciation expense	479	2,311	(1,832)
Employee compensation	1,110	3,044	(1,934)
Facility operations expense	368	1,765	(1,397)
Other segment items	89	5,559	(5,470)
Total cost of digital asset hosted mining services	6,620	37,474	(30,854)
Digital Asset Hosted Mining gross profit	$2,797	$16,698	$(13,901)
Digital Asset Hosted Mining gross margin	30%	31%	(1)%

Colocation Segment
Colocation revenue:
License fees	$13,005	$3,818	$9,187
Maintenance and other	78	38	40
Licensing revenue	13,083	3,856	9,227
Power fees passed through to customer	6,050	1,663	4,387
Total Colocation revenue	19,133	5,519	13,614
Cost of Colocation services:
Depreciation expense	171	14	157
Employee compensation	2,442	78	2,364
Facility operations expense	8,187	3,101	5,086
Other segment items	686	35	651
Cost of licensing revenue	11,486	3,228	8,258
Power fees passed through to customer	6,050	1,663	4,387
Total cost of Colocation services	17,536	4,891	12,645
Colocation gross profit	$1,597	$628	$969
Colocation licensing gross margin	12%	16%	(4)%
Colocation gross margin	8%	11%	(3)%

Consolidated
Consolidated total revenue	$158,153	$320,393	$(162,240)
Consolidated cost of revenue	$144,915	$203,930	$(59,015)
Consolidated gross profit	$13,238	$116,463	$(103,225)
Consolidated gross margin	8%	36%	(28)%

Digital Asset Self-Mining
For the six months ended June 30, 2025, gross profit in the Digital Asset Self-Mining segment decreased by $90.3 million compared to the six months ended June 30, 2024, reflecting a Digital Asset Self-Mining segment gross margin of 7% for the six months ended June 30, 2025, compared to 38% for the six months ended June 30, 2024. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to a 50% decrease in self-mining revenue driven by:
•a 70% decrease in bitcoin mined to 1,353 for the six months ended June 30, 2025, compared to 4,505 for the six months ended June 30, 2024, driven primarily by:
◦an approximate net decrease of 12,100 deployed mining units due primarily to the strategic shift to Colocation;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 9% decrease in our self-mining hash rate to 17.6 EH/s for the six months ended June 30, 2025, compared to 19.4 EH/s for the six months ended June 30, 2024; and
◦a 43% increase in the six month average network difficulty driven by a 53% increase in the six month average network hash rate over prior year; partially offset by
•a 61% increase in the average price of bitcoin to $96,002 for the six months ended June 30, 2025, compared to $59,629 for the six months ended June 30, 2024;
This decrease in the digital asset self-mining revenue was partially offset by:
•a $40.8 million or 25% decrease in the total cost of digital asset self-mining driven by:
◦a $25.1 million decrease in power costs due primarily to lower power rates; and
◦a $18.3 million or 33% decrease in depreciation expense, which was driven primarily by an approximate net decrease of 12,100 deployed miners during the current year; partially offset by
◦a $4.9 million or 46% increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
Digital Asset Hosted Mining
For the six months ended June 30, 2025, gross profit in the Digital Asset Hosted Mining segment decreased by $13.9 million compared to the six months ended June 30, 2024, reflecting a Digital Asset Hosted Mining segment gross margin of 30% for the six months ended June 30, 2025, compared to a gross margin of 31% for the six months ended June 30, 2024. The decrease in Digital Asset Hosted Mining segment gross margin for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 was primarily due to:
•a $44.8 million or 83% decrease in the digital asset hosted mining revenue driven primarily by our shift to Colocation operations, partially offset by:
• a $30.9 million or 82% decrease in the total cost of digital asset hosted mining services driven primarily by:
◦a $20.2 million decrease in power costs from lower usage driven primarily by our strategic shift to Colocation and lower rates;
◦a $5.5 million decrease in other segment costs; and
◦a $1.8 million decrease in depreciation expense and a $1.9 million decrease in employee compensation.
For the six months ended June 30, 2025 and 2024, the top three hosting customers accounted for approximately 96% and 87%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
Colocation
For the six months ended June 30, 2025, gross profit in the Colocation segment was $1.6 million compared to $0.6 million for the six months ended June 30, 2024. The $1.0 million increase was driven by the completion of the first data hall at our Denton, Texas data center during the second quarter ended June 30, 2025. Colocation operations began during the quarter ended June 30, 2024 at our Austin, Texas data center. Colocation revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. Colocation costs consist primarily of lease expense, the direct pass-through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Reportable segment gross profit	$13,238	$116,463	$(103,225)
(Increase) decrease in fair value of digital assets	(19,109)	41	(19,150)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on exchange or disposal of property, plant and equipment	4,172	3,552	620
Selling, general and administrative	97,055	48,307	48,748
Operating (loss) income	(68,880)	61,806	(130,686)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	170	1,207
Interest (income) expense, net	(3,372)	28,862	(32,234)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	288,494	735,921	(447,427)
Other non-operating expense, net	364	2,147	(1,783)
Total non-operating expense, net	286,863	655,661	(368,798)
Loss before income taxes	$(355,743)	$(593,855)	$238,112
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operations primarily through debt issuances, cash generated from operations, including the sale of self-mined bitcoin and fees from leasing Colocation segment data center space, equipment financing arrangements, and sales of equity securities.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2025, that our operating cash flows, existing cash balances, and continued access to debt markets will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
Cash, Cash Equivalents, Restricted Cash and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	June 30,	December 31,
	2025	2024	$ Change
Cash and cash equivalents	$581,345	$836,197	$(254,852)
Restricted cash	—	783	(783)
Total cash, cash equivalents and restricted cash	$581,345	$836,980	$(255,635)
As of June 30, 2025, the Company had no restricted cash. As of December 31, 2024, restricted cash consisted of cash held in escrow to pay for construction and development activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	(6,599)	23,378
Investing activities	(213,066)	(35,154)
Financing activities	(35,970)	39,172
Cash, cash equivalents and restricted cash - end of period	$581,345	$97,105
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
Net cash used in operating activities was $6.6 million for the six months ended June 30, 2025 and net cash provided by operating activities was $23.4 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to a decrease in $132.0 million from our bitcoin holding strategy and a decrease of $65.1 million in net income before the effects of non-cash adjustments. The decrease in net cash provided by operating activities was offset by an increase of $167.2 million from operating assets and liabilities driven primarily by an increase in deferred revenue from colocation services of $131.3 million.

Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2025 and 2024, was $213.1 million and $35.2 million, respectively. Purchases of property, plant, and equipment were $209.7 million during the six months ended June 30, 2025. Of those purchases, $180.5 million related to the Colocation segment and $29.2 million related to the digital asset mining segments. Prepaid base license fees of $131.3 million recognized as deferred revenue during the six months ended June 30, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in net cash used in investing activities was further driven by a $5.0 million purchase of a strategic equity investment.

Financing Activities
Net cash used in financing activities consists of principal payments on debt, including notes payable and finance leases, net of proceeds from stock issuances.
Net cash used in financing activities was $36.0 million for the six months ended June 30, 2025, compared to net cash provided of $39.2 million for the six months ended June 30, 2024. The change was primarily driven by $26.9 million in debt extinguishment payments made during the current period and the absence of $55.0 million in proceeds from the issuance of common stock and a $20.0 million draw from the exit facility that occurred in the prior-year period. The decreases were partially offset by a $19.7 million reduction in principal payments on debt.

Future Commitments and Contractual Obligations
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and capital expenditures related to the conversion of a significant portion of our data centers to high-density colocation operations. Certain amounts included in our contractual obligations as of June 30, 2025, are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
For more information regarding the Company’s future commitments and contractual obligations refer to Notes 5 — Leases, 6 — Convertible and Other Notes Payable and 9 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2025, we held 1,612 bitcoin, with a carrying value of $172.8 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the three months ended June 30, 2025 ranged from a low of $74,485 to a high of $111,985, with an average price of $98,532. Bitcoin prices for the six months ended June 30, 2025 ranged from a low of $74,485 to a high of $111,985, with an average price of $96,002. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three and six months ended June 30, 2025, would have increased or decreased net income by approximately $6.2 million and $13.0 million, respectively.

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) from January 1, 2025 through June 30, 2025, that management believes materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
Risks Related to Our Proposed Merger with CoreWeave
The consummation of the Merger is contingent upon the satisfaction of a number of conditions that may be outside of our or CoreWeave’s control and that we and CoreWeave may be unable to satisfy or obtain, or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.
Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and CoreWeave’s control, including, among others:
•the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of Company common stock entitled to vote (the “Company Stockholder Approval”);
•the expiration or termination of the waiting period (and any extension thereof, including any commitment to, or agreement with, any governmental body to delay the consummation of, or not to consummate before a certain date, the Merger) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”);
•the effectiveness of the registration statement on Form S-4 to be filed by CoreWeave pursuant to which the shares of CoreWeave Class A common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before the SEC;
•the absence of any injunction or other order issued by a governmental body or applicable law enjoining, restraining, preventing or prohibiting or making illegal the consummation of the Merger; and
•the approval for listing on Nasdaq of the shares of CoreWeave Class A common stock to be issued in connection with the Merger.
Each party’s obligation to complete the Merger is also subject to certain additional conditions, including:
•the other party having complied in all material respects with its pre-closing obligations and covenants under the Merger Agreement;
•the accuracy of the representations and warranties of the other party in the Merger Agreement (subject to certain materiality qualifiers); and
•the absence of a material adverse effect with respect to the other party.
These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, each of CoreWeave and the Company may terminate the Merger Agreement under certain specified circumstances, including but not limited to, if (1) if any order has become final and non-appealable or there is a law, in each case having the effect of permanently enjoining the consummation of the Merger or making the Merger illegal or otherwise prohibited; (2) if the consummation of the Merger does not occur on or before April 7, 2026; (3) if the Company Stockholder Approval is not obtained at the meeting of the Company’s stockholders convened to obtain the Company Stockholder Approval; or (4) if the other party breaches its representations, warranties or covenants in the Merger Agreement in a way that would entitle the party seeking to terminate the Merger Agreement not to consummate the Merger, subject to the right of the breaching party to cure the breach. In addition, prior to receiving approval of the Merger Agreement by the Company’s stockholders, (i) CoreWeave may terminate the Merger Agreement if our Board of Directors has changed its recommendation in favor of the Merger and (ii) the Company may terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement). Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by CoreWeave in the event of a Change of Recommendation (as defined in the Merger Agreement) by our Board of Directors, the Company would be required to pay CoreWeave a termination fee of $270 million.
As a condition to granting the required clearance under the HSR Act, the Federal Trade Commission may impose limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Merger; provided, however, that CoreWeave and its subsidiaries will not be required to take or agree to take (and neither the Company nor any of its subsidiaries will take, offer to take, or otherwise agree to without CoreWeave’s prior written consent) any such action that would reasonably be expected to, either individually or in the aggregate, be material to the business, financial condition or results of operations of CoreWeave, the Company and their respective subsidiaries, taken as a whole; provided, however, that for this purpose, CoreWeave, the Company and their respective subsidiaries, taken as a whole, will be deemed a consolidated group of entities of the size and scale of a hypothetical company that is 100% of the size of the Company and its subsidiaries, taken as a whole, as of the date of the Merger Agreement. Such conditions or changes and the process of obtaining the required clearance under the HSR Act could, among other things, have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger, any of which may have an adverse effect on the combined company following the Merger.
We and CoreWeave may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or CoreWeave to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected time frame.
If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:
•negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Merger will be completed;
•having to pay certain significant costs relating to the Merger; and
•the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.
Failure to realize the anticipated benefits of the Merger, delay in realizing those benefits, or significant challenges in integrating the Company with CoreWeave could have an adverse effect on the price of CoreWeave Class A common stock that Company stockholders will own following the completion of the Merger.
We and CoreWeave have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our and CoreWeave’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in a loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of the Company and CoreWeave’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company. If the Company and CoreWeave experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Merger in a timely manner or at all, and the price of CoreWeave Class A common stock to be issued to Company stockholders in the Merger could be adversely affected.
Uncertainty about the Merger may adversely affect relationships with our customers, suppliers, service providers, partners, consultants, and other business counterparties, whether or not the Merger is completed.
In response to the announcement of the Merger, our existing or prospective customers, suppliers, service providers, partners, consultants, and other business counterparties may:
•delay, defer, or cease entering into a business relationship with us or the combined company;
•terminate their relationships with us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•seek to change the terms on which they do business with us or the combined company.
Any such delays or changes to terms could materially harm our business or, if the Merger is completed, the business of the combined company.
Losses of customers, suppliers, service providers, consultants or other important strategic relationships could have a material adverse effect on our business, financial condition and results of operations. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining the requisite regulatory approval under the HSR Act or the approval of our stockholders.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with CoreWeave following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with CoreWeave following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
Restrictions under the Merger Agreement may adversely affect our business and operations.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies, including, but not limited to, making material acquisitions, disposing of material assets, entering into material agreements, making capital expenditures in excess of specified amounts, issuing additional capital stock or other equity securities, or incurring additional indebtedness (in each case, subject to certain exceptions). These limitations may have adverse effects on our existing or planned relationships with our existing or prospective customers, suppliers, service providers, consultants and employees, which could adversely affect our business and operations prior to the completion of the Merger.
Because the consideration to be received by our stockholders in connection with the Merger will include a fixed number of shares of Class A common stock of CoreWeave, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger. Furthermore, with respect to the fairness of such consideration from a financial point of view, (i) the separate fairness opinions received by the Company’s board of directors from each of our financial advisors in connection with the signing of the Merger Agreement only speak as of the date of the Merger Agreement and not as of any other date and (ii) under Delaware law, the Company’s stockholders are not entitled to an appraisal of the fair value of their shares in connection with the Merger.
Under the Merger Agreement, at the effective time of the Merger, each share of Company common stock (other than each share of Company common stock held in treasury or held or owned by the Company, CoreWeave or Miami Merger Sub I, Inc. immediately prior to the effective time of the Merger) issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.1235 fully paid and non-assessable shares of CoreWeave Class A common stock. The market value of the consideration our stockholders will receive in the Merger will therefore fluctuate with the market price of CoreWeave Class A common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the date the Merger is completed, which could occur a considerable amount of time after the date hereof.
CoreWeave’s share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in CoreWeave’s and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond both our and CoreWeave’s control. You are urged to obtain current market quotations for both the Company and CoreWeave common stock traded on the Nasdaq (trading symbols “CORZ” and “CRWV”, respectively).
Furthermore, the Company’s board of directors has received the separate opinions from each of our financial advisors in connection with the signing of the Merger Agreement, each to the effect that, as of the date of such opinion and based upon and subject to the assumptions made, procedures followed, matters considered and qualifications and limitations set forth therein, the exchange ratio in the Merger Agreement is fair from a financial point of view to the holders of shares of Core Scientific common stock (other than the cancelled shares). Changes in the operations and prospects of the Company or CoreWeave, general market and economic conditions and other factors that may be beyond the control of the Company or CoreWeave, and on which our financial advisors’ opinions were based, may significantly alter the value of the Company or CoreWeave or the prices of the shares of Company common stock or CoreWeave common stock by the time the Merger is completed. The opinions do not speak as of the time the Merger will be completed or as of any date other than the date of each such opinion. Because the Company does not currently anticipate asking its financial advisors to provide updated fairness opinions, the opinions will not address the fairness of the Merger Consideration from a financial point of view at the time the Merger is completed.
Finally, under Delaware law, the holders of Company common stock are not entitled to an appraisal of the fair value of their shares in connection with the Merger. Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, appraisal rights are not available for the shares of any class or series if the shares of the class or series are listed on a national securities exchange or held of record by more than 2,000 holders on the record date, unless the stockholders receive in exchange for their shares anything other than shares of stock of the surviving or resulting corporation or of any other corporation that is publicly listed or held by more than 2,000 holders of record, cash proceeds from the sale of fractional shares or fractional depositary receipts or any combination of the foregoing. Shares of Company common stock are listed on the Nasdaq, and the Company’s stockholders will receive CoreWeave Class A common stock pursuant to the Merger Agreement and cash proceeds from the sale of fractional shares. Approval for the listing of the shares of CoreWeave common stock on the Nasdaq is a condition to completion of the Merger.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal to the Company and, in specified circumstances, could require us to pay substantial termination fees to CoreWeave.
Under the Merger Agreement, the Company is subject to “no-shop” restrictions and is not permitted, subject to certain exceptions set forth in the Merger Agreement, to initiate, solicit or knowingly encourage or facilitate any inquiries or the making of any proposal or offer by or with a third party with respect to an acquisition proposal and to furnish nonpublic information to, or engage in discussions or negotiations with, a third party interested in pursuing an alternative business combination transaction. Further, our Board of Directors is required to recommend that our stockholders vote in favor of the Merger, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with the Board of Directors’ fiduciary duties. Upon the termination of the Merger Agreement under specified circumstances, including, among others, the termination by CoreWeave in the event of a Change of Recommendation (as defined in the Merger Agreement) by our Board of Directors, the Company would be required to pay CoreWeave a termination fee of $270 million. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than CoreWeave for the Company’s outstanding common stock from considering or proposing such an acquisition of the Company.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements and/or their directors and officers. A negative outcome in any such lawsuit could result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of their business. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of Company common stock, impair our ability to recruit or retain employees, damage our business relationships or otherwise materially harm our operations and financial performance.
Shares of CoreWeave Class A common stock received by our stockholders as a result of the Merger will have different rights from shares of Company common stock.
Upon consummation of the Merger, our stockholders will no longer be stockholders of the Company, but will instead become stockholders of CoreWeave, and their rights as stockholders will be governed by the CoreWeave certificate of incorporation and bylaws. The terms of the CoreWeave certificate of incorporation and bylaws may be materially different than the terms of the Company’s certificate of incorporation and bylaws, which currently govern the rights of our stockholders.
The multi-class structure of CoreWeave common stock has the effect of concentrating voting power with CoreWeave’s co-founders.
CoreWeave’s Class B common stock has ten votes per share, CoreWeave’s Class A common stock has one vote per share and CoreWeave’s Class C common stock has no votes per share. As of March 31, 2025, Michael Intrator, CoreWeave’s Chief Executive Officer, President, and Chairman of CoreWeave’s board of directors, Brian Venturo, CoreWeave’s Chief Strategy Officer, and Brannin McBee, CoreWeave’s Chief Development Officer (together, the “CoreWeave Co-Founders”) collectively hold all of the issued and outstanding shares of CoreWeave’s Class B common stock. Because of the ten-to-one voting ratio between CoreWeave’s Class B common stock and Class A common stock, the CoreWeave Co-Founders collectively continue to control a significant percentage of the combined voting power of CoreWeave’s common stock, which voting power may increase over time upon the exercise or settlement and exchange of equity awards held by the CoreWeave Co-Founders pursuant to their equity exchange rights which provide each Co-Founder with the right (but not obligation) to require CoreWeave to exchange, for shares of CoreWeave Class B common stock, any shares of CoreWeave Class A common stock received by him upon the exercise or settlement of equity awards for shares of CoreWeave Class A common stock granted prior to September 2024. Therefore, the CoreWeave Co-Founders, individually or together, will be able to significantly influence matters submitted to CoreWeave stockholders for approval, including the election of directors, amendments of CoreWeave’s organizational documents and any merger, consolidation, sale of all or substantially all of CoreWeave’s assets, or other major corporate transactions.
Additionally, future issuances of CoreWeave Class C common stock may further concentrate the voting power of CoreWeave Co-Founders by prolonging the duration of their control and/or by giving them an opportunity to achieve liquidity without diminishing their voting power.
The interests of the CoreWeave Co-Founders, individually or together, may not coincide with the interests of the other holders of capital stock of CoreWeave, including our stockholders who receive CoreWeave Class A common stock in the Merger. This concentration of ownership may harm the value of CoreWeave Class A common stock our stockholders receive in the Merger by, among other things delaying, deferring or preventing a change in control of CoreWeave, impeding a merger, consolidation, takeover or other business combination involving CoreWeave, or causing CoreWeave to enter into transactions or agreements that are not in the best interests of all stockholders.
Under the Nasdaq Rules, a “controlled company”—a company of which more than 50% of the voting power for the election of its directors is held by an individual, group or another company—may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its directors be independent, as defined in the Nasdaq Rules, and the requirement that its compensation and nominating and corporate governance committees consist entirely of independent directors. CoreWeave may rely on the “controlled company” exemption under the Nasdaq Rules. As a result, a majority of the members of its board may not be independent directors and its nominating and corporate governance and compensation committees may not consist entirely of independent directors. Accordingly, holders of CoreWeave common stock may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements
For a discussion of our other risk factors, see Part I. Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for fiscal year December 31, 2024, which was filed with the SEC on February 27, 2025.
During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting,” and, as such, any risk factors referring to the “HPC Hosting” segment or “HPC hosting” business should be read as being applicable to our “Colocation” segment and “high-density colocation” business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2025, 0.1 million shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $0.3 million.
During the quarter ended June 30, 2025, 2.5 million shares of New Common Stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. The Company’s Chief Legal and Administrative Officer terminated their 10b5 Plan on June 24, 2025.
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
2.5
Agreement and Plan of Merger, dated as of July 7, 2025, by and among CoreWeave, Inc., Miami Merger Sub I, Inc. and Core Scientific, Inc. (incorporated by reference to Exhibit 2.1 to CoreWeave, Inc.'s Current Report on Form 8-K filed with the SEC on July 7, 2025).

3.1
Fourth Amended and Restated Certificate of Incorporation of Core Scientific, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

3.2	Third Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025).
10.1*#	Core Scientific, Inc. Amended and Restated 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2025).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed herewith.
#	Indicates management contract or compensatory plan.
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

CORE SCIENTIFIC, INC.

Date: August 8, 2025	By:	/s/ Jim Nygaard
Jim Nygaard
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)