Form 10-Q
period 2025-09-30
Core Scientific, Inc./tx
filed 2025-10-24
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 20, 2025, 310,061,300 shares of Common Stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, statements under Part I. Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, the advantages and expected growth of the Company, the Company’s business strategies and initiatives, the Company’s ability to source and retain talent and the proposed acquisition of the Company by CoreWeave, Inc. (“CoreWeave”).. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
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
Additional risk factors that may cause actual results to vary materially include, but are not limited to: the risk that the Company will not complete the proposed acquisition by CoreWeave on anticipated terms or at all, and stockholder approval of the proposed transaction and the other conditions to the completion of the proposed transaction; uncertainty in the value of the consideration that Company stockholders would receive in the proposed transaction, if completed, due to fluctuations in the market price of CoreWeave common stock until closing; anticipated tax treatment of the proposed transaction for Company stockholders, and unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies, expansion and growth whether or not the proposed transaction is consummated; and with respect to the combined company following completion of the proposed transaction if the transaction is consummated; the possibility that any of the anticipated benefits of the proposed transaction will not be realized or will not be realized within the expected time period; the ability of the Company to integrate its businesses successfully with CoreWeave’s and to achieve anticipated synergies and value creation; potential litigation relating to the proposed transaction that could be instituted against the Company, or its directors and officers whether or not the transaction is consummated; the risk that disruptions from the proposed transaction will harm the Company’s business, including current plans and operations and that management’s time and attention will be diverted on transaction-related issues; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; rating agency actions and the Company’s ability to access short- and long-term debt markets on a timely and affordable basis; legislative, regulatory and economic developments and actions targeting public companies in the artificial intelligence, power, data center and crypto mining industries and changes in local, national or international laws, regulations and policies affecting the Company; potential business uncertainty, including the outcome of commercial negotiations and changes to existing business relationships during and after the pendency of the proposed transaction that could affect the Company’s financial performance and operating results; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions or otherwise operate its business; acts of terrorism or outbreak of war, hostilities, civil unrest, attacks against the Company or political or security disturbances; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; global or regional changes in the supply and demand for power and other market or economic conditions that impact demand and pricing; changes in technical or operating conditions, including unforeseen technical difficulties; development delays at the Company’s data center sites, including any delays in the conversion of such sites from crypto mining facilities to high-density colocation computing sites; the Company’s ability to earn digital assets profitably and to attract customers for its high-density colocation capabilities; the Company’s ability to perform its obligations under its existing colocation agreements; the Company’s ability to maintain its competitive position in its existing operating segments; the impact of increases in total network hash rate; the Company’s ability to raise additional capital to continue its expansion efforts or other operations; the Company’s need for significant electric power and the limited availability of power resources; the potential failure in the Company’s critical systems, facilities or services the Company provides; the physical risks and regulatory changes relating to climate change; potential significant changes to the method of validating blockchain transactions; the Company’s vulnerability to physical security breaches, which could disrupt operations; a potential slowdown in market and economic conditions, particularly those impacting high-density computing, the blockchain industry and the blockchain hosting market; price volatility of digital assets and bitcoin in particular; potential changes in the interpretive positions of the SEC or its staff with respect to digital asset mining firms; the likelihood that U.S. federal and state legislatures and regulatory agencies will enact laws and regulations to regulate digital assets and digital asset intermediaries; changing expectations with respect to ESG policies; the effectiveness of the Company’s compliance and risk management methods; the adequacy of the Company’s sources of recovery if the digital assets held by the Company are lost, stolen or destroyed due to third-party digital asset services; and those risks that are described in the proxy statement/prospectus that is included in the registration statement on Form S-4, as amended, initially filed on August 25, 2025 by CoreWeave with the SEC in connection with the proposed transaction.
These risks, as well as other risks associated with the proposed transaction, have been disclosed in the proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC in connection with the proposed transaction. While the list of factors presented here is, and the list of factors presented in the registration statement on Form S-4 are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. You should not place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes; actual performance and outcomes, including, without limitation, Core Scientific’s or CoreWeave’s actual results of operations, financial condition and liquidity, and the development of new markets or market segments in which Core Scientific or CoreWeave operate, may differ materially from those made in or suggested by the forward-looking statements contained in this communication. Core Scientific assumes no obligation to publicly provide revisions or updates to any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws. Neither future distribution of this communication nor the continued availability of this communication in archive form on Core Scientific’s website should be deemed to constitute an update or re-affirmation of these statements as of any future date.
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
Important Information about the Transaction and Where to Find It
In connection with the proposed transaction between the Company and CoreWeave, the Company and CoreWeave filed with the SEC a registration statement on Form S-4 on August 20, 2025, which was amended on September 17, 2025 and September 25, 2025, that includes a proxy statement of the Company that also constitutes a prospectus of CoreWeave. The registration statement on Form S-4 was declared effective on September 26, 2025. CoreWeave filed a prospectus on September 26, 2025 and the Company filed a definitive proxy statement on September 26, 2025, in each case with respect to the proposed transaction. Each of the Company and CoreWeave may also file other relevant documents with the SEC regarding the proposed transaction. This communication is not a substitute for the registration statement, proxy statement or prospectus or any other document that the Company or CoreWeave (as applicable) has filed or may file with the SEC in connection with the proposed transaction. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE URGED TO READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND RELATED MATTERS. Investors and security holders may obtain free copies of the registration statement and the proxy statement/prospectus (when they become available), as well as other filings containing important information about Core Scientific or CoreWeave, without charge at the SEC’s Internet website (http://www.sec.gov). Copies of the documents filed with the SEC by Core Scientific will be available free of charge on Core Scientific’s internet website at https://investors.corescientific.com/sec-filings/all-sec-filings or by contacting Core Scientific’s investor relations contact at ir@corescientific.com. Copies of the documents filed with the SEC by CoreWeave will be available free of charge on CoreWeave’s internet website at https://coreweave2025ipo.q4web.com/financials/sec-filings/ or by contacting CoreWeave’s investor relations contact at investor-relations@coreweave.com. The information included on, or accessible through, Core Scientific or CoreWeave’s website is not incorporated by reference into this communication.

Participants in the Solicitation
Core Scientific, CoreWeave, their respective directors and certain of their respective executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about the directors and executive officers of Core Scientific is set forth in its proxy statement for its 2025 annual meeting of stockholders, which was filed with the SEC on March 28, 2025 (and which is available at https://www.sec.gov/Archives/edgar/data/1839341/000119312525065652/d925494ddef14a.htm) and in its Form 8-K, which was filed with the SEC on May 16, 2025 (and which is available at https://www.sec.gov/Archives/edgar/data/1839341/000162828025026294/core-20250513.htm). Information about the directors and executive officers of CoreWeave is set forth in the Prospectus dated September 26, 2025, which was filed with the SEC on September 26, 2025 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-4, as amended (File No. 333-289742) (and which is available at https://www.sec.gov/Archives/edgar/data/1769628/000114036125036349/ny20053122x7_424b3.htm). These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct or indirect interests, by security holdings or otherwise, are contained in the Prospectus and other relevant materials filed with the SEC when they become available.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$453,443	$836,197
Restricted cash	—	783
Digital assets	241,355	23,893
Customer funding receivable and other current assets	366,235	43,089
Total Current Assets	1,061,033	903,962
Property, plant and equipment, net	1,078,803	556,342
Operating lease right-of-use assets	107,784	114,472
Other noncurrent assets	48,360	24,039
Total Assets	$2,295,980	$1,598,815
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$212,179	$19,265
Accrued expenses	358,270	64,670
Deferred revenue	83,739	18,134
Other current liabilities	15,675	32,493
Total Current Liabilities	669,863	134,562
Convertible and other notes payable, net of current portion	1,059,007	1,073,990
Warrant liabilities	1,330,483	1,097,285
Other noncurrent liabilities	364,587	113,158
Total Liabilities	3,423,940	2,418,995
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 308,381 and 292,606 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	3,110,021	2,915,035
Accumulated deficit	(4,237,984)	(3,735,218)
Total Stockholders’ Deficit	(1,127,960)	(820,180)
Total Liabilities and Stockholders’ Deficit	$2,295,980	$1,598,815
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$187,041	$328,840
Digital asset hosted mining revenue from customers	8,714	16,878	18,131	71,050
Colocation revenue	14,951	10,338	34,084	15,857
Total revenue	81,103	95,354	239,256	415,747
Cost of revenue:
Cost of digital asset self-mining	59,438	74,555	180,197	236,120
Cost of digital asset hosted mining services	6,694	11,914	13,314	49,388
Cost of Colocation services	11,066	9,041	28,602	13,932
Total cost of revenue	77,198	95,510	222,113	299,440
Gross profit (loss)	3,905	(156)	17,143	116,307
(Increase) decrease in fair value of digital assets	(10,957)	206	(30,066)	247
Decrease in fair value of energy derivatives	—	—	—	2,757
Loss on exchange or disposal of property, plant and equipment	2,933	509	7,105	4,061
Selling, general and administrative	69,354	40,348	166,409	88,655
Operating (loss) income	(57,425)	(41,219)	(126,305)	20,587
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	1,377	487
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Reorganization items, net	—	—	—	(111,439)
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Total non-operating expense, net	89,110	413,906	375,973	1,069,567
Loss before income taxes	(146,535)	(455,125)	(502,278)	(1,048,980)
Income tax expense	125	134	488	484
Net loss	$(146,660)	$(455,259)	$(502,766)	$(1,049,464)
Net loss per share (Note 12) - basic and diluted	$(0.46)	$(1.17)	$(1.48)	$(3.71)
Weighted average shares outstanding - basic and diluted	318,562	292,486	317,363	253,058
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 30, 2025	303,146	3	3,026,645	(4,091,324)	(1,064,676)
Net loss	—	—	—	(146,660)	(146,660)
Stock-based compensation	—	—	30,173	—	30,173
Restricted stock awards issued	1,629	—	34	—	34
Restricted stock awards withheld for tax withholding obligations	(585)	—	(9,722)	—	(9,722)
Equity issuance costs	—	—	—	—	—
Exercise of warrants	4,191	$—	62,891	—	62,891
Balance at September 30, 2025	308,381	$3	$3,110,021	$(4,237,984)	$(1,127,960)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,735,218)	(820,180)
Net loss	—	—	—	(502,766)	(502,766)
Stock-based compensation	—	—	70,924	—	70,924
Restricted stock awards issued	6,108	—	(16)	—	(16)
Restricted stock awards withheld for tax withholding obligations	(585)	—	(9,722)	—	(9,722)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	10,252	$—	133,821	—	133,821
Balance at September 30, 2025	308,381	$3	$3,110,021	$(4,237,984)	$(1,127,960)
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended September 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,014,418)	$(1,083,874)
Net loss	—	—	—	(455,259)	(455,259)
Stock-based compensation	—	—	20,523	—	20,523
Restricted stock awards issued, net of tax withholding obligations	224	—	2	—	2
Exercise of warrants	51,645	1	553,985	—	553,986
Issuance of new common stock for New Secured Convertible Notes conversion	40,060	—	235,227	—	235,227
Balance at September 30, 2024	279,821	$3	$2,740,279	$(3,469,677)	$(729,395)

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

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(502,766)	$(1,049,464)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	54,816	87,164
Losses on exchange or disposal of property, plant and equipment	7,105	4,061
Amortization of operating lease right-of-use assets	8,248	3,802
Stock-based compensation	70,301	27,957
Digital asset self-mining revenue	(187,396)	(328,840)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	330,900
(Increase) decrease in fair value of digital assets	(30,066)	247
Decrease in fair value of energy derivatives	—	(2,262)
Increase in fair value of warrant liabilities	365,041	1,223,775
Decrease in fair value of contingent value rights	(1,683)	(79,334)
Loss on debt extinguishment	1,377	487
Amortization of debt discount	4,676	2,362
Non-cash reorganization items	—	(143,791)
Non-cash PIK interest expense	—	3,946
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	19,128	(1,875)
Accounts payable	(17,618)	(11,640)
Accrued expenses	24,939	(44,873)
Deferred revenue from colocation services	323,796	—
Deferred revenue from hosted mining services	2,158	115
Other noncurrent assets and liabilities, net	(16,874)	6,354
Net cash provided by operating activities	125,182	29,091
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(454,194)	(66,203)
Proceeds from sales of property and equipment	1,929	—
Purchase of equity investments	(5,000)	—
Investments in intangible assets	(10,160)	(191)
Net cash used in investing activities	(467,425)	(66,394)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,672)	(5,328)
Principal payments on debt	(8,613)	(291,888)
Debt extinguishment payments	(26,862)	—
Proceeds from exercise of warrants	1,746	1,913
Taxes paid related to net share settlement of equity awards	(5,893)	—
Proceeds from the issuance of 3.00% convertible senior notes, net	—	447,609
Issuance costs for 3.00% convertible senior notes	—	(2,529)
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(41,294)	221,396
Net (decrease) increase in cash, cash equivalents and restricted cash	(383,537)	184,093
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$453,443	$253,802

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in digital infrastructure for high-density colocation services and digital asset mining. We operate dedicated, purpose-built facilities for high-density colocation services and are a premier provider of digital infrastructure, software solutions and services to our third-party customers. We employ our own fleet of computers (“miners”) to earn digital assets for our own account and we are in the process of converting most of our existing facilities to support artificial intelligence-related (“AI”) workloads and next generation colocation services. We currently derive the majority of our revenue from earning digital assets for our own account but expect to rapidly increase revenue derived from high-density colocation (“HDC”). We currently intend to repurpose our remaining facilities currently used in our digital asset mining businesses to support our high-density colocation computing services business as circumstances allow and in a manner designed to retain access to electrical power under our control, maximize the value of our digital asset mining equipment to third parties, and fulfill our existing obligations to suppliers and customers. Our facilities are located in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3).
The Company has historically focused on designing, developing and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. Beginning on March 6, 2024, we announced a series of new contractual agreements with CoreWeave, Inc. (“CoreWeave”), a third-party provider of cloud-based services for AI and HPC workloads. These new agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions.
We currently operate in three segments: “Digital Asset Self-Mining,” consisting of digital asset mining for our own account, “Digital Asset Hosted Mining,” consisting of our digital infrastructure and third-party hosting services for digital asset mining, and “Colocation,” consisting of providing high-density colocation services to customers employing AI and HPC related workloads. Prior to April 1, 2024, we operated only in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.”
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
Our high-density colocation services provide space, power, cooling, facilities operations, security and other services to third-party colocation customers to support workloads for machine learning and artificial intelligence. The extension of our business into the Colocation segment involves significant risk, including risks involving facility construction, supply chain and the risk of nonperformance by our single customer, as disclosed further in Part I, Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in property, plant and equipment, the initial measurement of lease liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $453.4 million and $836.2 million, respectively, substantially all of which exceeded Federal Deposit Insurance Corporation insured limits. Cash equivalents included $449.9 million and $832.2 million of highly liquid money market funds as of September 30, 2025 and December 31, 2024. Restricted cash consisted of a deposit held at a lender’s bank in accordance with the terms of a note agreement.

Digital Assets
The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	September 30, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	187,396	329,799
Mining revenue from shared hosting	—	15,693
Proceeds from sales of digital assets and shared hosting	—	(347,397)
Increase (decrease) in fair value of digital assets	30,066	(247)
Payment of board fee	—	(89)
Other	—	(67)
Digital assets, end of period	$241,355	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of September 30, 2025 and December 31, 2024, there was $0.5 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, there was $0.7 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
September 30, 2025	2,116	$212,384	$241,355
December 31, 2024	256	$24,991	$23,893

Deferred Revenue
Deferred revenue from colocation services relate to prepaid base license fees for colocation lease arrangements which are accounted for under Accounting Standards Codification (“ASC”) Topic 842, Leases. Prepaid base license fees relate to capital expenditures on colocation facility site development funded by the customer. Deferred revenue from hosted mining services relates to customer contracts for digital asset hosted mining services which are accounted for under ASC 606, Revenue Recognition (“ASC

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Topic 606”). Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for colocation services.
The following table presents a roll-forward of deferred revenue for the nine months ended September 30, 2025 (in thousands):

	Deferred Revenue From Colocation Services	Deferred Revenue From Hosted Mining Services	Total Deferred Revenue
Balance at December 31, 2024	$17,785	$349	$18,134
Revenue recognized that was included in the deferred revenue balance as of the beginning of the year	(4,867)	(330)	(5,197)
Additional customer funding received	328,663	2,487	331,150
Balance at September 30, 2025	$341,581	$2,506	$344,087

Current portion at September 30, 2025			$83,739
Non-current portion at September 30, 2025[1]			$260,348
1 Noncurrent deferred revenue is included in other noncurrent liabilities on the condensed consolidated balance sheets.

Revenue From Contracts With Customers - Digital Asset Self-Mining Revenue
The Company recognizes revenue in accordance with ASC Topic 606.
One of the Company’s ongoing major or central operations is to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant. The Company considers the third-party mining pool operators to be its customers under ASC Topic 606. Contract inception and our enforceable right to consideration begins when we commence providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Revenue Recognition - Colocation Revenue
Our Colocation segment generates revenue by leasing data center space to our customer under licensing agreements. These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. We have elected the practical expedient available under ASC Topic 842, Leases (“ASC Topic 842”), to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our current licensing arrangements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC Topic 842. Recognition of Colocation lease revenue begins when we determine the asset has been made available for the customer’s use.
We have concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined component license payments under the agreements on a straight-line basis over the non-cancellable term. Straight-line license revenue represents the difference in revenue recognized during the period and the license payments due pursuant to the underlying arrangement as deferred revenue in the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement. We commence recognition of lease revenue when the underlying space is available for the customer’s exclusive use. This is determined by the facts and circumstances surrounding each commencement, considering ability to utilize rated energy for the space and control over the space, among other considerations.
Certain licensing arrangements provide for variable payments for power delivery services and maintenance services on customer assets and reimbursements for lessor costs such as taxes. Payments for physical security and other routine maintenance services are included in the fixed lease payments. Power delivery services represent a stand ready obligation to make power available

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Performance Obligations
As of September 30, 2025, the Company had no outstanding performance obligations for contracts with original terms exceeding one year.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” The amendments in ASU 2023-09 will be applied on a prospective basis and are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of January 1, 2025 and will reflect the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of ASU 2023-09 affects annual income tax disclosures only and does not impact interim reporting.
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
There are no other new accounting pronouncements that are currently expected to have a significant impact on the Company’s unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$49,221	$23,667	20 years
Building and improvements	279,530	256,086	10 to 39 years
Mining and network equipment	390,848	414,173	3 to 5 years
Electrical equipment	82,470	82,598	15 years
Other property, plant and equipment	3,087	2,884	5 to 7 years
Total	805,156	779,408
Less: accumulated depreciation and amortization	415,047	385,922
Total	390,109	393,486
Add: Construction in progress	688,694	162,856
Property, plant and equipment, net	$1,078,803	$556,342
1 Estimated useful life of improvements. Land is not depreciated.
Depreciation expense for the three months ended September 30, 2025 and 2024, was $16.1 million and $28.5 million, respectively, and for the nine months ended September 30, 2025 and 2024, was $54.3 million and $86.6 million, respectively.
During the three months ended September 30, 2025 and 2024, $35.4 million and $0.4 million, respectively, of construction in progress was placed into service. During the nine months ended September 30, 2025 and 2024, $47.5 million and $140.3 million, respectively, of construction in progress was placed into service.
4. BALANCE SHEET COMPONENTS
Customer funding receivable and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Customer funding receivable	$343,085	$7,442
Other	23,150	35,647
Total customer funding receivable and other current assets	$366,235	$43,089

Customer funding receivable represents amounts due from our customer for construction related payables and accrued expenses incurred on their behalf. The Company collects these amounts from the customer prior to payment to vendors. As of September 30, 2025, approximately $220.0 million of the related obligations were included in accrued expenses and approximately $123.1 million were included in accounts payable.
Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued customer funded construction	$220,036	$—
Accrued capital expenditures	67,142	12,106
Accrued bonus	34,616	17,614
Other	36,476	34,950
Total accrued expenses	$358,270	$64,670

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Other noncurrent liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Noncurrent deferred revenue	$260,348	$—
Operating lease liabilities, net of current portion	90,869	97,843
Other	13,370	15,315
Total other noncurrent liabilities	$364,587	$113,158

Noncurrent deferred revenue represents prepaid base license fees from our Colocation customer.
5. LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s Condensed Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$107,784	114,472
Finance lease right-of-use assets	Property, plant and equipment, net	$—	5,873
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$11,353	9,974
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$90,869	97,843
Finance lease liabilities, current portion	Other current liabilities	$—	1,669

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

		Three Months Ended September 30,
	Financial statement line item	2025	2024
Operating lease expense	Cost of Colocation services	$3,412	$4,833
Operating lease expense	Cost of digital asset self-mining	79	106
Operating lease expense	Cost of digital asset hosted mining services	11	22
Operating lease expense	Selling, general and administrative expenses	1,297	(1,133)
Short-term lease expense	Cost of digital asset self-mining	318	68
Variable lease expense	Cost of Colocation services	304	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	101	231
Interest on lease liabilities	Interest expense, net	11	91
Total finance lease expense		112	322
Total lease expense		$5,533	$4,218

		Nine Months Ended September 30,
	Financial statement line item	2025	2024
Operating lease expense	Cost of Colocation services	$10,221	$7,930
Operating lease expense	Cost of digital asset self-mining	240	302
Operating lease expense	Cost of digital asset hosted mining services	25	78
Operating lease expense	Selling, general and administrative expenses	3,722	1,025
Short-term lease expense	Cost of digital asset self-mining	943	262
Variable lease expense	Cost of Colocation services	877	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	497	880
Interest on lease liabilities	Interest expense, net	90	1,132
Total finance lease expense		587	2,012
Total lease expense		$16,615	$11,609
Information relating to the lease term and discount rate is as follows:

	September 30, 2025	September 30, 2024
Weighted Average Remaining Lease Term (Years)
Operating leases	7.8	6.9
Finance leases	0.0	1.0
Weighted Average Discount Rate
Operating leases	8.5%	9.3%
Finance leases	—%	12.5%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Information relating to lease payments is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Lease Payments
Operating cash flows from operating leases	$12,512	$5,414
Operating cash flows from finance leases	$82	$1,819
Financing cash flows from finance leases	$1,672	$5,328

Supplemental Noncash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,154	$70,690
Decrease in operating right-of-use assets due to lease modification	$(593)	$—

The Company’s minimum payments under noncancelable operating leases having initial terms and bargain renewal periods in excess of one year are as follows at September 30, 2025, and thereafter (in thousands):

Operating Leases
Remaining 2025	$4,750
2026	19,631
2027	20,064
2028	20,405
2029	20,754
Thereafter	54,318
Total lease payments	139,922
Less: imputed interest	37,700
Total	$102,222
Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — Colocation Revenue.
The components of lease revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Revenue
Operating lease revenue	$9,848	$7,806	$22,853	$11,625
Variable lease revenue	5,103	2,532	11,231	4,232
Total lease revenue	$14,951	$10,338	$34,084	$15,857

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received at September 30, 2025, and thereafter (in thousands):

Operating Leases(1)
Remaining 2025	$10,203
2026	38,520
2027	39,748
2028	54,614
2029	58,476
Thereafter	317,899
Total	$519,460
(1) Operating lease payments expected to be received excludes $9.55 billion in total future noncancellable minimum lease payments for operating leases that have not yet commenced at September 30, 2025, which have initial lease terms of 12 years from commencement.
6. CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of September 30, 2025 and December 31, 2024, consists of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	September 30, 2025	December 31, 2024
Convertible Notes:
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
2029 Convertible Notes	3.0%	3.7%	2029	460,000	460,000
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	—	10,669
Didado note	5.0%	15.0%	2027	—	8,964
HMC note	5.0%	15.0%	2026	—	9,042
Harper note	5.0%	15.0%	2026	—	3,119
Trilogy note	5.0%	15.0%	2026	—	2,107
Other:
ACM note	—%	15.0%	2025	621	3,023
Other	7.1% - 7.7%	7.1% - 7.7%	2025	—	129
Notes payable				1,085,621	1,122,053
Less: Unamortized discounts				25,993	31,773
Total notes payable, net				1,059,628	1,090,280
Less: current portion[1]				621	16,290
Convertible and other notes payable, net of current portion				$1,059,007	$1,073,990
1 The current portion is included in Customer funding receivable and other current assets on the consolidated balance sheet.
During the nine months ended September 30, 2025, the Company fully repaid five higher-interest debt facilities, including the Bremer loan, Didado note, HMC note, Harper note, and Trilogy note, totaling approximately $26.6 million in principal. The repayment resulted in an aggregate of $1.4 million loss on debt extinguishment.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Interest expense on the 2029 Convertible Notes and 2031 Convertible Notes (together “Convertible Notes”) was as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Coupon interest	$3,450	$10,350
Amortization of debt discount and issuance costs	1,311	3,912
Total	$4,761	$14,262
Maturities on convertible and other notes payable, gross of unamortized discounts, are as follows (in thousands):

	Convertible Notes	Other Notes Payable
Remaining 2025	$—	$621
2026	—	—
2027	—	—
2028	—	—
2029	460,000	—
Thereafter	625,000	—
Total	$1,085,000	$621
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
During the three and nine months ended September 30, 2025, 0.1 million and 0.3 million Tranche 1 Warrants were exercised, respectively, which resulted in cash receipts of $1.1 million and $1.7 million. As of September 30, 2025, there were 97.4 million unexercised Tranche 1 Warrants.
During the three and nine months ended September 30, 2025, 4.0 million and 10.0 million Tranche 2 Warrants were exercised, respectively, which resulted in immaterial cash receipts. As of September 30, 2025, there were 11.0 million unexercised Tranche 2 Warrants.
8. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
During the three and nine months ended September 30, 2025, a decrease in fair value of contingent value rights of $0.8 million and $1.7 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2025, an increase in fair value of Warrants of $75.6 million and $365.0 million, respectively, was included in Change in fair value of warrant and contingent value rights on the Company’s Condensed Consolidated Statements of Operations.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$449,911	$—	$—	$449,911
Digital assets	241,355	—	—	241,355
Total assets measured at fair value on a recurring basis	$691,266	$—	$—	$691,266

Liabilities:
Contingent value rights[1]	$2,589	$—	$—	$2,589
Warrants	1,330,483	—	—	1,330,483
Total liabilities measured at fair value on a recurring basis	$1,333,072	$—	$—	$1,333,072
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments Not Carried at Fair Value

The Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The fair value is disclosed for informational purposes only in accordance with ASC Topic 825-10, Financial Instruments, and is determined using trading activity in over-the-counter markets. The following tables present the carrying amounts and estimated fair values of the Convertible Notes as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$826,582	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$701,493	Level 1

December 31, 2024

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$703,100	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$615,800	Level 1

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, including property, plant and equipment, are measured at estimated fair value on a nonrecurring basis and are adjusted only upon impairment or when held for sale. During the nine months ended September 30, 2025, the Company did not recognize any impairment or other fair value adjustments related to non-financial assets measured at fair value on a nonrecurring basis.
No non-financial assets were classified as Level 3 as of September 30, 2025 or December 31, 2024.
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
9. COMMITMENTS AND CONTINGENCIES
Commitments
As of September 30, 2025, the Company was contractually committed for and on behalf of our high-density colocation customer for approximately $1.24 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of our data centers to deliver high-density colocation services to customers. Of this amount, $860.6 million will be passed through to the Company’s customer as invoiced and $319.0 million will be funded by the customer as prepaid base license fees for the Colocation segment. These capital expenditures are expected to occur within the next 12 months.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a class action complaint against certain officers and directors of Power & Digital Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS Sponsor LLC et al, in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants have notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws. As of September 30, 2025, the Company had accrued $15.0 million related to the expected settlement of this matter.
Patent Infringement Claim
Malikie Innovations Ltd and Key Patents Innovations Ltd., filed suit in the United States District Court Eastern District of Texas Marshall Division against Core Scientific, Inc. (the “Company”) alleging infringement in the Company’s bitcoin mining business of U.S. Patent Nos. 8,788,827; 10,284,370; 8,666,062; 7,372,960; and 8,532,286. On July 20, 2025 the Company filed a motion to dismiss the claims on the basis that the patents are invalid under 35 U.S.C §101 and on July 25, 2025 the Company filed a motion to transfer the case to the United States District Court for the Western District of Texas (Austin).
As of September 30, 2025 and December 31, 2024, there were no other material loss contingency accruals for legal matters.
Leases—See Note 5 — Leases for additional information.
10. INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. There was no material impact to our financial statements as a result of this new law.
The income tax expense and effective income tax rate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Income tax expense	$125	$134	$488	$484
Effective income tax rate	(0.1)%	—%	(0.1)%	—%
For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.5 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (9.8)%, cancellation of debt income 5.0%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (14.8)% and other items (1.5)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
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

Nine Months Ended September 30, 2025
Expected term of awards in years	0.7 - 1.0
Expected volatility	96%
Risk-free interest rate	3.76% - 4.11%
Expected dividend yield	0%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation
A summary of restricted stock units (“RSU”), MSU and PSU activity for the nine months ended September 30, 2025, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance & Market Condition Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	18,341	$7.68	1,728	$6.11	—	$—
Granted	4,235	10.44	—	—	7,358	$12.07
Vested	(6,109)	8.75	—	—	—	—
Forfeited	(751)	6.95	(12)	3.99	—	—
Unvested - September 30, 2025	15,717	$8.05	1,716	$6.13	7,358	$12.07

As of September 30, 2025, unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized for each award type were as follows (in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period (Years)
RSUs	$102,911	2.1 years
PSUs	55,310	2.5 years
MSUs	3,332	1.2 years
Total	$161,553
Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, is included in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,251	$2,338	$3,574	$5,496
Selling, general and administrative	28,695	17,950	66,727	22,226
Stock-based compensation expense, net of amounts capitalized[1]	29,946	20,288	70,301	27,722
Capitalized stock-based compensation[2]	227	235	623	235
Total stock-based compensation cost	$30,173	$20,523	$70,924	$27,957
1 The nine months ended September 30, 2025 includes $3.0 million of stock-based compensation expense as a result of accelerated vesting of outstanding RSUs for former board members.
2 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
12. NET LOSS PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At September 30, 2025, approximately 11.1 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the three and nine months then ended. Additionally, the basic EPS numerator includes an adjustment to eliminate the changes in fair value that have been recognized in Net loss.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(146,660)	$(455,259)	$(502,766)	$(1,049,464)
Change in fair value of Tranche 2 Warrants	(849)	111,834	33,311	111,834
Basic and diluted net loss	$(147,509)	$(343,425)	$(469,455)	$(937,630)
Denominator:
Weighted average shares outstanding - basic and diluted	318,562	292,486	317,363	253,058

Net loss per share - basic and diluted	$(0.46)	$(1.17)	$(1.48)	$(3.71)

Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Three and Nine Months Ended
	September 30, 2025	September 30, 2024
Tranche 1 Warrants	97,394	98,079
Convertible Notes	69,611	41,825
RSUs, PSUs, and MSUs	24,792	22,019
Stock options	344	369
Total shares issuable from potentially dilutive securities	192,141	162,292
13. SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has three operating segments: “Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining; and “Colocation”, consisting of providing high-density colocation services to customers employing AI and HPC related workloads. The Company’s Colocation operations met the criteria to be considered a new segment during the second quarter of 2024. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.” The Digital Asset Self-Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature. The Colocation operation generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Digital Asset Self-Mining Segment	(in thousands, except percentages)
Digital asset self-mining revenue	$57,438	$68,138	$187,041	$328,840
Cost of digital asset self-mining:
Power fees	33,280	37,426	94,319	123,584
Depreciation expense	15,474	27,415	52,792	83,067
Employee compensation	7,803	4,995	23,411	15,712
Facility operations expense	2,089	3,514	7,458	9,695
Other segment items	792	1,205	2,217	4,062
Total cost of digital asset self-mining	59,438	74,555	180,197	236,120
Digital Asset Self-Mining gross (loss) profit	$(2,000)	$(6,417)	$6,844	$92,720
Digital Asset Self-Mining gross margin	(3)%	(9)%	4%	28%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$8,714	$16,878	$18,131	$71,050
Cost of digital asset hosted mining services:
Power fees	4,793	7,875	9,367	32,670
Depreciation expense	376	934	856	3,245
Employee compensation	1,115	1,200	2,225	4,244
Facility operations expense	297	734	665	2,499
Other segment items	113	1,171	201	6,730
Total cost of digital asset hosted mining services	6,694	11,914	13,314	49,388
Digital Asset Hosted Mining gross profit	$2,020	$4,964	$4,817	$21,662
Digital Asset Hosted Mining gross margin	23%	29%	27%	30%

Colocation Segment
Colocation revenue:
License fees	$9,848	$7,806	$22,853	$11,625
Maintenance and other	1,550	45	1,628	82
Licensing revenue	11,398	7,851	24,481	11,707
Power fees passed through to customer	3,553	2,487	9,603	4,150
Total Colocation revenue	14,951	10,338	34,084	15,857
Cost of Colocation services:
Depreciation expense	219	42	389	57
Employee compensation	2,209	1,399	4,651	1,477
Facility operations expense	4,383	4,863	12,570	7,964
Other segment items	702	250	1,388	284
Cost of licensing revenue	7,513	6,554	18,998	9,782
Power fees passed through to customer	3,553	2,487	9,604	4,150
Total cost of Colocation services	11,066	9,041	28,602	13,932
Colocation gross profit	$3,885	$1,297	$5,482	$1,925
Colocation licensing gross margin	34%	17%	22%	16%
Colocation gross margin	26%	13%	16%	12%

Consolidated
Consolidated total revenue	$81,103	$95,354	$239,256	$415,747
Consolidated cost of revenue	$77,198	$95,510	$222,113	$299,440
Consolidated gross profit	$3,905	$(156)	$17,143	$116,307
Consolidated gross margin	5%	—%	7%	28%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of the reportable segment gross profit (loss) to loss before income taxes included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment gross profit (loss)	$3,905	$(156)	$17,143	$116,307
(Increase) decrease in fair value of digital assets	(10,957)	206	(30,066)	247
Decrease in fair value of energy derivatives	—	—	—	2,757
Loss on exchange or disposal of property, plant and equipment	2,933	509	7,105	4,061
Selling, general and administrative	69,354	40,348	166,409	88,655
Operating (loss) income	(57,425)	(41,219)	(126,305)	20,587
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	1,377	487
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Reorganization items, net	—	—	—	(111,439)
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Total non-operating expense, net	89,110	413,906	375,973	1,069,567
Loss before income taxes	$(146,535)	$(455,125)	$(502,278)	$(1,048,980)

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of September 30, 2025 and December 31, 2024, all of the Company’s fixed assets were located in the United States. For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenue was generated in the United States. For the three and nine months ended September 30, 2025, 71% and 78% of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. For the three and nine months ended September 30, 2024, 71% and 79%, respectively, of the Company’s total revenue was generated from digital asset mining of bitcoin from one customer. As of September 30, 2025 and 2024, substantially all of our digital assets were held by one third-party digital asset service.
For the three and nine months ended September 30, 2025, and 2024, the concentration of customers comprising 10% or more of the Company’s Digital Asset Self-Mining, Digital Asset Hosted Mining, and Colocation segment revenue were as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of Colocation segment revenue:
Customer
F	N/A	N/A	23%	73%	N/A	N/A
G	100%	100%	N/A	N/A	N/A	N/A
H	N/A	N/A	N/A	19%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	100%
L	N/A	N/A	77%	N/A	N/A	N/A

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
	Percent of Digital Asset Self-Mining segment revenue:		Percent of Digital Asset Hosted Mining segment revenue:		Percent of Colocation segment revenue:
Customer
F	N/A	N/A	42%	59%	N/A	N/A
G	100%	100%	N/A	N/A	N/A	N/A
H	N/A	N/A	N/A	23%	N/A	N/A
J	N/A	N/A	N/A	N/A	100%	100%
L	N/A	N/A	54%	N/A	N/A	N/A
14. SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
The following table presents supplemental cash flow and non-cash information for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of other cash flow information:
Cash paid for interest	$15,258	$26,175
Income tax payments (refunds)	298	(1,288)
Cash paid for reorganization items	—	53,835
Supplemental disclosure of noncash investing and financing activities:
Purchases of PP&E in accounts payable and accrued expense	$154,440	$9,028
Noncash exercise of warrants	24,692	37,924
Accrued taxes related to net share settlement of equity awards	3,781	—
Reclass of other current and non-current assets to plant, property, and equipment	—	9,268
Reduction in plant, property, and equipment basis related to Bitmain purchase	—	(26,101)
Decrease in right-of-use assets due to lease termination	—	—
Increase in right-of-use assets due to lease commencement	—	70,690
Increase in lease liability due to lease commencement	—	—
Extinguishment of convertible notes upon emergence	—	(559,902)
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	—	(321,773)
Cancellation of common stock in connection with emergence	—	(36)
Issuance of new common stock in connection with emergence	—	296,893
Issuance of new common stock for Bitmain obligation	—	27,839
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	5,475
Issuance of contingent value rights	—	86,325
Issuance of warrants	—	345,856
Issuance of New Secured Convertible Notes	—	260,000
Issuance of Secured Notes, net of discount	—	149,520
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	—	41,200
Issuance of miner equipment lender facility loans	—	52,947
Issuance of notes related to settlement	—	9,092
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	24
Issuance of new common stock for PIK interest on New Secured Convertible Notes	—	3,677
Issuance of new common stock for New Secured Convertible Notes conversion	$—	$261,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025. This section generally discusses the results of operations for the three and nine months ended September 30, 2025, compared to September 30, 2024.
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
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) is a leader in designing, building and operating digital infrastructure for high-density colocation services and digital asset mining of bitcoin. Since our inception in 2018, we have been a premier provider and operator of dedicated, purpose-built facilities and software solutions for digital asset mining for ourselves and our third-party customers. In 2024, we initiated a significant strategic transition from bitcoin mining to colocation services for customers employing artificial intelligence (“AI”) and high-performance compute (“HPC”) related workloads.
We believe leveraging our existing infrastructure for high-density colocation services will provide more stable and predictable revenue streams, and represents substantially less risk than our traditional hosted bitcoin mining or self-mining operations. In 2024, as a part of this transition, we announced arrangements at multiple sites for the provision of high-density colocation services to a third-party provider of cloud-based services for AI and HPC workloads. Under these arrangements, we expect to deliver 250MW of billable capacity by the end of 2025.
We currently intend to repurpose our remaining facilities currently used in our digital asset mining businesses to support our high-density colocation computing services business as circumstances allow and in a manner designed to retain access to electrical power under our control, maximize the value of our digital asset mining equipment to third parties, and fulfill our existing obligations to suppliers and customers.
We are constructing, refurbishing, reallocating or converting most of our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence related workloads, primarily for our existing colocation customer, but also to support our commitment to meeting the growing demand for high-density colocation solutions and diversifying our revenue streams.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (“self-mining”). We will continue to profitably mine digital assets while we convert our data centers for alternative high-density colocation service business opportunities.
We had billable power load of approximately 895 megawatts (“MW”) as of September 30, 2025. We had gross power of approximately 1,370 MW as of September 30, 2025. We continue to be in active discussions with both our existing and future potential utility providers regarding additional power allocations.
Our average self-mining fleet energy efficiency for the three months ended September 30, 2025 and 2024 was 24.6 and 24.5 joules per terahash, respectively. Self-mining fleet energy efficiency is a measure of our fleet’s average actual energy efficiency over the period presented.
Our total revenue was $239.3 million and $415.7 million for the nine months ended September 30, 2025 and 2024, respectively. We generated an operating loss of $126.3 million for the nine months ended September 30, 2025 and operating income of $20.6 million for the nine months ended September 30, 2024. We generated net loss of $502.8 million and $1.05 billion for the nine months ended September 30, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $13.0 million and $144.2 million for the nine months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss.
Recent Developments
On July 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoreWeave, Inc. (“CoreWeave”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, CoreWeave will acquire the Company in an all-stock transaction. Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock at the Effective Time (as defined in the Merger Agreement) will be cancelled and converted into a number of fully paid and non-assessable shares of CoreWeave Class A common stock, equal to the exchange ratio of 0.1235. The transaction is subject to the approval of the Company’s stockholders and customary closing conditions, including applicable regulatory approvals. The special meeting of the Company’s stockholders to consider and vote on the Merger Agreement is scheduled to be held on October 30, 2025. Stockholders of record as of September 19, 2025 are entitled to notice of, and to vote at, the special meeting.
Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure for digital asset mining and high-density colocation services, we believe that we are well positioned to serve an expanding market for AI and HPC workloads. As noted in the “Business Strategy” section below, we believe that opportunities for growth exist in various applications of our data centers for third-party customers focused on cloud computing as well as machine learning and artificial intelligence, which has driven our recent expansion into providing high-density colocation services. Our digital asset mining operation is focused on earning bitcoin by solving complex cryptographic algorithms to validate transactions on specific bitcoin blockchains, which is commonly referred to as “mining.” Our digital asset self-mining activity competes with myriad mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin.
We intend to focus primarily on contracting our digital infrastructure for high-density colocation services, including allocating a significant portion of our current and future data centers to support other forms of third-party AI and HPC workloads. As we contract with additional colocation customers, our digital infrastructure will transition from digital asset mining to providing high-density colocation services. We will continue to mine digital assets only so long as such activity remains profitable.
Business Strategy
Our business strategy is to grow our revenue and profitability by expanding our large-scale data center infrastructure portfolio configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning and artificial intelligence, and maximizing the portion of our infrastructure portfolio contracted for high-density colocation services. We intend to continue to strategically develop and make operational the infrastructure necessary to support our existing contractual commitments to our existing colocation customer and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the high-density colocation services (“Colocation”) segment to expand our business into these areas using our knowledge, expertise, existing and future infrastructure where favorable market opportunities exist.
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
Our Colocation operation segment generates revenue by providing colocation, cloud and connectivity services to customers in exchange for a fee. Our Colocation operation segment provides space, power, cooling, facilities operations, security and other services to third-party customers to support workloads for machine learning and artificial intelligence.
Mining Equipment
We own and host specialized computers (“miners”) configured for the purpose of validating transactions on multiple digital asset network blockchains (referred to as, “mining”), predominantly the Bitcoin network. Substantially all of the miners we own and host were manufactured by Bitmain Technologies Limited (“Bitmain”) and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchains using the 256-bit secure hashing algorithm in return for bitcoin digital asset rewards.
The tables below summarize the total number of self- and hosted miners in operation as of September 30, 2025, December 31, 2024 and September 30, 2024 (miners in thousands):

	Bitcoin Miners in Operation as of September 30, 2025
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	16.3	140.8
Hosted miners	2.2	15.8
Total mining equipment	18.5	156.6

	Bitcoin Miners in Operation as of December 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.1	164.0
Hosted miners	1.0	7.1
Total mining equipment	20.1	171.1

	Bitcoin Miners in Operation as of September 30, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	20.4	175.2
Hosted miners	3.0	22.4
Total mining equipment	23.4	197.6

Summary of Digital Asset Activity
Activity related to our digital asset balances for the nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	September 30, 2025	September 30, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	187,396	329,799
Mining proceeds from shared hosting	—	15,693
Proceeds from sales of digital assets	—	(347,397)
(Increase) decrease in fair value of digital assets	30,066	(247)
Payment of board fee	—	(89)
Other	—	(67)
Digital assets, end of period	$241,355	$—
1 Reflects the impact of the Company’s adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024.
2 As of September 30, 2025 and December 31, 2024, there was $0.5 million and $0.9 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, there was $0.7 million and $1.7 million, respectively, of digital asset receivable included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
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

Potential Impact of “Big Beautiful Bill” Legislation
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. There was no material impact to our financial statements as a result of this new law.
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
Business Mix Shift to High-Density Colocation Services
The planned growth of our Colocation operations, through increased investment in conversion of several of our bitcoin mining sites to Colocation operation sites over the next several years, should gradually reduce our overall exposure to volatility in the spot price of bitcoin as our Colocation segment begins to account for a comparatively larger percentage of our financial results. The Colocation operation is characterized by implementation of long-term contracts with customers spanning several years with terms and conditions outlining and resulting in stable, predictable revenue and cash flows over each period.
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
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our Colocation operations greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers.

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
In our Colocation operations, we compete with other providers of high-power data center capacity, such as major data center real estate investment trusts, developers of data centers, hyperscalers and bitcoin miners with capacity suitable for high-density colocation services. This competition focuses primarily on the identification and acquisition of new, high-power sites, but also includes competition for the capital required to build or modify existing sites to support high-density colocation. Additionally, the modification of some of our data centers to accommodate our Colocation operations involves the procurement of critical equipment, technologies and skilled labor, which are in high demand from other entities seeking to address the same market opportunity, thereby putting us into competition with many other organizations for those resources.
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

	September 30,
	2025	2024
Self-Mining Hash rate (Exahash per second)	16.3	20.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA (in millions)	$(2.4)	$10.1	$13.0	$144.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Costs per Bitcoin
Power cost per bitcoin self-mined	$64,783	$33,946	$50,423	$22,099
Operational costs per bitcoin self-mined[1]	14,219	8,405	14,904	4,742
Total cost to self-mine one bitcoin[2]	$79,002	$42,351	$65,327	$26,841

Cash-Based Hash Cost[3]
Power cost per terahash	$0.032	$0.025	$0.027	$0.026
Operational costs per terahash[1]	0.007	0.006	0.008	0.005
Total cash-based hash cost[3]	$0.039	$0.031	$0.035	$0.031

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
Our self-mining hash rate was 16.3 EH/s and 20.4 EH/s as of September 30, 2025 and 2024, respectively, representing a 20% decrease year over year.

Our combined self-mining and customer and related party hosting hash rate decreased 21%, to 18.5 EH/s as of September 30, 2025, from 23.4 EH/s as of September 30, 2024.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net loss, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment startup costs which are not reflective of the ongoing costs incurred after startup, (ix) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, (x) transaction costs incurred in connection with the Merger Agreement, including advisory, legal, and other professional or consulting fees, (xi) loss on legal settlements that are not indicative of ongoing business operations, and (xii) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net loss to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA
Net loss	$(146,660)	$(455,259)	$(502,766)	$(1,049,464)
Adjustments:
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Income tax expense	125	134	488	484
Depreciation and amortization	16,329	28,691	54,816	87,164
Stock-based compensation expense	29,946	20,288	70,301	27,722
Unrealized fair value adjustment on energy derivatives	—	—	—	(2,262)
Loss on exchange or disposal of property, plant and equipment	2,933	509	7,105	4,061
Loss on debt extinguishment	—	317	1,377	487
Colocation startup costs	—	—	—	4,611
Merger Agreement related costs	5,507	—	5,507	—
Post-emergence bankruptcy advisory costs	278	1,863	1,576	2,160
Reorganization items, net	—	—	—	(111,439)
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Other	—	—	—	121
Adjusted EBITDA	$(2,432)	$10,132	$13,000	$144,164
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
•Digital asset hosted mining revenue from customers. Digital asset hosted mining revenue from customers is based on electricity-based consumption contracts with our customers. Most contracts are renewable, and our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which vary from one to three years in length. During the second quarter of 2023, we initiated our first digital asset hosted mining customer contracts based on proceed sharing. Under these contracts, customers paid for the cost of digital asset hosting and infrastructure, and we shared the proceeds that were generated. These proceed sharing contracts expired during the third quarter of 2024.
•Colocation revenue. Colocation revenue is generated by leasing data center space and providing related services to licensees at our Austin and Denton, Texas, and Marble, North Carolina high-density data centers. These licensing agreements and orders include lease components, nonlease components (such as power delivery, physical security, maintenance and other billable expenses), as well as noncomponent elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Colocation revenue.
Cost of revenue
The Company’s cost of digital asset self-mining and digital asset hosted mining services, primarily consist of electricity costs, salaries, stock-based compensation, depreciation of property, plant and equipment used to perform mining operations and hosting services and other related costs. Cost of Colocation relates to our Austin and Denton, Texas, and Marble, North Carolina data centers, and primarily consists of facility operations expense, which includes maintenance and lease expense, power fees, payroll and benefits expense and stock-based compensation expense. Colocation power fees are passed through to the customer without markup and are included on a gross basis in Cost of Colocation services.
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
Loss on exchange or disposal of property, plant and equipment
Loss on exchange or disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
Selling, general and administrative
Selling, general and administrative expenses includes compensation, benefits, and other personnel-related expenses, stock-based compensation, rent, Colocation segment organizational and site startup costs, transaction costs incurred in connection with the Merger Agreement, including advisory, legal, and other professional or consulting fees, post-emergence bankruptcy advisor fees related to the reorganization, professional fees, business insurance, auditor fees, bad debt, amortization of intangibles, franchise taxes, and bank fees. Colocation segment organizational startup costs were primarily consulting costs that were specifically incurred preparing for and entering into Colocation operation and are not expected to be incurred in the ongoing operations of the Colocation business. Colocation segment site startup costs are indirect costs associated with the administration of converting and building of future Colocation operating sites, and include compensation and other personnel-related expenses, including stock-based compensation. Similar costs will be incurred in the future operations of the Colocation segment sites.
Non-operating expense (income), net:
Non-operating expenses (income), net includes loss (gain) on debt extinguishment, interest expense, net, reorganization items, net, fair value adjustments of convertible notes, warrants and contingent value rights, loss on legal settlements, and other non-operating (income) expenses, net. Reorganization items, net consists of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees.

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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Three Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$(10,700)
Digital asset hosted mining revenue from customers	8,714	16,878	(8,164)
Colocation revenue	14,951	10,338	4,613
Total revenue	81,103	95,354	(14,251)
Cost of revenue:
Cost of digital asset self-mining	59,438	74,555	(15,117)
Cost of digital asset hosted mining services	6,694	11,914	(5,220)
Cost of Colocation services	11,066	9,041	2,025
Total cost of revenue	77,198	95,510	(18,312)
Gross profit (loss)	3,905	(156)	4,061
(Increase) decrease in fair value of digital assets	(10,957)	206	(11,163)
Loss on exchange or disposal of property, plant and equipment	2,933	509	2,424
Selling, general and administrative	69,354	40,348	29,006
Operating loss	(57,425)	(41,219)	(16,206)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	(317)
Interest (income) expense, net	(821)	7,072	(7,893)
Change in fair value of warrants and contingent value rights	74,864	408,520	(333,656)
Loss on legal settlements	15,075	356	14,719
Other non-operating income, net	(8)	(2,359)	2,351
Total non-operating expense, net	89,110	413,906	(324,796)
Loss before income taxes	(146,535)	(455,125)	308,590
Income tax expense	125	134	(9)
Net loss	$(146,660)	$(455,259)	$308,599

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$(10,700)
Digital asset hosted mining revenue from customers	8,714	16,878	(8,164)
Colocation revenue	14,951	10,338	4,613
Total revenue	$81,103	$95,354	$(14,251)
Percentage of total revenue:
Digital asset self-mining revenue	71%	71%
Digital asset hosted mining revenue from customers	11%	18%
Colocation revenue	18%	11%
Total revenue	100%	100%
Total revenue decreased by $14.3 million or 15%, to $81.1 million for the three months ended September 30, 2025, from $95.4 million for the three months ended September 30, 2024, as a result of the factors described below.
Digital asset self-mining revenue decreased by $10.7 million or 16%, to $57.4 million for the three months ended September 30, 2025, from $68.1 million for the three months ended September 30, 2024. The year over year decrease in self-mining revenue was driven primarily by:
•a 55% decrease in bitcoin mined to 502 for the three months ended September 30, 2025, compared to 1,115 for the three months ended September 30, 2024, driven primarily by:
◦an approximate net decrease of 34,400 deployed mining units due primarily to the strategic shift to Colocation;
◦a 20% decrease in self-mining hash rate to 16.3 EH/s for the three months ended September 30, 2025, from 20.4 EH/s for the same period in the prior year; and
◦a 51% increase in the three month average network difficulty driven by a 73% increase in the three month average network hash rate over prior year.
This decrease in self-mining revenue was partially offset by a 88% increase in the average price of bitcoin to $114,388 for the three months ended September 30, 2025, compared to $61,002 for the three months ended September 30, 2024.
Total digital asset hosted mining revenue from customers decreased by $8.2 million or 48%, to $8.7 million for the three months ended September 30, 2025, from $16.9 million for the three months ended September 30, 2024. The decrease in hosted mining revenue from customers was primarily driven by our shift to Colocation operations.
Total Colocation revenue was $15.0 million for the three months ended September 30, 2025, compared to $10.3 million for the same period in the prior year. This $4.6 million increase was driven by the completion of data halls at our Denton, Texas data center during the quarters ended June 30, 2025 and September 30, 2025, and initial capacity at our Marble, North Carolina data center during the quarter ended September 30, 2025.
While we expect to meet all fiscal 2025 delivery dates, as previously disclosed, a variety of weather and construction related delays have moved the delivery dates to later in fiscal 2025 than planned.
Cost of Revenue

	Three Months Ended September 30,
	2025	2024	$ Change
Cost of revenue	$77,198	$95,510	$(18,312)
Gross profit (loss)	3,905	(156)	4,061
Gross margin	5%	—%

Cost of revenue decreased by $18.3 million or 19%, to $77.2 million for the three months ended September 30, 2025, from $95.5 million for the three months ended September 30, 2024. As a percentage of total revenue, cost of revenue totaled 95% and 100% for the three months ended September 30, 2025 and 2024, respectively. The decrease in cost of revenue was primarily attributable to:
•a $12.3 million decrease in depreciation expense driven by an increase in the number of miners becoming fully depreciated;
•a $7.2 million decrease in power costs from lower usage;
•a $1.2 million decrease in facility operation expenses, due primarily to lower facility maintenance expense and facility equipment and supplies;
•a $1.1 million decrease in stock-based compensation expense; and
•a $0.9 million decrease in proceed sharing costs due to the termination of our proceed sharing arrangements in 2024.
This decrease in cost of revenue was partially offset by a $4.6 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
(Increase) decrease in fair value of digital assets

	Three Months Ended September 30,
	2025	2024	$ Change
(Increase) decrease in fair value of digital assets	$(10,957)	$206	$(11,163)
Percentage of total revenue	14%	—%
The fair value of digital assets increased by $11.2 million to $11.0 million for the three months ended September 30, 2025, from a decrease of $0.2 million for the three months ended September 30, 2024, and reflects the increase in the price of bitcoin and the higher balance of bitcoin held during the three months ended September 30, 2025.
Loss on exchange or disposal of property, plant and equipment

	Three Months Ended September 30,
	2025	2024	$ Change
Loss on exchange or disposal of property, plant and equipment	$2,933	$509	$2,424
Percentage of total revenue	4%	1%
Loss on exchange or disposal of property, plant and equipment increased by $2.4 million to a loss of $2.9 million for the three months ended September 30, 2025, from $0.5 million for the three months ended September 30, 2024. The loss for the three months ended September 30, 2025 was primarily due to demolition costs related to the Denton, Texas facility.

Selling, general and administrative

	Three Months Ended September 30,
	2025	2024	$ Change
Selling, general and administrative	$69,354	$40,348	$29,006
Percentage of total revenue	86%	42%
Selling, general and administrative expenses increased $29.0 million or 72%, to $69.4 million for the three months ended September 30, 2025, from $40.3 million for the three months ended September 30, 2024. The increase was driven primarily by:
•a $12.5 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration;
•a $7.3 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount;
•a $5.6 million increase in stock-based compensation expense; and
•$5.5 million of advisor fees related to the proposed merger with no comparable activity for the same period in fiscal 2024.
This increase in selling, general and administrative was partially offset by a $1.6 million decrease in post-emergence bankruptcy advisor fees and a $1.0 million decrease in advertising and marketing.
Non-operating expense, net

	Three Months Ended September 30,
	2025	2024	$ Change
Non-operating expense (income), net:
Loss on debt extinguishment	$—	$317	$(317)
Interest (income) expense, net	(821)	7,072	(7,893)
Change in fair value of warrants and contingent value rights	74,864	408,520	(333,656)
Loss on legal settlements	15,075	356	14,719
Other non-operating income, net	(8)	(2,359)	2,351
Total non-operating expense, net	$89,110	$413,906	$(324,796)
Total non-operating expense, net decreased by $324.8 million, to $89.1 million for the three months ended September 30, 2025, from $413.9 million for the three months ended September 30, 2024. The decrease in total non-operating expense, net was primarily driven by:
•During the three months ended September 30, 2025, we incurred a $333.7 million decrease in Change in fair value of warrant and contingent value rights due to a $0.87 per share increase in the Company’s stock price to $17.94 per share as of September 30, 2025, from $17.07 per share as of June 30, 2025, compared to a $2.56 per share increase to $11.86 per share as of September 30, 2024, from $9.30 per share as of June 30, 2024; and
•a $7.9 million decrease in Interest (income) expense, net driven primarily by an $4.3 million decrease in interest expense due to lower interest rates during the three months ended September 30, 2025, and a $3.5 million increase in proceeds from money market funds.
The decrease in total non-operating expense, net was partially offset by a $14.7 million increase in loss on legal settlements, on claims made during bankruptcy.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit (loss) by reportable segment for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$57,438	$68,138	$(10,700)
Cost of digital asset self-mining:
Power fees	33,280	37,426	(4,146)
Depreciation expense	15,474	27,415	(11,941)
Employee compensation	7,803	4,995	2,808
Facility operations expense	2,089	3,514	(1,425)
Other segment items	792	1,205	(413)
Total cost of digital asset self-mining	59,438	74,555	(15,117)
Digital Asset Self-Mining gross loss	$(2,000)	$(6,417)	$4,417
Digital Asset Self-Mining gross margin	(3)%	(9)%	6%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$8,714	$16,878	$(8,164)
Cost of digital asset hosted mining services:
Power fees	4,793	7,875	(3,082)
Depreciation expense	376	934	(558)
Employee compensation	1,115	1,200	(85)
Facility operations expense	297	734	(437)
Other segment items	113	1,171	(1,058)
Total cost of digital asset hosted mining services	6,694	11,914	(5,220)
Digital Asset Hosted Mining gross profit	$2,020	$4,964	$(2,944)
Digital Asset Hosted Mining gross margin	23%	29%	(6)%

Colocation Segment
Colocation revenue:
License fees	$9,848	$7,806	$2,042
Maintenance and other	1,550	45	1,505
Licensing revenue	11,398	7,851	3,547
Power fees passed through to customer	3,553	2,487	1,066
Total Colocation revenue	14,951	10,338	4,613
Cost of Colocation services:
Depreciation expense	219	42	177
Employee compensation	2,209	1,399	810
Facility operations expense	4,383	4,863	(480)
Other segment items	702	250	452
Cost of licensing revenue	7,513	6,554	959
Power fees passed through to customer	3,553	2,487	1,066
Total cost of Colocation services	11,066	9,041	2,025
Colocation gross profit	$3,885	$1,297	$2,588
Colocation licensing gross margin	34%	17%	18%
Colocation gross margin	26%	13%	13%

Consolidated
Consolidated total revenue	$81,103	$95,354	$(14,251)
Consolidated cost of revenue	$77,198	$95,510	$(18,312)
Consolidated gross profit (loss)	$3,905	$(156)	$4,061
Consolidated gross margin	5%	—%	5%

Digital Asset Self-Mining
For the three months ended September 30, 2025, gross loss in the Digital Asset Self-Mining segment decreased by $4.4 million compared to the three months ended September 30, 2024, reflecting a Digital Asset Self-Mining segment gross margin of (3)% for the three months ended September 30, 2025, compared to a gross margin of (9)% for the three months ended September 30, 2024. The decrease in the Digital Asset Self-Mining segment gross loss was primarily due to a 20% decrease in cost of digital asset self-mining driven by:
•a $15.1 million or 20% decrease in the total cost of digital asset self-mining driven by:
◦a $11.9 million or 44% decrease in depreciation expense, which was driven primarily by an approximate net decrease of 34,400 deployed miners during the current year;
◦a $4.1 million decrease in power costs due primarily to lower usage; and
◦a $1.4 million decrease in facility operation expense and a $0.4 million decrease in other segment costs; partially offset by
◦a $2.8 million increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
This decrease in the total cost of digital asset self-mining was partially offset by a 16% decrease in self-mining revenue driven by:
•a 55% decrease in bitcoin mined to 502 for the three months ended September 30, 2025, compared to 1,115 for the three months ended September 30, 2024, driven primarily by:
◦an approximate net decrease of 34,400 deployed mining units due primarily to the strategic shift to Colocation;
◦a 20% decrease in our self-mining hash rate to 16.3 EH/s for the three months ended September 30, 2025, compared to 20.4 EH/s for the three months ended September 30, 2024; and
◦a 51% increase in the three month average network difficulty driven by a 73% increase in the three month average network hash rate over prior year; partially offset by
◦a 88% increase in the average price of bitcoin to $114,388 for the three months ended September 30, 2025, compared to $61,002 for the three months ended September 30, 2024;
Digital Asset Hosted Mining
For the three months ended September 30, 2025, gross profit in the Digital Asset Hosted Mining segment decreased by $2.9 million compared to the three months ended September 30, 2024, reflecting a Digital Asset Hosted Mining segment gross margin of 23% for the three months ended September 30, 2025, compared to a gross margin of 29% for the three months ended September 30, 2024. The decrease in Digital Asset Hosted Mining segment gross margin for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was primarily due to:
•a $8.2 million or 48% decrease in the digital asset hosted mining revenue driven primarily by our shift to Colocation operations, partially offset by:
• a $5.2 million or 44% decrease in the total cost of digital asset hosted mining services driven primarily by:
◦a $3.1 million decrease in power costs from lower usage driven primarily by our strategic shift to Colocation and lower rates;
◦a $1.1 million decrease in other segment costs; and
◦a $0.6 million decrease in depreciation expense and a $0.4 million decrease in facility operation expenses.
For the three months ended September 30, 2025 and 2024, the top three hosting customers accounted for approximately 100% and 97%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
Colocation
For the three months ended September 30, 2025, gross profit in the Colocation segment was $3.9 million compared to $1.3 million for the three months ended September 30, 2024. The $2.6 million increase was driven by the completion of data halls at our Denton, Texas data center during the quarters ended June 30, 2025 and September 30, 2025, and initial capacity at our Marble, North Carolina data center during the quarter ended September 30, 2025. Colocation revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. Colocation costs consist primarily of lease expense, the direct pass-

through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.
A reconciliation of the reportable consolidated segment gross profit (loss) to loss before income taxes included in our Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Reportable segment gross profit (loss)	$3,905	$(156)	$4,061
(Increase) decrease in fair value of digital assets	(10,957)	206	(11,163)
Loss on exchange or disposal of property, plant and equipment	2,933	509	2,424
Selling, general and administrative	69,354	40,348	29,006
Operating loss	(57,425)	(41,219)	(16,206)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	(317)
Interest (income) expense, net	(821)	7,072	(7,893)
Change in fair value of warrants and contingent value rights	74,864	408,520	(333,656)
Loss on legal settlements	15,075	356	14,719
Other non-operating income, net	(8)	(2,359)	2,351
Total non-operating expense, net	89,110	413,906	(324,796)
Loss before income taxes	$(146,535)	$(455,125)	$308,590

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our selected Condensed Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$187,041	$328,840	$(141,799)
Digital asset hosted mining revenue from customers	18,131	71,050	(52,919)
Colocation revenue	34,084	15,857	18,227
Total revenue	239,256	415,747	(176,491)
Cost of revenue:
Cost of digital asset self-mining	180,197	236,120	(55,923)
Cost of digital asset hosted mining services	13,314	49,388	(36,074)
Cost of Colocation services	28,602	13,932	14,670
Total cost of revenue	222,113	299,440	(77,327)
Gross profit	17,143	116,307	(99,164)
(Increase) decrease in fair value of digital assets	(30,066)	247	(30,313)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on exchange or disposal of property, plant and equipment	7,105	4,061	3,044
Selling, general and administrative	166,409	88,655	77,754
Operating (loss) income	(126,305)	20,587	(146,892)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	487	890
Interest (income) expense, net	(4,193)	35,934	(40,127)
Change in fair value of warrants and contingent value rights	363,358	1,144,441	(781,083)
Reorganization items, net	—	(111,439)	111,439
Loss on legal settlements	15,504	2,070	13,434
Other non-operating income, net	(73)	(1,926)	1,853
Total non-operating expense, net	375,973	1,069,567	(693,594)
Loss before income taxes	(502,278)	(1,048,980)	546,702
Income tax expense	488	484	4
Net loss	$(502,766)	$(1,049,464)	$546,698

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$187,041	$328,840	$(141,799)
Digital asset hosted mining revenue from customers	18,131	71,050	(52,919)
Colocation revenue	34,084	15,857	18,227
Total revenue	$239,256	$415,747	$(176,491)
Percentage of total revenue:
Digital asset self-mining revenue	78%	79%
Digital asset hosted mining revenue from customers	8%	17%
Colocation revenue	14%	4%
Total revenue	100%	100%
Total revenue decreased by $176.5 million or 42%, to $239.3 million for the nine months ended September 30, 2025, from $415.7 million for the nine months ended September 30, 2024, as a result of the factors described below.
Digital asset self-mining revenue decreased by $141.8 million or 43%, to $187.0 million for the nine months ended September 30, 2025, from $328.8 million for the nine months ended September 30, 2024. The year over year decrease in self-mining revenue was driven primarily by:
•a 67% decrease in bitcoin mined to 1,855 for the nine months ended September 30, 2025, compared to 5,621 for the nine months ended September 30, 2024, driven primarily by:
◦an approximate net decrease of 34,400 deployed mining units due primarily to the strategic shift to Colocation;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 20% decrease in self-mining hash rate to 16.3 EH/s for the nine months ended September 30, 2025, from 20.4 EH/s for the same period in the prior year; and
◦a 48% increase in the nine month average network difficulty driven by a 60% increase in the nine month average network hash rate over prior year.
This decrease in self-mining revenue was partially offset by a 70% increase in the average price of bitcoin to $102,198 for the nine months ended September 30, 2025, compared to $60,031 for the nine months ended September 30, 2024; and
Total digital asset hosted mining revenue from customers decreased by $52.9 million or 74%, to $18.1 million for the nine months ended September 30, 2025, from $71.1 million for the nine months ended September 30, 2024. The decrease in hosted mining revenue from customers was primarily driven by our shift to our Colocation operations.
Total Colocation revenue was $34.1 million for the nine months ended September 30, 2025, compared to $15.9 million for the same period in the prior year. The $18.2 million increase was driven by primarily by the completion of data halls at our Denton, Texas data center during the quarters ended June 30, 2025 and September 30, 2025, and initial capacity at our Marble, North Carolina data center during the quarter ended September 30, 2025. Colocation operations began during the quarter ended June 30, 2024 at our Austin, Texas data center.
Cost of revenue

	Nine Months Ended September 30,
	2025	2024	$ Change
Cost of revenue	$222,113	$299,440	$(77,327)
Gross profit	17,143	116,307	(99,164)
Gross margin	7%	28%

Cost of revenue decreased by $77.3 million or 26%, to $222.1 million for the nine months ended September 30, 2025, from $299.4 million for the nine months ended September 30, 2024. As a percentage of total revenue, cost of revenue totaled 93% and 72% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cost of revenue was primarily attributable to:
•a $52.6 million decrease in power costs from lower rates and usage;
•a $32.3 million decrease in depreciation expense driven by an increase in the number of miners becoming fully depreciated;
•a $5.6 million decrease in proceed sharing costs due to the termination of our proceed sharing arrangements in 2024;
•a $2.6 million decrease in facility operation expenses, due primarily to lower facility maintenance expenses; and
•a $1.9 million decrease in stock-based compensation expense.
This decrease in cost of revenue was partially offset by:
•a $10.8 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•an $8.7 million increase in Colocation segment costs, primarily a $5.5 million increase in Colocation power fees passed through to the customer and a $3.2 million increase in Colocation rent expense due to the expansion of our Colocation operation.
(Increase) decrease in fair value of digital assets

	Nine Months Ended September 30,
	2025	2024	$ Change
(Increase) decrease in fair value of digital assets	$(30,066)	$247	$(30,313)
Percentage of total revenue	13%	—%
Change in fair value of digital assets was a gain of $30.1 million for the nine months ended September 30, 2025, and reflects the increase in the price of bitcoin and the higher balance of bitcoin held during the nine months ended September 30, 2025.
Loss on exchange or disposal of property, plant and equipment

	Nine Months Ended September 30,
	2025	2024	$ Change
Loss on exchange or disposal of property, plant and equipment	$7,105	$4,061	$3,044
Percentage of total revenue	3%	1%
Loss on exchange or disposal of property, plant and equipment increased by $3.0 million to $7.1 million for the nine months ended September 30, 2025, from $4.1 million for the nine months ended September 30, 2024. The loss for the nine months ended September 30, 2025 was primarily due to losses on disposal of transformers and miner equipment. The loss for the nine months ended September 30, 2024 was primarily due to demolition costs related to the Denton, Texas facility.
Selling, general and administrative

	Nine Months Ended September 30,
	2025	2024	$ Change
Selling, general and administrative	$166,409	$88,655	$77,754
Percentage of total revenue	70%	21%
Selling, general and administrative expenses increased $77.8 million or 88%, to $166.4 million for the nine months ended September 30, 2025, from $88.7 million for the nine months ended September 30, 2024. The increase was driven primarily by:

•a $31.7 million increase in stock-based compensation expense;
•a $26.8 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration;
•a $12.4 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount;
•$5.5 million of advisor fees related to the proposed merger with no comparable activity for the same period in fiscal 2024; and
•a $4.2 million increase in professional services.
This increase in selling, general and administrative was partially offset by a $0.9 million decrease in rent, a $0.6 million decrease in advertising and marketing, and a $0.6 million decrease in post-emergence bankruptcy advisor fees.
Non-operating expense, net

	Nine Months Ended September 30,
	2025	2024	$ Change
Non-operating expense (income), net:
Loss on debt extinguishment	$1,377	$487	$890
Interest (income) expense, net	(4,193)	35,934	(40,127)
Change in fair value of warrants and contingent value rights	363,358	1,144,441	(781,083)
Reorganization items, net	—	(111,439)	111,439
Loss on legal settlements	15,504	2,070	13,434
Other non-operating income, net	(73)	(1,926)	1,853
Total non-operating expense, net	$375,973	$1,069,567	$(693,594)
Total non-operating expense, net decreased by $693.6 million, to $376.0 million for the nine months ended September 30, 2025, from $1.07 billion for the nine months ended September 30, 2024. The decrease in total non-operating expense, net was primarily driven by:
•During the nine months ended September 30, 2025, we incurred a $781.1 million decrease in Change in fair value of warrant and contingent value rights due to a $3.89 per share increase in the Company’s stock price to $17.94 per share as of September 30, 2025, from $14.05 per share as of December 31, 2024, compared to a $8.42 increase in stock price to $11.86 as of September 30, 2024, from $3.44 as of January 23, 2024, the date the Company emerged from bankruptcy; and
•a $40.1 million decrease in Interest (income) expense, net driven primarily by an $22.5 million decrease in interest expense due to lower interest rates during the nine months ended September 30, 2025, and a $17.9 million increase in proceeds from money market funds.
This decrease was partially offset by:
•$111.4 million in Reorganization items, net incurred during the nine months ended September 30, 2024 with no related activity during the same period in the current year. Reorganization items, net consisted of costs directly associated with the reorganization during the bankruptcy period, including professional fees (including reimbursed third-party professional fees) and other bankruptcy related costs, negotiated settlements, satisfaction of allowed claims, and debtor-in-possession finance fees; and
•a $13.4 million increase in loss on legal settlements, related to claims made during bankruptcy.

Segment Total Revenue and Gross Profit
The following table presents total revenue and gross profit by reportable segment for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	$ Change
Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$187,041	$328,840	$(141,799)
Cost of digital asset self-mining:
Power fees	94,319	123,584	(29,265)
Depreciation expense	52,792	83,067	(30,275)
Employee compensation	23,411	15,712	7,699
Facility operations expense	7,458	9,695	(2,237)
Other segment items	2,217	4,062	(1,845)
Total cost of digital asset self-mining	180,197	236,120	(55,923)
Digital Asset Self-Mining gross profit	$6,844	$92,720	$(85,876)
Digital Asset Self-Mining gross margin	4%	28%	(24)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$18,131	$71,050	$(52,919)
Cost of digital asset hosted mining services:			—
Power fees	9,367	32,670	(23,303)
Depreciation expense	856	3,245	(2,389)
Employee compensation	2,225	4,244	(2,019)
Facility operations expense	665	2,499	(1,834)
Other segment items	201	6,730	(6,529)
Total cost of digital asset hosted mining services	13,314	49,388	(36,074)
Digital Asset Hosted Mining gross profit	$4,817	$21,662	$(16,845)
Digital Asset Hosted Mining gross margin	27%	30%	(4)%

Colocation Segment
Colocation revenue:
License fees	$22,853	$11,625	$11,228
Maintenance and other	1,628	82	1,546
Licensing revenue	24,481	11,707	12,774
Power fees passed through to customer	9,603	4,150	5,453
Total Colocation revenue	34,084	15,857	18,227
Cost of Colocation services:
Depreciation expense	389	57	332
Employee compensation	4,651	1,477	3,174
Facility operations expense	12,570	7,964	4,606
Other segment items	1,388	284	1,104
Cost of licensing revenue	18,998	9,782	9,216
Power fees passed through to customer	9,604	4,150	5,454
Total cost of Colocation services	28,602	13,932	14,670
Colocation gross profit	$5,482	$1,925	$3,557
Colocation licensing gross margin	22%	16%	6%
Colocation gross margin	16%	12%	4%

Consolidated
Consolidated total revenue	$239,256	$415,747	$(176,491)
Consolidated cost of revenue	$222,113	$299,440	$(77,327)
Consolidated gross profit	$17,143	$116,307	$(99,164)
Consolidated gross margin	7%	28%	(21)%

Digital Asset Self-Mining
For the nine months ended September 30, 2025, gross profit in the Digital Asset Self-Mining segment decreased by $85.9 million compared to the nine months ended September 30, 2024, reflecting a Digital Asset Self-Mining segment gross margin of 4% for the nine months ended September 30, 2025, compared to 28% for the nine months ended September 30, 2024. The decrease in the Digital Asset Self-Mining segment gross profit was primarily due to a 43% decrease in self-mining revenue driven by:
•a 67% decrease in bitcoin mined to 1,855 for the nine months ended September 30, 2025, compared to 5,621 for the nine months ended September 30, 2024, driven primarily by:
◦an approximate net decrease of 34,400 deployed mining units due primarily to the strategic shift to Colocation;
◦a 50% decrease in block rewards as a result of the April 2024 halving;
◦a 20% decrease in our self-mining hash rate to 16.3 EH/s for the nine months ended September 30, 2025, compared to 20.4 EH/s for the nine months ended September 30, 2024; and
◦a 48% increase in the six month average network difficulty driven by a 60% increase in the six month average network hash rate over prior year; partially offset by
•a 70% increase in the average price of bitcoin to $102,198 for the nine months ended September 30, 2025, compared to $60,031 for the nine months ended September 30, 2024.
This decrease in the digital asset self-mining revenue was partially offset by:
•a $55.9 million or 24% decrease in the total cost of digital asset self-mining driven by:
◦a $30.3 million or 36% decrease in depreciation expense, which was driven primarily by an approximate net decrease of 34,400 deployed miners during the current year; and
◦a $29.3 million decrease in power costs due primarily to lower power rates; partially offset by
◦a $7.7 million or 49% increase in employee compensation due to increases in bonuses and salaries driven primarily by an increase in employee headcount.
Digital Asset Hosted Mining
For the nine months ended September 30, 2025, gross profit in the Digital Asset Hosted Mining segment decreased by $16.8 million compared to the nine months ended September 30, 2024, reflecting a Digital Asset Hosted Mining segment gross margin of 27% for the nine months ended September 30, 2025, compared to a gross margin of 30% for the nine months ended September 30, 2024. The decrease in Digital Asset Hosted Mining segment gross margin for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily due to:
•a $52.9 million or 74% decrease in the digital asset hosted mining revenue driven primarily by our shift to Colocation operations, partially offset by:
• a $36.1 million or 73% decrease in the total cost of digital asset hosted mining services driven primarily by:
◦a $23.3 million decrease in power costs from lower usage driven primarily by our strategic shift to Colocation and lower rates;
◦a $6.5 million decrease in other segment costs; and
◦a $2.4 million decrease in depreciation expense and a $2.0 million decrease in employee compensation.
For the nine months ended September 30, 2025 and 2024, the top three hosting customers accounted for approximately 98% and 89%, respectively, of the Digital Asset Hosted Mining’s segment total revenue.
Colocation
For the nine months ended September 30, 2025, gross profit in the Colocation segment was $5.5 million compared to $1.9 million for the nine months ended September 30, 2024. The $3.6 million increase was driven primarily by the completion of data halls at our Denton, Texas data center during the quarters ended June 30, 2025 and September 30, 2025, and initial capacity at our Marble, North Carolina data center during the quarter ended September 30, 2025. Colocation operations began during the quarter ended June 30, 2024 at our Austin, Texas data center. Colocation revenue includes a base license fee as well as the direct pass-through of power costs to our client, with no margin added. Colocation costs consist primarily of lease expense, the direct pass-through of power costs, and direct and indirect facilities operations expenses, including personnel and benefit costs and stock-based compensation.

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Reportable segment gross profit	$17,143	$116,307	$(99,164)
(Increase) decrease in fair value of digital assets	(30,066)	247	(30,313)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on exchange or disposal of property, plant and equipment	7,105	4,061	3,044
Selling, general and administrative	166,409	88,655	77,754
Operating (loss) income	(126,305)	20,587	(146,892)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	487	890
Interest (income) expense, net	(4,193)	35,934	(40,127)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	363,358	1,144,441	(781,083)
Loss on legal settlements	15,504	2,070	13,434
Other non-operating income, net	(73)	(1,926)	1,853
Total non-operating expense, net	375,973	1,069,567	(693,594)
Loss before income taxes	$(502,278)	$(1,048,980)	$546,702
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operations primarily through debt issuances, cash generated from operations, including the sale of self-mined bitcoin and fees from leasing Colocation segment data center space, equipment financing arrangements, and sales of equity securities.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2025, that our operating cash flows, existing cash balances, and continued access to debt markets will be sufficient to satisfy our cash requirements over the next twelve months and beyond.
Cash, Cash Equivalents, Restricted Cash and Cash Flows
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of acquisition.

	September 30,	December 31,
	2025	2024	$ Change
Cash and cash equivalents	$453,443	$836,197	$(382,754)
Restricted cash	—	783	(783)
Total cash, cash equivalents and restricted cash	$453,443	$836,980	$(383,537)
As of September 30, 2025, the Company had no restricted cash. As of December 31, 2024, restricted cash consisted of cash held in escrow to pay for construction and development activities.

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	125,182	29,091
Investing activities	(467,425)	(66,394)
Financing activities	(41,294)	221,396
Cash, cash equivalents and restricted cash - end of period	$453,443	$253,802
Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures.
Operating Activities
Changes in net cash from operating activities results primarily from cash received from customer for hosting fees, colocation base license fees, and power fees. Other drivers of the changes in net cash from operating activities include research and development costs, sales and marketing costs and general and administrative expenses (including personnel expenses and fees for professional services) and interest payments on debt.
Net cash provided by operating activities was $125.2 million for the nine months ended September 30, 2025 and s $29.1 million for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily due to an increase of $387.4 million from operating assets and liabilities driven primarily by an increase in deferred revenue from colocation services of $323.8 million. The increase in net cash provided by operating activities was offset by a decrease of $189.5 million from our bitcoin holding strategy and a decrease of $101.9 million in net income after the effects of non-cash adjustments.

Investing Activities
Net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 and 2024, was $467.4 million and $66.4 million, respectively. Purchases of property, plant, and equipment were $454.2 million during the nine months ended September 30, 2025. Of those purchases, $405.3 million related to the Colocation segment and $48.9 million related to the digital asset mining segments. Prepaid base license fees of $323.8 million recognized as deferred revenue during the nine months ended September 30, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in net cash used in investing activities was further driven by investments in intangible assets of $10.2 million and a $5.0 million purchase of a strategic equity investment.

Financing Activities
Net cash used in financing activities consists of principal payments on debt, including notes payable and finance leases, net of proceeds from stock issuances.
Net cash used in financing activities was $41.3 million for the nine months ended September 30, 2025, compared to net cash provided of $221.4 million for the nine months ended September 30, 2024. The decrease was primarily driven by the absence of $447.6 million in proceeds from the issuance of convertible senior notes, $55.0 million in proceeds from the issuance of common stock and a $20.0 million draw from the exit facility that occurred in the prior-year period, which were partially offset by a $283.3 million reduction in principal payments on debt.

Future Commitments and Contractual Obligations
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and capital expenditures related to the conversion of a significant portion of our data centers to high-density colocation operations. Certain amounts included in our contractual obligations as of September 30, 2025, are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of September 30, 2025, we held 2,116 bitcoin, with a carrying value of $241.4 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the three months ended September 30, 2025 ranged from a low of $105,175 to a high of $124,474, with an average price of $114,388. Bitcoin prices for the nine months ended September 30, 2025 ranged from a low of $74,485 to a high of $124,474, with an average price of $102,198. A hypothetical 10% increase or decrease in the price of bitcoin produced during the three and nine months ended September 30, 2025, would have increased or decreased net loss by approximately $5.7 million and $18.7 million, respectively.

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that management believes materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We and CoreWeave have operated and, subject to and until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our and CoreWeave’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in a loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of the Company and CoreWeave’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company. If the Company and CoreWeave experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Merger in a timely manner or at all, and the price of CoreWeave Class A common stock to be issued to Company stockholders in the Merger could be adversely affected.
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
During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting,” and, as such, any risk factors referring to the “HPC Hosting” segment or “HPC hosting” business should be read as being applicable to our “Colocation” segment and “high-density colocation” business or “HDC.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2025, 0.1 million shares of New Common Stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds from the exercise of $1.1 million.
During the quarter ended September 30, 2025, 4.0 million shares of New Common Stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CORE SCIENTIFIC, INC.

Date: October 24, 2025	By:	/s/ Jim Nygaard
Jim Nygaard
Chief Financial Officer
(Duly Authorized Officer & Principal Financial Officer)