Form 10-K/A
period 2024-12-31
Core Scientific, Inc./tx
filed 2026-03-02
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 28, 2024 of $9.30, as reported on the Nasdaq Global Select Market, was approximately $1.75 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 20, 2025, 294,122,589 shares of Common Stock, par value $0.00001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2025 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into this Part III of this Form 10-K.

2

EXPLANATORY NOTE

Core Scientific, Inc. (the “Company”) is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 (hereinafter referred to as the “Original Filing” and, as amended, the “Amendment”) and is separately amending its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 (such amended reports, together with this Amendment, the “Amended Reports”), in each case to correct identified errors in its previously issued consolidated financial statements as further described below as well as in Note 3 — Restatement of Previously Issued Financial Statements, in Item 8 of Part II, to the restated consolidated financial statements included in this Amendment.
During the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company determined that property, plant and equipment was overstated as a result of the improper continued capitalization of carrying values of assets committed to demolition in connection with the conversion of certain facilities from digital asset mining operations to high-performance computing colocation infrastructure, which impacted the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2024, as well as the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025 (the “Non-Reliance Periods”). Specifically, the carrying values of assets committed to demolition were improperly capitalized rather than being written down to fair value through the recognition of impairment charges in the periods in which the commitment to demolish was made.
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued financial statements and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating its previously issued consolidated financial statements for the “Non-Reliance Periods.
As all material restatement information will be included in this Amendment and in the Amended Reports, the Company does not intend to amend any of the Company’s previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024 and September 30, 2024. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Non-Reliance Periods in the Amended Reports and in any future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, earnings releases and investor presentations and other communications describing the Company’s previously issued financial statements, financial results, and other related financial information related to the Non-Reliance Periods.
The cumulative impact of the corrections on the consolidated balance sheet as of December 31, 2024 resulted in an overstatement of property, plant and equipment, net of approximately $122.9 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the consolidated statements of operations for the year ended December 31, 2024 was an understatement of impairment of property, plant and equipment of approximately $122.9 million. The restatement had no impact on revenue, cost of revenue, or income tax expense, and no impact on net cash provided by or used in operating, investment, or finance activities for any period presented, as the corrections to net loss and impairment of property, plant and equipment are offsetting within cash flows from operating activities. There was no income tax effect as the Company maintains a full valuation allowance against its net deferred tax assets.
As a result of the errors described above, the Company has identified a material weakness in its internal control over financial reporting, as described in more detail in Part II, Item 9A – Controls and Procedures. The Company’s management reevaluated the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures and concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of the respective end dates of each of the Company’s fiscal years ended December 31, 2024 and December 31, 2025, and the Company’s disclosure controls and procedures were not effective as of the respective end dates of each of its interim Non-Reliance Periods within fiscal 2025. As a result of the material weakness, Marcum LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, has reissued its report on internal control over financial reporting in this Amendment to an adverse opinion that internal control over financial reporting was ineffective as of December 31, 2024. A discussion of the Company’s plans to remediate this material weakness are set forth in Part II, Item 9A – “Controls and Procedures”.
This Amendment amends and restates in their entirety the following items of the Original Filing:
•Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
• Item 8 — Financial Statements and Supplementary Data;

•Item 9A — Controls and Procedures; and
•Item 15 – Exhibits and Financial Statement Schedules.
In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment, and the consent of the Company’s independent registered public accounting firm is re-filed.
Except as described above, this Amendment does not amend, update or change any other items or disclosure contained in the Original Filing. This Amendment does not reflect events, results or developments occurring after the date of the Original Filing or modify or update the disclosures therein in any way, other than as required to reflect the effects of the restatement. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under Item 1. — “Business” and Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, source clean and renewable energy, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Amendment, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Item 1A. — “Risk Factors.” If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Amendment and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Amendment. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in the Original Filing, as amended by this Amendment, the following risks and uncertainties could materially or adversely affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially or adversely affect our business, financial condition and results of operations.
Except for the risk factor below titled, “We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Amendment. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”, this Item 1A. Risk Factors has not been updated to reflect developments occurring subsequent to the Original Filing.
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

•We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Amendment. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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
We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Amendment. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, management identified the following material weakness in the Company’s internal control over financial reporting, which existed as of December 31, 2024: the Company did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Note 3 — Restatement of Previously Issued Financial Statements in Item 8 of Part II, to the restated consolidated financial statements included in this Amendment, this material weakness resulted in the restatement of our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the year ended December 31, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025.
With the oversight of our senior management and Audit Committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including (i) implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment, and (ii) implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions.
While we believe the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that have led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.
If our disclosure controls and procedures or our internal control over financial reporting are not effective, the reliability of our financial reporting, investor confidence and the value of our securities could be materially and adversely affected. Any failure to implement and maintain effective internal control over financial reporting could result in additional errors in our financial statements that could require further restatement, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could adversely affect the trading price of our securities.
For more information relating to our disclosure controls and procedures and internal control over financial reporting, the material weakness and our remediation efforts, see Part II, Item 9A., Controls and Procedures, of this Amendment.
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

Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Amendment). This MD&A has been amended and restated to give effect to the restatement of the Company’s financial statements, as more fully described in Note 3 — Restatement of Previously Issued Financial Statements in Part II, Item 8 to the restated consolidated financial statements included in this Amendment. For further detail regarding the restatement, see “Explanatory Note” and Part II, Item 9A – “Controls and Procedures”. This section generally discusses the results of operations for 2024 compared to 2023. For discussion related to the results of operations and changes in consolidated financial condition for 2023 compared to 2022 refer to Part II, Item 7. — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal year 2023 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2024.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Amendment.
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
Our total revenue was $510.7 million, $502.4 million and $640.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. We generated an operating loss of $142.1 million and operating income of $9.0 million for the years ended December 31, 2024 and 2023, respectively, and an operating loss of $2.11 billion for the year ended December 31, 2022. We incurred net loss of $1.44 billion, $246.5 million and $2.15 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $157.4 million, $169.5 million and $(11.6) million for the years ended December 31, 2024, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
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
For more detailed information regarding the 2031 Convertible Notes Offering and the 2029 Convertible Notes Offering conversion, refer to Note 9 — Convertible and Other Notes Payable to our consolidated financial statements in Item 8 of Part II of this Amendment.

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
For more detailed information regarding our emergence from bankruptcy, refer to Notes 4 — Chapter 11 Filing and Emergence from Bankruptcy, 9 — Convertible and Other Notes Payable, 10 — Contingent Value Rights and Warrant Liabilities and 13 — Stockholders' Deficit to our consolidated financial statements in Item 8 of Part II of this Amendment.

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net loss, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) HPC organizational startup costs which are not reflective of the ongoing costs incurred after startup, (ix) impairment of property, plant and equipment, (x) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (xi) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net loss to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Amendment because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022, (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023[1]	2022[1]
Adjusted EBITDA
Net loss	$(1,437,874)	$(246,487)	$(2,146,318)
Adjustments:
Interest expense, net	37,070	86,238	96,826
Income tax expense (benefit)	859	683	(17,091)
Depreciation and amortization	113,205	96,003	225,259
Stock-based compensation expense	51,924	58,892	182,894
Unrealized fair value adjustment on energy derivatives	(2,262)	2,262	—
Impairment of goodwill and other intangibles	—	—	1,059,265
Impairment of property, plant and equipment	122,869	—	590,673
Losses on exchange or disposal of property, plant and equipment	4,210	1,956	28,025
Gain on sale of intangible assets	—	—	(5,904)
Loss (gain) on debt extinguishment	487	(20,065)	287
Cash restructuring charges	—	—	1,320
Fair value adjustment on acquired vendor liability	—	—	9,498
Equity line of credit expenses	—	—	1,668
HPC organizational startup costs	4,611	—	—
Post-emergence bankruptcy advisory costs	4,822	—	—
Change in fair value of convertible notes	—	—	186,853
Fair value adjustment on derivative warrant liabilities	—	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Change in fair value of warrants and contingent value rights	1,369,157	—	—
Other non-operating expenses (income), net	(325)	(2,530)	5,232
Other	123	1,474	5,276
Adjusted EBITDA	$157,437	$169,548	$(11,579)
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
Change in fair value of energy derivatives
The Change in fair value of energy derivatives represents changes in the fair value of the derivative liability related to the energy forward purchase contract described in more detail in “Energy Forward Purchase Contract” in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Amendment.
Impairment of property, plant and equipment
We test property, plant and equipment for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the property, plant and equipment. Property, plant and equipment may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
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

Results of Operations for the Year Ended December 31, 2024 and 2023
The following table sets forth our selected Consolidated Statements of Operations for each of the periods indicated (in thousands).

	Year Ended December 31,
	2024 (As Restated)	2023	$ Change
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$18,407
Digital asset hosted mining revenue from customers	77,554	102,005	(24,451)
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)
HPC hosting revenue	24,378	—	24,378
Total revenue	510,672	502,400	8,272
Cost of revenue:
Cost of digital asset self-mining	314,335	291,696	22,639
Cost of digital asset hosted mining services	53,558	87,245	(33,687)
Cost of HPC hosting services	21,709	—	21,709
Total cost of revenue	389,602	378,941	10,661
Gross profit	121,070	123,459	(2,389)
Change in fair value of digital assets	(1,052)	—	(1,052)
Gain from sale of digital assets	—	3,893	(3,893)
Impairment of digital assets	—	(4,406)	4,406
Change in fair value of energy derivatives	(2,757)	(3,918)	1,161
Impairment of property, plant and equipment	(122,869)	—	(122,869)
Losses on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(2,254)
Operating expenses:
Research and development	11,830	7,184	4,646
Sales and marketing	9,969	7,019	2,950
General and administrative	110,448	93,908	16,540
Total operating expenses	132,247	108,111	24,136
Operating (loss) income	(142,065)	8,961	(151,026)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	20,552
Interest expense, net	37,070	86,238	(49,168)
Reorganization items, net	(111,439)	191,122	(302,561)
Change in fair value of warrants and contingent value rights	1,369,157	—	1,369,157
Other non-operating income, net	(325)	(2,530)	2,205
Total non-operating expenses, net	1,294,950	254,765	1,040,185
Loss before income taxes	(1,437,015)	(245,804)	(1,191,211)
Income tax expense	859	683	176
Net loss	$(1,437,874)	$(246,487)	$(1,191,387)

Revenue

	Year Ended December 31,
	2024	2023	$ Change
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$18,407
Digital asset hosted mining revenue from customers	77,554	102,005	(24,451)
Digital asset hosted mining revenue from related parties	—	10,062	(10,062)
HPC hosting revenue	24,378	—	24,378
Total revenue	$510,672	$502,400	$8,272
Percentage of total revenue:
Digital asset self-mining revenue	80%	78%
Digital asset hosted mining revenue from customers	15%	20%
Digital asset hosted mining revenue from related parties	—%	2%
HPC hosting revenue	5%	—%
Total revenue	100%	100%
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
Impairment of property, plant and equipment

	Year Ended December 31,
	2024	2023	$ Change
Impairment of property, plant and equipment	(122,869)	—	(122,869)
Percentage of total revenue	(24)%	—%
Impairment of property, plant and equipment was $122.9 million for the year ended December 31, 2024, reflecting the impairment of fixed assets at sites committed to conversion from digital asset mining to high-density data center colocation operations during that period. No impairment charges were recorded for the year ended December 31, 2023.
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

A reconciliation of the reportable segment gross profit to loss before income taxes included in our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023	$ Change
Reportable segment gross profit	$121,070	$123,459	$(2,389)
Change in fair value of digital assets	(1,052)	—	(1,052)
Gain from sale of digital assets	—	3,893	(3,893)
Impairment of digital assets	—	(4,406)	4,406
Change in fair value of energy derivatives	(2,757)	(3,918)	1,161
Impairment of property, plant and equipment	(122,869)	—	(122,869)
Loss on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(2,254)
Operating expenses:
Research and development	11,830	7,184	4,646
Sales and marketing	9,969	7,019	2,950
General and administrative	110,448	93,908	16,540
Total operating expenses	132,247	108,111	24,136
Operating (loss) income	(142,065)	8,961	(151,026)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	20,552
Interest expense, net	37,070	86,238	(49,168)
Reorganization items, net	(111,439)	191,122	(302,561)
Change in fair value of warrants and contingent value rights	1,369,157	—	1,369,157
Other non-operating (income) expense, net	(325)	(2,530)	2,205
Total non-operating expenses, net	1,294,950	254,765	1,040,185
Loss before income taxes	$(1,437,015)	$(245,804)	$(1,191,211)
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
Historically, a substantial portion of our liquidity needs arose from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. During the fiscal year ended December 31, 2024, the Company successfully repaid a significant portion of its outstanding loans, notes, and obligations, issued in accordance with the Plan of Reorganization. This extinguishment of these loans, notes and obligations was achieved either through mandatory conversion events triggered by the Company's stock price or through proactive measures taken by the Company to settle its debts ahead of schedule. In part, the Company used its net proceeds from its 2029 Convertible Notes Offering and 2031 Convertible Notes Offering to extinguish its debt. For further information regarding the extinguishment of the Company’s debt and its private debt offerings, refer to Notes 9 — Convertible and Other Notes Payable and 10 — Contingent Value Rights and Warrant Liabilities to our consolidated financial statements in Item 8 of Part II of this Amendment.
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
Net cash provided by operating activities was $42.9 million for the year ended December 31, 2024 and $65.1 million for the year ended December 31, 2023. The decrease in net cash provided by operating activities was primarily due to a increase in net loss of $1.19 billion, a $194.6 million decrease in working capital components, a $143.8 million increase in non-cash reorganization items, a $82.1 million decrease in the fair value of contingent value rights, a $18.2 million increase in digital asset self-mining and shared hosting revenue, and a $7.0 million decrease in stock-based compensation. The decrease in net cash provided by operating activities was partially offset by a $1.45 billion increase in the fair value of warrant liabilities, a $122.9 million impairment to property, plant and equipment, a $20.6 million decrease in loss on debt extinguishment, and a $17.2 million increase in depreciation and amortization.
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
Debt Obligations and Interest Payments
As of December 31, 2024, future principal payment obligations on our convertible notes and other notes payable totaled $1.12 billion, of which $17.7 million is expected to be due within one year. Cash payments for expected interest on our convertible notes and other notes payable is $15.8 million within the next twelve months and $56.1 million thereafter. For more information, refer to Note 9 — Convertible and Other Notes Payable, to our consolidated financial statements in Item 8 of Part II of this Amendment.
Operating Lease Payments
As of December 31, 2024, our future payments under operating leases are $151.5 million, of which $18.6 million is due within one year. For more information, refer to Note 8 — Leases, to our consolidated financial statements in Item 8 of Part II of this Amendment.
Capital Expenditure Commitment
As of December 31, 2024, the Company was contractually committed for approximately $1.14 billion of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of its data centers to deliver hosting services for HPC. Of this amount, $899.3 million is reimbursable by our customer under our agreements. These capital expenditures are expected to occur over the next year. For additional discussion of Commitments and Contractual Obligations, refer to Note 12 — Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Amendment.
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
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Amendment.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in internal control - integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report, dated February 26, 2025, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is March 2, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weaknesses.

Restatement of 2024 Financial Statements

As discussed in Note 3, the accompanying financial statements as of December 31, 2024 and for the year then ended were restated to correct a misstatement relating to the Company’s accounting for property, plant, and equipment.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Digital Asset Self-Mining Revenue

We identified the accounting for revenue recognition from digital asset self-mining as a critical audit matter due to the complexities involved in auditing the completeness and occurrence of this revenue recognized by the Company. During the year ended December

31, 2024, the Company recognized revenue from digital asset self-mining of approximately $408.7 million. The Company’s management has exercised significant judgment in its determination of how existing accounting principles generally accepted in the United States should be applied to the accounting for revenue recognized from digital asset self-mining. In addition, the accounting for digital asset self-mining revenue recognized involved certain systems and applications subject to the general controls over the information technology (“IT”) environment of the Company.

The primary procedures we performed to address this critical audit matter included the following:

•Evaluated and tested the design and operating effectiveness of IT general controls over the Company’s IT environment and key financially relevant systems;
•Evaluated and tested the design and operating effectiveness of the financial controls pertaining to the Company’s processes for recognizing revenue from digital asset self-mining;
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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2022 through 2025.

Costa Mesa, CA
February 26, 2025, except for the effects of the restatement disclosed in Note 3, as to which the date is March 2, 2026.

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2024 (As Restated)	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$836,197	$50,409
Restricted cash	783	19,300
Accounts receivable	1,025	1,001
Digital assets	23,893	2,284
Prepaid expenses and other current assets	42,064	24,022
Total Current Assets	903,962	97,016
Property, plant and equipment, net	433,473	585,431
Operating lease right-of-use assets	114,472	7,844
Other noncurrent assets	24,039	21,865
Total Assets	$1,475,946	$712,156
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$19,265	$154,751
Accrued expenses and other current liabilities	69,230	179,636
Deferred revenue	18,134	9,830
Operating lease liabilities, current portion	9,974	77
Finance lease liabilities, current portion	1,669	19,771
Notes payable, current portion	16,290	124,358
Total Current Liabilities	134,562	488,423
Operating lease liabilities, net of current portion	97,843	1,512
Finance lease liabilities, net of current portion	3	35,745
Convertible and other notes payable, net of current portion	1,073,990	684,082
Contingent value rights	4,272	—
Warrant liabilities	1,097,285	—
Other noncurrent liabilities	11,040	—
Total liabilities not subject to compromise	2,418,995	1,209,762
Liabilities subject to compromise	—	99,335
Total Liabilities	2,418,995	1,309,097
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 and nil shares authorized at December 31, 2024 and December 31, 2023, respectively; none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock; $0.00001 and $0.0001 par value at December 31, 2024 and December 31, 2023, respectively; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 292,606 and 386,883 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	36
Additional paid-in capital	2,915,035	1,823,260
Accumulated deficit	(3,858,087)	(2,420,237)
Total Stockholders’ Deficit	(943,049)	(596,941)
Total Liabilities and Stockholders’ Deficit	$1,475,946	$712,156
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Revenue:
Digital asset self-mining revenue	$408,740	$390,333	$397,796
Digital asset hosted mining revenue from customers	77,554	102,005	130,234
Digital asset hosted mining revenue from related parties	—	10,062	29,454
Equipment sales to customers	—	—	11,391
Equipment sales to related parties	—	—	71,438
HPC hosting revenue	24,378	—	—
Total revenue	510,672	502,400	640,313
Cost of revenue:
Cost of digital asset self-mining	314,335	291,696	395,082
Cost of digital asset hosted mining services	53,558	87,245	169,717
Cost of equipment sales	—	—	67,114
Cost of HPC hosting services	21,709	—	—
Total cost of revenue	389,602	378,941	631,913
Gross profit	121,070	123,459	8,400
Change in fair value of digital assets	(1,052)	—	—
Gain from sale of digital assets	—	3,893	44,298
Impairment of digital assets	—	(4,406)	(231,315)
Change in fair value of energy derivatives	(2,757)	(3,918)	—
Impairment of goodwill and other intangibles	—	—	(1,059,265)
Impairment of property, plant and equipment	(122,869)	—	(590,673)
Losses on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(28,025)
Operating expenses:
Research and development	11,830	7,184	26,962
Sales and marketing	9,969	7,019	12,731
General and administrative	110,448	93,908	213,280
Total operating expenses	132,247	108,111	252,973
Operating (loss) income	(142,065)	8,961	(2,109,553)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	287
Interest expense, net	37,070	86,238	96,826
Change in fair value of convertible notes	—	—	186,853
Change in fair value of warrants and contingent value rights	1,369,157	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Other non-operating (income) expense, net	(325)	(2,530)	5,232
Total non-operating expenses, net	1,294,950	254,765	53,856
Loss before income taxes	(1,437,015)	(245,804)	(2,163,409)
Income tax expense (benefit)	859	683	(17,091)
Net loss	$(1,437,874)	$(246,487)	$(2,146,318)
Net loss per share, basic and diluted	$(4.87)	$(0.65)	$(6.30)
Weighted average shares outstanding, basic and diluted	255,832	379,863	340,647

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Net loss	$(1,437,874)	$(246,487)	$(2,146,318)
Other comprehensive income (loss), net of income taxes:
Change in fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $— , $— and $—	—	—	83,579
Release to Reorganization items, net of accumulated fair value attributable to instrument-specific credit risk of convertible notes measured at fair value under the fair value option, net of tax effect of $—, $— and $—	—	—	(72,613)
Total other comprehensive income, net of income taxes	—	—	10,966
Comprehensive loss	$(1,437,874)	$(246,487)	$(2,135,352)
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	10,826	$44,476	271,576	$27	$1,379,581	$(27,432)	$(10,966)	$1,341,210
Net loss	—	—	—	—	—	(2,146,318)	—	(2,146,318)
Other comprehensive income, net of income taxes	—	—	—	—	—	—	10,966	10,966
Stock-based compensation	—	—	—	—	182,894	—	—	182,894
Exercise of stock options	—	—	1,321	—	3,846	—	—	3,846
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	43,762	4	(31,650)	—	—	(31,646)
Restricted stock awards forfeited	—	—	(2,456)	—	—	—	—	—
Exercise of convertible notes	—	—	197	—	1,574	—	—	1,574
Cashless exercise of warrants	—	—	3,001	—	—	—	—	—
Issuances of common stock - equity line of credit	—	—	13,355	1	21,200	—	—	21,201
Conversion of contingently redeemable preferred stock to common stock	(10,826)	(44,476)	10,826	1	44,475	—	—	44,476
Issuances of common stock - Merger with XPDI	—	—	30,778	3	163,456	—	—	163,459
Issuances of common stock - financing transaction fees	—	—	1,285	—	2,960	—	—	2,960
Issuances of common stock - vendor settlement	—	—	1,580	—	12,674	—	—	12,674
Costs attributable to issuance of common stock and equity instruments - Merger with XPDI	—	—	—	—	(16,642)	—	—	(16,642)
Balance at December 31, 2022	—	—	375,225	36	1,764,368	(2,173,750)	—	(409,346)
Net loss	—	—	—	—	—	(246,487)	—	(246,487)
Stock-based compensation	—	—	—	—	58,892	—	—	58,892
Exercise of stock options	—	—	3	—	—	—	—	—
Restricted stock awards issued, net of shares withheld for tax withholding obligations	—	—	12,046	—	—	—	—	—
Restricted stock awards forfeited	—	—	(391)	—	—	—	—	—
Balance at December 31, 2023	—	$—	386,883	$36	$1,823,260	$(2,420,237)	$—	$(596,941)

Core Scientific, Inc.
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit (cont’d)
(in thousands)

	Contingently Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	—	$—	386,883	$36	$1,823,260	$(2,420,237)	$—	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	—	—	24	—	24
Balance at January 1, 2024, adjusted	—	—	386,883	36	1,823,260	(2,420,213)	—	(596,917)
Net loss	—	—	—	—	—	(1,437,874)	—	(1,437,874)
Stock-based compensation	—	—	—	—	52,411	—	—	52,411
Cancellation of common stock in connection with emergence	—	—	(386,883)	(36)	36	—	—	—
Issuance of new common stock in connection with emergence	—	—	152,576	2	296,893	—	—	296,895
Issuance of new common stock under the Equity Rights Offering	—	—	15,649	—	55,000	—	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	—	2,111	—	5,475	—	—	5,475
Issuance of new common stock for Bitmain obligation	—	—	10,735	—	27,839	—	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	—	—	33,202	—	—	33,202
Issuance of warrants	—	—	—	—	(345,856)	—	—	(345,856)
Exercise of stock options	—	—	—	—	9	—	—	9
Restricted stock awards issued, net of tax withholding obligations	—	—	4,543	—	(3,393)	—	—	(3,393)
Restricted stock awards forfeited	—	—	(40)	—	—	—	—	—
Exercise of warrants	—	—	61,565	1	704,710	—	—	704,711
Issuance of new common stock for New Secured Convertible Notes conversion	—	—	44,585	—	261,772	—	—	261,772
Issuance of new common stock for PIK interest	—	—	882	—	3,677	—	—	3,677
Balance at December 31, 2024 (As Restated)	—	$—	292,606	$3	$2,915,035	$(3,858,087)	$—	$(943,049)

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024 (As Restated)	2023		2022
Cash flows from Operating Activities:
Net loss	$(1,437,874)	$(246,487)		$(2,146,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,205	96,003		225,259
Losses on disposal of property, plant and equipment	4,210	1,956		28,025
Amortization of operating lease right-of-use assets	6,916	442		834
Stock-based compensation	51,924	58,892		182,894
Digital asset self-mining and shared hosting revenue	(425,253)	(407,082)		(397,796)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	402,461	404,686	—	444,353
Change in fair value of digital assets	1,052	—		—
Impairment of digital assets	—	4,406		231,315
Gain from sale of digital assets	—	(3,886)		(44,298)
Change in fair value of energy derivatives	(2,262)	—		—
Change in fair value of warrant liabilities	1,451,210	—		(37,937)
Change in fair value of contingent value rights	(82,053)	—		—
Change in fair value of convertible notes	—	—		186,853
Change in fair value of other liabilities	—	—		9,498
Loss (gain) on debt extinguishment	487	(20,065)		287
Loss on issuance of notes payable through settlements	—	8,515		—
Amortization of debt discount	3,756	752		7,135
Non-cash reorganization items	(143,791)	—		(199,707)
Non-cash PIK interest expense	3,676	—		—
Impairment of goodwill, other intangibles and property, plant and equipment	122,869	—		1,649,938
Provision for doubtful accounts	—	—		9,004
Equity line of credit expenses	—	—		1,668
Gain on sale of intangible assets	—	—		(5,904)
Deferred income taxes	—	—		(18,521)
Changes in operating assets and liabilities:
Accounts receivable, net	659	(767)		(7,856)
Accounts receivable from related parties	—	23		277
Deposits for equipment for sales to customers	—	(2,403)		50,174
Prepaid expenses and other current assets	(20,393)	(18,351)		51,818
Accounts payable	(12,272)	118,911		26,713
Accrued expenses and other	1,880	130,382		17,229
Deferred revenue from HPC hosting services	17,785	—		—
Deferred revenue from hosted mining services	(9,481)	(47,807)		16,483
Deferred revenue from related parties	—	—		(72,449)
Other noncurrent assets and liabilities, net	(5,815)	(13,006)		(3,784)
Net cash provided by operating activities	42,896	65,114		205,187
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(94,961)	(16,161)		(383,980)
Proceeds from sale of Cedarvale	—	13,998		—
Deposits for self-mining equipment	—	—		(217,677)
Proceeds from the sale of coupons	—	—		10,850
Investments in internally developed software	(231)	(833)		—
Other	—	—		29
Net cash used in investing activities	(95,192)	(2,996)		(590,778)
Cash flows from Financing Activities:
1 Proceeds from digital assets received as noncash revenue consideration liquidated nearly immediately after receipt as a routine operating activity.

Principal repayments of finance leases	(6,038)	(3,658)	(30,319)
Principal payments on debt	(304,819)	(40,991)	(113,290)
Proceeds from the issuance of 3.00% convertible senior notes, net	447,609	—	—
Issuance costs for 3.00% convertible senior notes	(2,529)	—
Proceeds from the issuance of 0.00% convertible senior notes, net	610,156	—	—
Issuance costs for 0.00% convertible senior notes	(1,313)	—	—
Proceeds from issuance of new common stock	55,000	—	—
Proceeds from draw from exit facility	20,000	—	—
Restricted stock tax holding obligations	(3,393)	—	—
Proceeds from exercise of warrants	4,885	—
Proceeds from exercise of stock options	9	—	25,049
Repurchase of common shares to pay employee withholding taxes	—	—	(31,646)
Proceeds from the XPDI merger, net of transaction costs	—	—	195,010
Proceeds from debt, net of issuance costs	—	—	261,349
Net cash provided by (used in) financing activities	819,567	(44,649)	306,153
Net increase (decrease) in cash, cash equivalents and restricted cash	767,271	17,469	(79,438)
Cash, cash equivalents and restricted cash—beginning of period	69,709	52,240	131,678
Cash, cash equivalents and restricted cash—end of period	$836,980	$69,709	$52,240

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
Our HPC hosting services provide colocation, facilities operations, security and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. The extension of our business into the HPC Hosting segment involves significant risk, including risks involving facility construction, supply chain and the risk of nonperformance by our single customer, as disclosed further in Part I, Item 1A. — “Risk Factors” of this Amendment.
Chapter 11 Filing and Emergence from Bankruptcy
On December 21, 2022, the Company and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 Cases were jointly administered under Case No. 22-90341. The Debtors continued to operate their business and manage their properties as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For detailed discussion about the Chapter 11 Cases, refer to Note 4 — Chapter 11 Filing and Emergence from Bankruptcy.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in the valuation of the Company’s common shares and the determination of the grant date fair value of stock-based compensation awards for periods prior to the Business Combination (as defined in Note 5 — Business Combination and Restructuring), the valuation of digital assets, property, plant and equipment, the initial measurement of lease liabilities, stock-based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
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
As of August 19, 2024, the Company is no longer required to sell bitcoin it earns through mining within ten days of receipt as provided by the terms of the recently extinguished debt facilities (Exit Credit Agreement, the Secured Notes and the New Secured Convertible Notes). See Note 9 — Convertible and Other Notes Payable. The Company intends to optimize cash received from bitcoin mining which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time. Digital assets are classified as current assets on the Company’s Consolidated Balance Sheets, reflecting management's current intent and expectation to convert these assets to cash within the next year. The classification of digital assets is evaluated regularly, and any change in management's intent or expectations regarding the timing of conversion to cash could result in a reclassification of these assets. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities if sold nearly immediately. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting.
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
Property, plant and equipment capitalized costs include the directly identifiable costs incurred to acquire, construct, install, or otherwise prepare the asset for its intended use and to put it into service. Directly identifiable costs include construction payroll and benefits and other direct capital project costs.
When management decides to abandon long-lived assets before the end of their previously estimated useful life, the Company considers whether an impairment of the related asset group has been triggered. If that asset group is no longer recoverable, an impairment is recognized for any excess of the asset group’s carrying value above its fair value. Thereafter, the estimated useful life, salvage value, and prospective depreciation of the affected assets are revised to reflect their shortened remaining useful life. The historical cost of assets, and related accumulated depreciation, are written off at the time that assets are removed from service.
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

Core Scientific, Inc.
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
Contingent Value Rights Liabilities
As described in Note 10 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”) which provides for the issuance of the contingent value rights (the “CVRs”) to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net loss.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

As described in Note 10 — Contingent Value Rights and Warrant Liabilities, on the Effective Date, pursuant to the Plan of Reorganization, holders of the Company’s previous common stock received warrants. The warrants are equity-linked instruments. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net income (loss).
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
For RSU awards with only service conditions, the estimated fair value of the equity awards is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service period for the entire award, which is generally the vesting period. For RSU awards with service and market conditions, the compensation expense is recognized for each separately vesting portion of the award, or tranche, as if it were a separate award with its own vesting and exercise conditions (i.e., on an accelerated attribution basis). The estimated fair value of each tranche is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service for the tranche. The requisite service period of each tranche is the greater of the

Core Scientific, Inc.
Notes to Consolidated Financial Statements
derived service period from the market condition or the service condition vesting period. See Note 13 — Stockholders' Deficit for more information about the service and market conditions associated with the Company’s equity awards.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 will be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of January 1, 2024, which resulted in the disclosure of significant segment expenses in Note 16 — Segment Reporting. There was no impact to the Company’s financial position, results of operations or cash flows as a result of the adoption.

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
3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company determined that property, plant and equipment was overstated as a result of the improper continued capitalization carrying values of assets committed to demolition in connection with the conversion of certain facilities from digital asset mining operations to HPC colocation infrastructure, which impacted the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024, as well as the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025. Specifically, the carrying values of assets committed to demolition were improperly capitalized rather than being written down to fair value through the recognition of impairment charges in the periods in which the commitment to demolish was made.
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued consolidated financial statements and condensed consolidated financial statements set forth above and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating herein its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024, and the consolidated financial statements as of and for the year ended December 31, 2024.
The cumulative impact of the errors as of December 31, 2024 resulted in an overstatement of property, plant and equipment, net of approximately $122.9 million and a corresponding understatement of accumulated deficit of the same amount. The restatement had no impact on revenue, cost of revenue, or income tax expense, and no impact on net cash provided by or used in operating, investing, or financing activities for any period presented, as the corrections to net loss and impairment of property, plant and equipment are

Core Scientific, Inc.
Notes to Consolidated Financial Statements
offsetting within cash flows from operating activities. There was no income tax effect as the Company maintains a full valuation allowance against its net deferred tax assets.
The following tables present the impact of the restatement on the affected line items of the Company’s previously issued consolidated financial statements (in thousands, except per share amounts):
Consolidated Balance Sheets

	June 30, 2024 (Unaudited)
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$549,994	$(97,261)	$452,733
Total Assets	761,456	(97,261)	664,195
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(3,014,418)	(97,261)	(3,111,679)
Total Stockholders’ Deficit	(1,083,874)	(97,261)	(1,181,135)
Total Liabilities and Stockholders’ Deficit	$761,456	$(97,261)	$664,195

	September 30, 2024 (Unaudited)
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$550,432	$(97,261)	$453,171
Total Assets	921,851	(97,261)	824,590
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(3,469,677)	(97,261)	(3,566,938)
Total Stockholders’ Deficit	(729,395)	(97,261)	(826,656)
Total Liabilities and Stockholders’ Deficit	$921,851	$(97,261)	$824,590

	December 31, 2024
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$556,342	$(122,869)	$433,473
Total Assets	1,598,815	(122,869)	1,475,946
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(3,735,218)	(122,869)	(3,858,087)
Total Stockholders’ Deficit	(820,180)	(122,869)	(943,049)
Total Liabilities and Stockholders’ Deficit	$1,598,815	$(122,869)	$1,475,946

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Impairment of property, plant and equipment	$—	97,261	$97,261	$—	97,261	$97,261
Operating loss	6,579	(97,261)	(90,682)	61,806	(97,261)	(35,455)
Loss before income taxes	(804,752)	(97,261)	(902,013)	(593,855)	(97,261)	(691,116)
Net loss	$(804,896)	$(97,261)	$(902,157)	$(594,205)	$(97,261)	$(691,466)

Net loss per share, basic and diluted	$(4.51)	$(0.54)	$(5.05)	$(2.87)	$(0.47)	$(3.34)

	For the Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Impairment of property, plant and equipment	$—	$97,261	$97,261
Operating loss	20,587	(97,261)	(76,674)
Loss before income taxes	(1,048,980)	(97,261)	(1,146,241)
Net loss	$(1,049,464)	$(97,261)	$(1,146,725)

Net loss per share, basic and diluted	$(3.71)	$(0.38)	$(4.09)

	For the Three Months Ended December 31, 2024			For the Year Ended December 31, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Impairment of property, plant and equipment	$—	$25,608	$25,608	$—	$122,869	$122,869
Operating loss	(39,783)	(25,608)	(65,391)	(19,196)	(122,869)	(142,065)
Loss before income taxes	(265,166)	(25,608)	(290,774)	(1,314,146)	(122,869)	(1,437,015)
Net loss	$(265,541)	$(25,608)	$(291,149)	$(1,315,005)	$(122,869)	$(1,437,874)

Net loss per share, basic and diluted	$(0.60)	$(0.09)	$(0.69)	$(4.39)	$(0.48)	$(4.87)
Consolidated Statements of Stockholders’ Deficit
The impact of the restatement on the Company’s consolidated statements of stockholders’ deficit is limited to the effect on accumulated deficit, as reflected in the consolidated balance sheet tables above. There was no impact to additional paid-in capital, common stock, or any other component of stockholders’ deficit.
Consolidated Statements of Cash Flows
The restatement had no impact on net cash provided by or used in operating, investing, or financing activities for any period presented. Within operating activities, the increase in net loss was offset by a corresponding increase in impairment of property, plant and equipment, a non-cash item added back in the reconciliation of net loss to net cash provided by operating activities.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
4. CHAPTER 11 FILING AND EMERGENCE FROM BANKRUPTCY
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
See Notes 9 — Convertible and Other Notes Payable, 10 — Contingent Value Rights and Warrant Liabilities, and 13 — Stockholders' Deficit for additional information about the Company’s emergence from bankruptcy.
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
Replacement DIP Credit Agreement
On February 2, 2023, the Bankruptcy Court entered an interim order authorizing, among other things, the Debtors to obtain senior secured non-priming super-priority replacement post-petition financing (the “Replacement DIP Facility”). On February 27, 2023, the Debtors entered into a senior secured super-priority replacement debtor-in-possession loan and security agreement governing the Replacement DIP Facility (the “Replacement DIP Credit Agreement”), with B. Riley Commercial Capital, LLC, as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “Replacement DIP Lender”). Proceeds of the Replacement DIP Facility were used to, among other things, repay amounts outstanding under the original debtor-in-

Core Scientific, Inc.
Notes to Consolidated Financial Statements
possession facility that was entered into in connection with the filing of the Chapter 11 Cases (the “Original DIP Facility”), including payment of all fees and expenses required to be paid under the terms of the Original DIP Facility. These funds, along with ongoing cash generated from operations, were anticipated to provide the necessary financing to effectuate the planned restructuring, facilitate the emergence from Chapter 11, and cover the fees and expenses of legal and financial advisors.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Huband-Mantor Construction Settlement
On August 18, 2023, the Bankruptcy Court entered an order (the “HMC Order”), approving the parties’ agreement to settle all claims of Huband-Mantor Construction (“HMC”) and its subcontractors against the Debtors and releasing any and all liens in favor of HMC and its subcontractors in exchange for the Debtors’ payment of $2 million and the Debtors’ execution of a promissory note in favor of HMC in the principal amount of $15.5 million. The promissory note is secured by a mortgage of the Debtors Cottonwood 1 facility in Texas. The satisfaction of the settlement resulted in a loss of $8.3 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 9 — Convertible and Other Notes Payable for further discussion of the promissory note.
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
ACM ELF ST LLC Lease Settlement
In September 2023, the Company entered into a $7.5 million equipment finance agreement with ACM ELF ST LLC in settlement and satisfaction of a previous equipment finance agreement which resulted in a gain of $5.0 million recorded to Reorganization items, net in the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 9 — Convertible and Other Notes Payable for further discussion of the promissory note.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
5. BUSINESS COMBINATION AND RESTRUCTURING
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
6. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of December 31, 2024 and December 31, 2023 consist of the following (in thousands):

	December 31, 2024 (As Restated)	December 31, 2023	Estimated Useful Lives
Land and improvements[1]	$17,215	$21,852	20 years
Building and improvements	186,267	164,495	12 to 39 years
Mining and network equipment[2]	413,296	441,404	3 to 5 years
Electrical equipment[3]	74,077	64,810	5 to 15 years
Other property, plant and equipment[4]	2,764	2,935	5 to 7 years
Total	693,619	695,496
Less: accumulated depreciation and amortization[5]	372,112	293,974
Total	321,507	401,522
Add: Construction in progress	111,966	183,909
Property, plant and equipment, net	$433,473	$585,431
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

During the year ended December 31, 2024, the Company recognized an impairment charge of $122.9 million related to property, plant and equipment committed to demolition in connection with the conversion of data center facilities from digital asset mining to high-density colocation operations. These charges represent the excess of the carrying value of the identified assets over their estimated fair value. The fair value measurement date is the date on which the commitment to demolish is made, which generally coincides with the execution of a colocation customer contract and commitment to site redevelopment plans. Fair value was determined using a market approach based on estimated salvage and scrap proceeds for the affected assets, which were determined to be nominal. These are non-recurring Level 3 fair value measurements, and the significant unobservable input is the estimated salvage and scrap value of the affected assets, which was determined to be nominal. These charges are presented as impairment of property, plant and equipment in the Consolidated Statements of Operations. There were no other indicators of impairment of long-lived asset groups for the years ended December 31, 2024 and 2023.

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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
7. BALANCE SHEET COMPONENTS
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
8. LEASES
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
9. CONVERTIBLE AND OTHER NOTES PAYABLE
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
1 Replacement DIP Credit Agreement, see Note 4 — Chapter 11 Filing and Emergence from Bankruptcy for further information.
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

As discussed in Note 4 — Chapter 11 Filing and Emergence from Bankruptcy, under the NYDIG Order, the final shipment of miners that served as collateral under the NYDIG loan occurred during the quarter ended March 31, 2023, after which the NYDIG Loan was extinguished in full and the Company recorded a $20.8 million Gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.

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

In August 2022, the Company amended the Bridge Notes to, among other things, extend the maturity date to June 2023 (the “Amended Bridge Notes”). Under the terms of the modified agreement, $37.5 million of principal payments previously due in the second half of 2022 were now due in the first half of 2023. The Amended Bridge Notes required the proceeds of (i) any equity issuances (other than issuances consummated for purposes of making tax payments in connection with the vesting of restricted stock and restricted stock units and equity line of credit under the Equity Line of Credit discussed in Note 13 — Stockholders' Deficit (“ELOC”) sales), (ii) any secured debt incurred on or after April 7, 2022 (other than purchase money debt) in excess of $500 million and (iii) any ELOC sales in an amount equal to 25% of the net cash proceeds received from any such ELOC sale, in each case, to be applied by us to repay the outstanding principal amount of the Amended Bridge Notes. On August 1, 2022, the Company issued a total of 0.4 million shares of Common Stock to B. Riley Securities, Inc., an affiliate of B. Riley Commercial Capital, in satisfaction of an advisory fee for providing advisory services to the Company in connection with entering into the Amended Bridge Notes.

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

Trilogy Note - As discussed in Note 4 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with Trilogy LLC which resulted in the issuance of an unsecured Promissory note (the “Trilogy Note”) with a principal amount of $2.9 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Didado Note- As discussed in Note 4 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with J.W. Didado Electric, LLC, (“Didado”) which resulted in the issuance of an unsecured Promissory note (the “Didado Note”) with a principal amount of $13.0 million dated October 6, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 36 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

Harper Note - As discussed in Note 4 — Chapter 11 Filing and Emergence from Bankruptcy, the Company entered into a settlement agreement with Harper Construction Company, Inc, (“Harper”) which resulted in the issuance of an unsecured Promissory note (the “Harper Note”) with a principal amount of $4.7 million dated November 9, 2023. The note bears interest at a contractual rate per annum of 5.0% and has a term of 30 months from issuance. The Company was required to make monthly payments of principal and interest with interest being recognized using an effective interest rate of 15.0%.

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
10. CONTINGENT VALUE RIGHTS AND WARRANT LIABILITIES
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
Effect of Chapter 11 Filing
As discussed in Note 4 — Chapter 11 Filing and Emergence from Bankruptcy, liabilities that may be affected by the Plan of Reorganization must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court. The warrants were classified as liabilities subject to compromise at their expected allowed amount of zero as of December 31, 2023. Their fair value of $0.3 million was derecognized as a gain in Reorganization items, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2022.

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
11. FAIR VALUE MEASUREMENTS
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
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, including property, plant and equipment, and intangible assets (other than digital assets) are measured at estimated fair value on a nonrecurring basis and are adjusted only upon impairment or when held for sale. Prior to the adoption of ASU 2023-08, digital assets were subject to nonrecurring fair value adjustments only when impairment was recognized. Refer to Note 2 — Summary of Significant Accounting Policies and Note 6 — Property, Plant, and Equipment, for more information regarding fair value considerations when measuring impairment.
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
12. COMMITMENTS AND CONTINGENCIES
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
On January 24, 2025, the Company reached a settlement with Mr. Dean for $2.8 million and agreed to issue 561,866 shares of common stock to resolve the matter. The shares issued in settlement were drawn from the shares of New Common Stock held in reserve for disputed claims as described in Note 13 — Stockholders' Deficit and do not represent a new issuance of shares.
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
On January 28, 2025, the Company reached a settlement with GEM for $4.0 million and agreed to issue 817,775 shares of common stock to resolve the matter. The shares issued in settlement were drawn from the shares of New Common Stock held in reserve for disputed claims as described in Note 13 — Stockholders' Deficit and do not represent a new issuance of shares.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and December 31, 2023, there were no other material loss contingency accruals for legal matters.
Leases—See Note 8 — Leases for additional information.
13. STOCKHOLDERS' DEFICIT
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
Convertible Note Exercises
As discussed in Note 9 — Convertible and Other Notes Payable, the Company issued $514.8 million of Convertible Notes in 2021 along with issuing an additional $31.4 million from issuance through December 31, 2022, as payment-in-kind interest on convertible notes outstanding. The Convertible Notes became convertible into common shares at the option of the holder at a conversion price equal to $8.00 per share upon the closing of the Merger Agreement with XPDI in January 2022. During the year ended December 31, 2022, $1.6 million of Convertible Notes were exercised resulting in 0.2 million shares issued to the holders of the Convertible Notes that were exercised. There were no exercises of Convertible Notes during the year ended December 31, 2023.
SPAC Vesting Shares
1.7 million common shares are subject to vesting requirements, as described further in Note 5 — Business Combination and Restructuring. These contingently issuable shares do not require future service in order to vest and do not result in stock-based compensation expense. The SPAC Vesting Shares are accounted for as an equity contract, and meet the criteria for equity classification. The Company has recorded the SPAC Vesting Shares within additional paid-in capital on the Company’s Consolidated Balance Sheets as of December 31, 2023.
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
Expected Dividends—The Company has no history of paying cash dividends and has no present intention to pay common stock cash dividends in the future; as a result, the expected dividend yield was —% for the stock options that were granted.

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
14. INCOME TAXES
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The reconciliation between the U.S. statutory tax rate and the Company’s effective tax is presented as follows (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023	2022
U.S. federal statutory income tax benefit applied to loss before income taxes	$(301,774)	$(51,619)	$(454,316)
State income taxes, net of federal benefit	5,746	12,325	(31,667)
Stock compensation	14,319	16,578	4,789
Non-deductible interest	2,875	11,659	11,366
Fair value adjustment - convertible notes	287,523	—	(10,942)
Reorganization costs	1,508	40,572	—
Non-deductible expenses	—	—	288
Valuation allowance	(9,500)	(29,195)	241,892
Goodwill impairment	—	—	221,499
Other permanent items	162	363	—
Total income tax expense (benefit)	$859	$683	$(17,091)
The Company’s deferred tax assets and liabilities are detailed as follows (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Deferred tax assets:
Net operating loss carryforward	$70,530	$73,272	$79,729
Capital loss carryforward	48,007	50,313	52,765
Deferred interest carryforward	23,858	18,438	11,289
Research tax credit carryforward	1,005	483	404
Reserves and accruals	4,773	2,440	4,248
Stock-based compensation	6,705	17,614	16,917
Derivatives	228	—	—
Property, plant and equipment, net	48,586	53,334	75,349
Digital asset impairment loss	—	6	—
Debt extinguishment loss	—	2,446	2,561
Intangibles (other than goodwill)	2,266	2,660	2,301
Leases	23,455	2,099	7,062
Capitalized research and development expenses	4,872	4,226	801
Other	470	6	169
Gross deferred tax assets	234,755	227,337	253,595
Valuation allowance	(209,852)	(219,515)	(248,710)
Deferred tax assets, net of valuation allowance	24,903	7,822	4,885
Deferred tax liabilities:
Deferred settlement	—	(6,031)	—
Operating lease ROU assets	(24,903)	(1,791)	(4,885)
Deferred tax liabilities, net	(24,903)	(7,822)	(4,885)
Total net deferred tax assets (liabilities)	$—	$—	$—

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Beginning Balance	$219,515	$248,710	$6,781
Change related to current net operating losses and impairments	16,612	(561)	241,892
Change related to deferred tax adjustments	(2,488)	(37,485)	37
Change related to prior period adjustments	6,409	8,851	—
Change related to restructuring	(30,196)	—	—
Ending Balance	$209,852	$219,515	$248,710
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the positive and negative evidence available, the Company has recorded a valuation allowance of $209.9 million. The valuation allowance primarily relates to deferred tax assets for fixed assets, deferred interest carryforwards, net operating loss carryforwards and capital loss carryforwards.
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
15. NET LOSS PER SHARE
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Numerator:
Net loss	$(1,437,874)	$(246,487)	$(2,146,318)
Add: Change in fair value of Tranche 2 Warrants	192,585	—	—
Basic and diluted net loss	$(1,245,289)	$(246,487)	$(2,146,318)
Denominator:
Weighted average shares outstanding - basic and diluted	255,832	379,863	340,647
Net loss per share - basic and diluted	$(4.87)	$(0.65)	$(6.30)

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
16. SEGMENT REPORTING
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, is as follows (in thousands):

	Year Ended December 31,
	2024 (As Restated)	2023	2022
Reportable segment gross profit	$121,070	$123,459	$8,400
Change in fair value of digital assets	(1,052)	—	—
Gain from sale of digital assets	—	3,893	44,298
Impairment of digital assets	—	(4,406)	(231,315)
Change in fair value of energy derivatives	(2,757)	(3,918)	—
Impairment of goodwill and other intangibles	—	—	(1,059,265)
Impairment of property, plant and equipment	(122,869)	—	(590,673)
Losses on exchange or disposal of property, plant and equipment	(4,210)	(1,956)	(28,025)
Operating expenses:
Research and development	11,830	7,184	26,962
Sales and marketing	9,969	7,019	12,731
General and administrative	110,448	93,908	213,280
Total operating expenses	132,247	108,111	252,973
Operating (loss) income	(142,065)	8,961	(2,109,553)
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	487	(20,065)	287
Interest expense, net	37,070	86,238	96,826
Fair value adjustment on convertible notes	—	—	186,853
Fair value adjustment on derivative warrant liabilities	—	—	(37,937)
Reorganization items, net	(111,439)	191,122	(197,405)
Change in fair value of warrants and contingent value rights	1,369,157	—	—
Other non-operating (income) expense, net	(325)	(2,530)	5,232
Total non-operating expenses, net	1,294,950	254,765	53,856
Loss before income taxes	$(1,437,015)	$(245,804)	$(2,163,409)

17. RELATED PARTY TRANSACTIONS
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
18. SUBSEQUENT EVENT
On February 26, 2025, the Company announced a new agreement with CoreWeave to deliver an additional 70 MW of infrastructure at the Company’s Denton, Texas facility. Under the terms of this agreement, the Company is contractually committed to approximately $104 million in capital expenditures.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated)
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Filing, that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Subsequent to the filing of the Original Filing, the Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting (Restated)” below.
Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, will not prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management’s Report on Internal Control over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024 based on the COSO Framework.
The Company has reevaluated the effectiveness of its internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2024.
A company’s internal control over financial reporting includes those policies and procedures that:
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following material weakness in internal control over financial reporting as of December 31, 2024:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the consolidated balance sheet and impairment of property, plant and equipment on the consolidated statement of operations, which were corrected prior to the issuance of the restated consolidated financial statements as of and for the year ended December 31, 2024, and resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.
Our independent registered public accounting firm, Marcum LLP, who audited the consolidated financial statements included in this Amendment, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Marcum LLP’s report appears on page 132 of this Amendment.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we are in the process of developing and implementing a remediation plan to address the material weakness identified above. Elements of the plan include the following:
• implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment.
• implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions.
We believe our remediation plan will be sufficient to remediate the material weakness. However, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. As we test our internal controls over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.
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

Changes in Internal Control over Financial Reporting
Other than the remediation of the prior year material weaknesses, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as the circumstances that led to the restatement of the Company’s previously issued consolidated financial statements had not yet been identified.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Stockholders and Board of Directors of
Core Scientific, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Core Scientific, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Report on Internal Control over Financial Reporting”:

•We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2024 financial statements and this report does not affect our report dated February 26, 2025, except for the effects of the restatement disclosed in Note 3, as to which the date is March 2, 2026, on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, changes in contingently redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes of the Company and our report dated February 26, 2025, except for the effects of the restatement disclosed in Note 3, as to which the date is March 2, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP
Costa Mesa, CA
February 26, 2025, except for the effect of the material weakness described in the third paragraph above, as to which the date is March 2, 2026.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
1. Consolidated Financial Statements

The following consolidated financial statements of Core Scientific, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm; Marcum LLP	63
Consolidated Balance Sheets as of December 31, 2024 and 2023	65
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	66
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	67
Consolidated Statements of Changes in Contingently Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2024, 2023 and 2022	68
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	70
Notes to Consolidated Financial Statements	73
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

19	Core Scientific, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-40046) filed with the SEC on February 27, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-40046) filed with the SEC on February 27, 2025).
23.1*	Consent of Marcum LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Exhibit Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed or furnished herewith.
#	Indicates management contract or compensatory plan.
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

Core Scientific, Inc.

Date: March 2, 2026	By:	/s/ Jim Nygaard
Jim Nygaard
Chief Financial Officer
(Principal Financial and Accounting Officer)