Form 10-Q/A
period 2025-03-31
Core Scientific, Inc./tx
filed 2026-03-02
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Core Scientific, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2025 (hereinafter referred to as the “Original Filing” and, as amended, the “Amendment”), and is separately amending its Annual Report on Form 10-K for the year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 and September 30, 2025 (such amended reports, together with this Amendment, the “Amended Reports”), in each case to correct identified errors in its previously issued consolidated financial statements as further described below as well as in Note 3 – Restatement of Previously Issued Financial Statements, in Part I. Item 1 – Financial Statements, to the restated condensed consolidated financial statements included in this Amendment.
During the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company determined that property, plant and equipment was overstated as a result of the improper continued capitalization of carrying values of assets committed to demolition in connection with the conversion of certain facilities from digital asset mining operations to high-performance computing colocation infrastructure, which impacted the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024, as well as the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025 (the “Non-Reliance Periods”). Specifically, the carrying values of assets committed to demolition were improperly capitalized rather than being written down to fair value through the recognition of impairment charges in the periods in which the commitment to demolish was made.
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued financial statements and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating its previously issued consolidated financial statements for the Non-Reliance Periods.
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
The cumulative impact of the corrections on the condensed consolidated balance sheet as of March 31, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $127.3 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the three months ended March 31, 2025 was an understatement of selling, general and administrative expense of approximately $4.4 million. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax effect as the Company maintains a full valuation allowance against its net deferred tax assets.
As a result of the errors described above, the Company has identified a material weakness in its internal control over financial reporting, as described in more detail in Part I. Item 4 — Controls and Procedures. The Company’s management reevaluated the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures and concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of the respective end dates of each of the Company’s fiscal years ended December 31, 2024 and December 31, 2025, and the Company’s disclosure controls and procedures were not effective as of the respective end dates of each of its interim Non-Reliance Periods within 2025. A discussion of the Company’s plans to remediate this material weakness are set forth in Part I. Item 4 – Controls and Procedures.
This Amendment amends and restates in their entirety the following items of the Original Filing:
•Item 1 — Financial Statements;
•Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations;
•Item 4 — Controls and Procedures;

•Item 1A — Risk Factors; and
•Item 6 — Exhibits
In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, this Amendment does not amend, update or change any other items or disclosure contained in the Original Filing. This Amendment does not reflect events, results or developments occurring after the date of the Original Filing or modify or update the disclosures therein in any way, other than as required to reflect the effects of the restatement. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and the Company's filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under Part I. Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Amendment, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described under Part II. Item 1A of this Amendment and in Part I. Item 1A. — “Risk Factors” of the Company’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 2, 2026. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this Amendment and should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Amendment. The Company anticipates that subsequent events and developments will cause the Company’s assessments to change. However, while the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2025 (As Restated)	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$697,942	$836,197
Restricted cash	783	783
Accounts receivable	1,018	1,025
Digital assets	80,646	23,893
Prepaid expenses and other current assets	52,789	42,064
Total Current Assets	833,178	903,962
Property, plant and equipment, net	522,980	433,473
Operating lease right-of-use assets	111,203	114,472
Other noncurrent assets	30,699	24,039
Total Assets	$1,498,060	$1,475,946
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$6,328	$19,265
Accrued expenses and other current liabilities	95,492	69,230
Deferred revenue	60,872	18,134
Operating lease liabilities, current portion	9,982	9,974
Finance lease liabilities, current portion	1,161	1,669
Notes payable, current portion	16,214	16,290
Contingent value rights, current portion	5,461	—
Total Current Liabilities	195,510	134,562
Operating lease liabilities, net of current portion	94,953	97,843
Convertible and other notes payable, net of current portion	1,071,843	1,073,990
Contingent value rights, net of current portion	11,628	4,272
Warrant liabilities	421,902	1,097,285
Other noncurrent liabilities	11,042	11,043
Total Liabilities	1,806,878	2,418,995
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 299,087 and 292,606 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	2,973,015	2,915,035
Accumulated deficit	(3,281,836)	(3,858,087)
Total Stockholders’ Deficit	(308,818)	(943,049)
Total Liabilities and Stockholders’ Deficit	$1,498,060	$1,475,946
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025 (As Restated)	2024
Revenue:
Digital asset self-mining revenue	$67,179	$149,959
Digital asset hosted mining revenue from customers	3,773	29,332
Colocation revenue	8,573	—
Total revenue	79,525	179,291
Cost of revenue:
Cost of digital asset self-mining	61,170	81,564
Cost of digital asset hosted mining services	2,036	20,081
Cost of Colocation services	8,106	—
Total cost of revenue	71,312	101,645
Gross profit	8,213	77,646
Change in fair value of digital assets	10,688	—
Gain from sales of digital assets	—	(543)
Change in fair value of energy derivatives	—	2,218
Losses on disposal of property, plant and equipment	6	3,820
Selling, general and administrative	44,557	16,924
Operating (loss) income	(47,038)	55,227
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50
Interest (income) expense, net	(2,187)	14,087
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Reorganization items, net	—	(111,439)
Other non-operating expense, net	157	1,746
Total non-operating income, net	(623,494)	(155,670)
Income before income taxes	576,456	210,897
Income tax expense	205	206
Net income	$576,251	$210,691
Net income per share (Note 12)
Basic	$1.42	$0.91
Diluted	$1.24	$0.78
Weighted average shares outstanding
Basic	315,186	230,954
Diluted	363,314	282,531
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,858,087)	(943,049)
Net income	—	—	—	576,251	576,251
Stock-based compensation	—	—	16,405	—	16,405
Restricted stock awards issued, net of shares withheld for tax withholding obligations	2,981	—	(50)	—	(50)
Exercise of warrants	3,500	$—	41,625	—	41,625
Balance at March 31, 2025 (As Restated)	299,087	$3	$2,973,015	$(3,281,836)	$(308,818)
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

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025 (As Restated)	2024
Cash flows from Operating Activities:
Net income	$576,251	$210,691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,731	28,996
Losses on disposal of property, plant and equipment	6	3,820
Amortization of operating lease right-of-use assets	2,676	770
Stock-based compensation	16,185	(1,060)
Digital asset self-mining and shared hosting revenue	(67,441)	(149,959)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	152,810
Change in fair value of digital assets	10,688	—
Gain from sale of digital assets	—	(543)
Change in fair value of energy derivatives	—	(797)
Change in fair value of warrant liabilities	(634,280)	(18,390)
Change in fair value of contingent value rights	12,816	(41,724)
Loss on debt extinguishment	—	50
Amortization of debt discount	1,732	660
Non-cash reorganization items	—	(143,791)
Changes in operating assets and liabilities:
Accounts receivable, net	6	(106)
Prepaid expenses and other current assets	(10,469)	(5,989)
Accounts payable	(14,295)	(9,735)
Accrued expenses and other	2,712	(10,351)
Deferred revenue from colocation services	42,005	—
Deferred revenue from hosted mining services	734	(580)
Other noncurrent assets and liabilities, net	(4,098)	7,402
Net cash (used in) provided by operating activities	(45,041)	22,174
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(83,980)	(31,894)
Purchase of equity investments	(5,000)	—
Investments in internally developed software	(36)	(76)
Net cash used in investing activities	(89,016)	(31,970)
Cash flows from Financing Activities:
Principal repayments of finance leases	(509)	(3,554)
Principal payments on debt	(3,955)	(13,702)
Proceeds from exercise of warrants	266	—
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(4,198)	54,363
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,255)	44,567
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$698,725	$114,276

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.
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
The Company intends to optimize cash received from bitcoin mining which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time. Digital assets are classified as current assets on the Company’s condensed consolidated balance sheets, reflecting management's current intent and expectation to convert these assets to cash within the next year. The classification of digital assets is evaluated regularly, and any change in management's intent or expectations regarding the timing of conversion to cash could result in a reclassification of these assets. Sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities if sold nearly immediately. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting.

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
Property, Plant and Equipment, Net
Property, plant, and equipment includes the cost of land, buildings, and improvements for datacenter and support facilities and the Company’s corporate office space. Property and equipment further consists of computer, mining, network, electrical and other equipment, including property and equipment under finance leases. Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized at cost and amortized over the shorter of their estimated useful lives or the lease term. Future obligations related to finance leases are presented as Finance lease liabilities, current portion and Finance lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets. Depreciation expense, including amortization of assets held under finance leases, is primarily included in cost of revenue in the Company’s condensed consolidated statements of operations.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
GAAP sets forth a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are included within Income Tax Expense. Accrued interest and penalties are included in the related tax liability line in the Company’s condensed consolidated balance sheets.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.
There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s unaudited condensed consolidated financial statements.
3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company determined that property, plant and equipment was overstated as a result of the improper continued capitalization of carrying values of assets committed to demolition in connection with the conversion of certain facilities from digital asset mining operations to high-performance computing colocation infrastructure, which impacted the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024, as well as the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025. Specifically, the carrying values of assets committed to demolition were improperly capitalized rather than being written down to fair value through the recognition of impairment charges in the periods in which the commitment to demolish was made.
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued consolidated financial statements and condensed consolidated financial statements set forth above and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating herein its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2025.
The cumulative impact of the errors on the condensed consolidated balance sheet as of March 31, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $127.3 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the three months ended March 31, 2025 was an understatement of selling, general and administrative expense of approximately $4.4 million. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax expense effect as the Company maintains a full valuation allowance against its net deferred tax assets.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables present the impact of the restatement on the affected line items of the Company’s previously issued condensed consolidated financial statements (in thousands, except per share amounts):
Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$650,291	$(127,311)	$522,980
Total Assets	1,625,371	(127,311)	1,498,060
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(3,154,525)	(127,311)	(3,281,836)
Total Stockholders’ Deficit	(181,507)	(127,311)	(308,818)
Total Liabilities and Stockholders’ Deficit	$1,625,371	$(127,311)	$1,498,060

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2025
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Selling, general and administrative	$40,115	$4,442	$44,557
Operating loss	(42,596)	(4,442)	(47,038)
Income before income taxes	580,898	(4,442)	576,456
Net income	$580,693	$(4,442)	$576,251

Net income per share
Basic	$1.44	$(0.02)	$1.42
Diluted	$1.25	$(0.01)	$1.24
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2025
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Cash flows from Operating Activities:
Net income	580,693	(4,442)	576,251
Net cash (used in) provided by operating activities	$(40,599)	$(4,442)	$(45,041)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(88,422)	4,442	(83,980)
Net cash used in investing activities	$(93,458)	$4,442	$(89,016)
Condensed Consolidated Statements of Stockholders’ Deficit
The impact of the restatement on the Company’s condensed consolidated statements of stockholders’ deficit is limited to the effect on accumulated deficit, as reflected in the condensed consolidated balance sheet table above. There was no impact to additional paid-in capital, common stock, or any other component of stockholders’ deficit.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025 (As Restated)	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$18,699	$17,215	20 years
Building and improvements	186,504	186,267	10 to 39 years
Mining and network equipment	413,142	413,296	3 to 5 years
Electrical equipment[2]	73,719	74,077	5 to 15 years
Other property, plant and equipment[3]	2,838	2,764	5 to 7 years
Total	694,902	693,619
Less: accumulated depreciation and amortization[4]	393,373	372,112
Total	301,529	321,507
Add: Construction in progress	221,451	111,966
Property, plant and equipment, net	$522,980	$433,473
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
8. FAIR VALUE MEASUREMENTS
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
For the three months ended March 31, 2025, the Company recorded $0.2 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 2.8%, state taxes (0.1)%, non-deductible loss on warrant and contingent liabilities (24.6)% and other items 0.9%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
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
Stock-based compensation expense for the three months ended March 31, 2025 and 2024, is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025 (As Restated)	2024
Numerator:
Net income	$576,251	$210,691
Add: Change in fair value of Tranche 2 Warrants	(127,372)	—
Basic net income	448,879	210,691
Add: Interest expense related to convertible notes, net of tax	—	8,392
Diluted net income	$448,879	$219,083
Denominator:
Weighted average shares outstanding - basic	315,186	230,954
Effect of dilutive securities:
Convertible notes	—	50,738
Tranche 1 Warrants	39,232	—
RSUs	7,908	839
MSUs	988	—
Weighted average shares outstanding - diluted	363,314	282,531

Net income per share - basic	$1.42	$0.91
Net income per share - diluted	$1.24	$0.78

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to income before income taxes included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025 (As Restated)	2024
Reportable segment gross profit	$8,213	$77,646
Change in fair value of digital assets	10,688	—
Gain from sales of digital assets	—	(543)
Change in fair value of energy derivatives	—	2,218
Losses on disposal of property, plant and equipment	6	3,820
Selling, general and administrative	44,557	16,924
Operating (loss) income	(47,038)	55,227
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50
Interest (income) expense, net	(2,187)	14,087
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Reorganization items, net	—	(111,439)
Other non-operating expense, net	157	1,746
Total non-operating income, net	(623,494)	(155,670)
Income before income taxes	$576,456	$210,897

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Amendment) as well as the financial and other information included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 2, 2026. This MD&A has been amended to give effect to the restatement of our unaudited condensed consolidated financial statements, as more fully described in Note 3 — Restatement of Previously Issued Financial Statements in Part I, Item 1 to the restated condensed consolidated financial statements included in this Amendment. For further details regarding the restatement, see “Explanatory Note” and Part I, Item 4 – “Controls and Procedures.” This section generally discusses the results of operations for the three months ended March 31, 2025, compared to March 31, 2024.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 2, 2026.
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
Our total revenue was $79.5 million and $179.3 million for the three months ended March 31, 2025 and 2024, respectively. We generated an operating loss of $47.0 million for the three months ended March 31, 2025 and operating income of $55.2 million for the three months ended March 31, 2024. We generated net income of $576.3 million and $210.7 million for the three months ended March 31, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted

EBITDA”) was $(6.1) million and $88.0 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment organizational startup costs which are not reflective of the ongoing costs incurred after startup, (ix) site demolition costs incurred in connection with the conversion of existing facilities to colocation data center operations, (x) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (xi) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q/A because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025 (As Restated)	2024
Adjusted EBITDA
Net income	$576,251	$210,691
Adjustments:
Interest (income) expense, net	(2,187)	14,087
Income tax expense	205	206
Depreciation and amortization	19,731	28,996
Stock-based compensation expense	16,185	(1,060)
Unrealized fair value adjustment on energy derivatives	—	(797)
Losses on disposal of property, plant and equipment	6	3,820
Site conversion demolition costs	4,442	—
Loss on debt extinguishment	—	50
Post-emergence bankruptcy advisory costs	603	1,687
Reorganization items, net	—	(111,439)
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)
Other non-operating expense, net	157	1,746
Other	—	123
Adjusted EBITDA	$(6,071)	$87,996
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
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2025 (As Restated)	2024	$ Change
Revenue:
Digital asset self-mining revenue	$67,179	$149,959	$(82,780)
Digital asset hosted mining revenue from customers	3,773	29,332	(25,559)
Colocation revenue	8,573	—	8,573
Total revenue	79,525	179,291	(99,766)
Cost of revenue:
Cost of digital asset self-mining	61,170	81,564	(20,394)
Cost of digital asset hosted mining services	2,036	20,081	(18,045)
Cost of Colocation services	8,106	—	8,106
Total cost of revenue	71,312	101,645	(30,333)
Gross profit	8,213	77,646	(69,433)
Change in fair value of digital assets	10,688	—	10,688
Gain from sales of digital assets	—	(543)	543
Change in fair value of energy derivatives	—	2,218	(2,218)
Losses on disposal of property, plant and equipment	6	3,820	(3,814)
Selling, general and administrative	44,557	16,924	27,633
Operating (loss) income	(47,038)	55,227	(102,265)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50	(50)
Interest (income) expense, net	(2,187)	14,087	(16,274)
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)	(561,350)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	157	1,746	(1,589)
Total non-operating income, net	(623,494)	(155,670)	(467,824)
Income before income taxes	576,456	210,897	365,559
Income tax expense	205	206	(1)
Net income	$576,251	$210,691	$365,560

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$67,179	$149,959	$(82,780)
Digital asset hosted mining revenue from customers	3,773	29,332	(25,559)
Colocation revenue	8,573	—	8,573
Total revenue	$79,525	$179,291	$(99,766)
Percentage of total revenue:
Digital asset self-mining revenue	84%	84%
Digital asset hosted mining revenue from customers	5%	16%
Colocation revenue	11%	—%
Total revenue	100%	100%
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
Losses on disposal of property, plant and equipment

	Three Months Ended March 31,
	2025	2024	$ Change
Losses on disposal of property, plant and equipment	$6	$3,820	$(3,814)
Percentage of total revenue	—%	2%
Losses on disposal of property, plant and equipment decreased by $3.8 million to a nominal amount for the three months ended March 31, 2025, from $3.8 million for the three months ended March 31, 2024. The losses for the three months ended March 31, 2024 were primarily due to the write-off of leasehold improvements and disposal of containers and other mining equipment.

Selling, general and administrative

	Three Months Ended March 31,
	2025 (As Restated)	2024	$ Change
Selling, general and administrative	$44,557	$16,924	$27,633
Percentage of total revenue	56%	9%
Selling, general and administrative expenses increased $27.6 million or 163%, to $44.6 million for the three months ended March 31, 2025, from $16.9 million for the three months ended March 31, 2024. The increase was driven primarily by:
•a $13.9 million increase in stock-based compensation expense;
•a $7.2 million increase in Colocation segment site startup costs which primarily include payroll, benefits, and stock-based compensation for activities related to the startup of our Colocation segment sites that have transitioned from digital asset site operations and administration;
•a $4.4 million increase in the HPC colocation segment site conversion demolition costs which were improperly capitalized in previously issued financial statements and reclassified to expense as part of the restatement described in Note 3 — Restatement of Previously Issued Financial Statements; and
•a $2.5 million increase in payroll and benefits expense due to increases in bonuses and salaries driven primarily by an increase in employee headcount; partially offset by
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

A reconciliation of the reportable segment gross profit to income before income taxes included in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025 (As Restated)	2024	$ Change
Reportable segment gross profit	$8,213	$77,646	$(69,433)
Change in fair value of digital assets	10,688	—	10,688
Gain from sales of digital assets	—	(543)	543
Change in fair value of energy derivatives	—	2,218	(2,218)
Losses on disposal of property, plant and equipment	6	3,820	(3,814)
Selling, general and administrative	44,557	16,924	27,633
Operating (loss) income	(47,038)	55,227	(102,265)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	50	(50)
Interest (income) expense, net	(2,187)	14,087	(16,274)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	(621,464)	(60,114)	(561,350)
Other non-operating expense, net	157	1,746	(1,589)
Total non-operating income, net	(623,494)	(155,670)	(467,824)
Income before income taxes	$576,456	$210,897	$365,559
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

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Three Months Ended March 31,
	2025 (As Restated)	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	(45,041)	22,174
Investing activities	(89,016)	(31,970)
Financing activities	(4,198)	54,363
Cash, cash equivalents and restricted cash - end of period	$698,725	$114,276
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
Net cash used in operating activities was $45.0 million for the three months ended March 31, 2025 and net cash provided by operating activities was $22.2 million for the three months ended March 31, 2024. The decrease in net cash provided by operating activities was primarily due to a decrease in $67.4 million from our bitcoin holding strategy and a decrease of $32.9 million in net income before the effects of non-cash adjustments. The decrease in net cash provided by operating activities was offset by an increase of $36.0 million from operating assets and liabilities driven primarily by customer prepaid base license fees of $42.0 million used in funding property, plant, and equipment purchases.

Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2025 and 2024, was $89.0 million and $32.0 million, respectively. Purchases of property, plant, and equipment were $84.0 million during the three months ended March 31, 2025. Of those purchases, $55.1 million related to the Colocation segment and $28.9 million related to the digital asset mining segments. Prepaid base license fees of $42.0 million recognized as deferred revenue during the three months ended March 31, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in investing cash used was further driven by a $5.0 million purchase of a strategic equity investment.

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
For more information regarding the Company’s future commitments and contractual obligations refer to Notes 5 — Leases, 6 — Convertible and Other Notes Payable and 9 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Amendment.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I. Item 1 — “Financial Statements” of this Amendment and in Part II. Item 8 to our audited consolidated financial statements and accompanying notes of Amendment No. 1 to the Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 2, 2026, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 2, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated)
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Filing that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Subsequent to the filing of the Original Filing, the Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weakness in our internal control over financial reporting described below.
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
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following material weakness in internal control over financial reporting as of December 31, 2024, which continued to exist as of March 31, 2025:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the condensed consolidated balance sheet and impairment of property, plant and equipment on the condensed consolidated statement of operations, which were corrected prior to the issuance of the restated condensed consolidated financial statements as of and for the quarter ended March 31, 2025, and resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the condensed consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024, which continued as of March 31, 2025.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we are in the process of developing and implementing a remediation plan to address the material weakness. Elements of the plan include the following:
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as the circumstances that led to the restatement in the Company’s previously issued consolidated financial statements had not yet been identified.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the factors discussed elsewhere in the Original Filing, the following risks and uncertainties could materially or adversely affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially or adversely affect our business, financial condition and results of operations.
Except for the risk factor below titled, “We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Amendment. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.”, this Item 1A. Risk Factors section has not been updated to reflect developments occurring subsequent to the Original Filing.
During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting,” and, as such, any risk factors referring to the “HPC Hosting” segment or “HPC hosting” business should be read as being applicable to our “Colocation” segment and “high-density colocation” business.
Risks Related to our Businesses and Industries
We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Amendment. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, management identified the following material weakness in our internal control over financial reporting, which existed as of December 31, 2024: the Company did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Note 3 — Restatement of Previously Issued Financial Statements in Item 1 of Part I - Financial Information, to the restated condensed consolidated financial statements included in this Amendment, this material weakness resulted in the restatement of our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the year ended December 31, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025.
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
For more information relating to our disclosure controls and procedures and internal control over financial reporting, the material weakness and our remediation efforts, see Part I, Item 4., Controls and Procedures, of this Amendment.

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
10.1#
Employment Agreement, by and between James P. Nygaard, Jr. and Core Scientific, Inc., dated as of February 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) filed with the SEC on May 7, 2025).

10.2#
Form of James P. Nygaard Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40046) filed with the SEC on May 7, 2025).

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
Jim Nygaard
Chief Financial Officer
(Principal Accounting and Financial Officer)