Form 10-Q/A
period 2025-06-30
Core Scientific, Inc./tx
filed 2026-03-02
CIK 1839341

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

EXPLANATORY NOTE
Core Scientific, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as originally filed with the Securities and Exchange Commission (the "SEC") on August 8, 2025 (hereinafter referred to as the “Original Filing” and, as amended, the “Amendment”), and is separately amending its Annual Report on Form 10-K for the year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and September 30, 2025 (such amended reports, together with this Amendment, the “Amended Reports”), in each case to correct identified errors in its previously issued consolidated financial statements as further described below as well as in Note 3 – Restatement of Previously Issued Financial Statements, in Part I. Item 1 – Financial Statements, to the restated condensed consolidated financial statements included in this Amendment.
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
The cumulative impact of the corrections on the condensed consolidated balance sheet as of June 30, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $127.3 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the six months ended June 30, 2025 was an understatement of selling, general and administrative expense of approximately $4.4 million. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax effect as the Company maintains a full valuation allowance against its net deferred tax assets.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2025 (As Restated)	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$581,345	$836,197
Restricted cash	—	783
Digital assets	172,772	23,893
Customer funding receivable and other current assets	250,643	43,089
Total Current Assets	1,004,760	903,962
Property, plant and equipment, net	701,292	433,473
Operating lease right-of-use assets	108,584	114,472
Other noncurrent assets	36,105	24,039
Total Assets	$1,850,741	$1,475,946
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$215,055	$19,265
Accrued expenses	180,641	64,670
Deferred revenue	150,127	18,134
Other current liabilities	16,899	32,493
Total Current Liabilities	562,722	134,562
Convertible and other notes payable, net of current portion	1,057,696	1,073,990
Warrant liabilities	1,316,690	1,097,285
Other noncurrent liabilities	105,620	113,158
Total Liabilities	3,042,728	2,418,995
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 303,146 and 292,606 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	3,026,645	2,915,035
Accumulated deficit	(4,218,635)	(3,858,087)
Total Stockholders’ Deficit	(1,191,987)	(943,049)
Total Liabilities and Stockholders’ Deficit	$1,850,741	$1,475,946
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (As Restated)	2024
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$129,603	$260,702
Digital asset hosted mining revenue from customers	5,644	24,840	9,417	54,172
Colocation revenue	10,560	5,519	19,133	5,519
Total revenue	78,628	141,102	158,153	320,393
Cost of revenue:
Cost of digital asset self-mining	59,589	80,001	120,759	161,565
Cost of digital asset hosted mining services	4,584	17,393	6,620	37,474
Cost of Colocation services	9,430	4,891	17,536	4,891
Total cost of revenue	73,603	102,285	144,915	203,930
Gross profit	5,025	38,817	13,238	116,463
(Increase) decrease in fair value of digital assets	(29,797)	584	(19,109)	41
Decrease in fair value of energy derivatives	—	539	—	2,757
Loss (gain) on disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Impairment of property, plant and equipment	—	97,261	—	97,261
Selling, general and administrative	56,940	31,383	101,497	48,307
Operating loss	(26,284)	(90,682)	(73,322)	(35,455)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,377	170
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Reorganization items, net	—	—	—	(111,439)
Other non-operating expense, net	207	401	364	2,147
Total non-operating expense, net	910,357	811,331	286,863	655,661
Loss before income taxes	(936,641)	(902,013)	(360,185)	(691,116)
Income tax expense	158	144	363	350
Net loss	$(936,799)	$(902,157)	$(360,548)	$(691,466)
Net loss per share (Note 13) - basic and diluted	$(0.04)	$(5.05)	$(0.23)	$(3.34)
Weighted average shares outstanding - basic and diluted	317,985	178,505	316,593	207,092
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at March 31, 2025 (As Restated)	299,087	3	2,973,015	(3,281,836)	(308,818)
Net loss	—	—	—	(936,799)	(936,799)
Stock-based compensation	—	—	24,346	—	24,346
Restricted stock awards issued, net of shares withheld for tax withholding obligations	1,499	—	—	—	—
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	2,560	$—	29,305	—	29,305
Balance at June 30, 2025 (As Restated)	303,146	$3	$3,026,645	$(4,218,635)	$(1,191,987)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,858,087)	(943,049)
Net loss	—	—	—	(360,548)	(360,548)
Stock-based compensation	—	—	40,751	—	40,751
Restricted stock awards issued, net of shares withheld for tax withholding obligations	4,479	—	(50)	—	(50)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	6,061	$—	70,930	—	70,930
Balance at June 30, 2025 (As Restated)	303,146	$3	$3,026,645	$(4,218,635)	$(1,191,987)
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended June 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2024	182,237	$2	$1,891,011	$(2,209,522)	$(318,509)
Net loss	—	—	—	(902,157)	(902,157)
Stock-based compensation	—	—	8,494	—	8,494
Issuance of new common stock in connection with emergence	79	—	399	—	399
Restricted stock awards issued, net of tax withholding obligations	115	—	(4)	—	(4)
Exercise of warrants	54	—	420	—	420
Issuance of new common stock for New Secured Convertible Notes conversion	4,525	—	26,545	—	26,545
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,111,679)	$(1,181,135)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at December 31, 2023, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net loss	—	—	—	(691,466)	(691,466)
Stock-based compensation	—	—	7,434	—	7,434
Cancellation of common stock in connection with emergence	(386,883)	(36)	36	—	—
Issuance of new common stock in connection with emergence	152,576	2	296,893	—	296,895
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,400	—	(3,392)	—	(3,392)
Restricted stock awards forfeited	(40)	—	—	—	—
Exercise of warrants	54	—	420	—	420
Issuance of new common stock for New Secured Convertible Notes conversion	4,525	—	26,545	—	26,545
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,111,679)	$(1,181,135)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025 (As Restated)	2024
Cash flows from Operating Activities:
Net loss	$(360,548)	$(691,466)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38,487	58,473
Losses on disposal of property, plant and equipment	4,172	3,552
Impairment of property, plant and equipment	—	97,261
Amortization of operating lease right-of-use assets	5,404	2,752
Stock-based compensation	40,355	7,434
Digital asset self-mining revenue	(129,769)	(260,701)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	262,968
(Increase) decrease in fair value of digital assets	(19,109)	41
Decrease in fair value of energy derivatives	—	(2,262)
Increase in fair value of warrant liabilities	289,400	809,320
Decrease in fair value of contingent value rights	(906)	(73,379)
Loss on debt extinguishment	1,377	170
Amortization of debt discount	3,365	1,125
Non-cash reorganization items	—	(143,791)
Non-cash PIK interest expense	—	2,339
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	22,978	1,979
Accounts payable	(16,379)	(11,480)
Accrued expenses	(9,792)	(46,257)
Deferred revenue from colocation services	131,293	—
Deferred revenue from hosted mining services	700	(1,917)
Other noncurrent assets and liabilities, net	(12,069)	7,217
Net cash (used in) provided by operating activities	(11,041)	23,378
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(205,259)	(35,029)
Proceeds from sales of property and equipment	1,671	—
Purchase of equity investments	(5,000)	—
Investments in internally developed software	(36)	(125)
Net cash used in investing activities	(208,624)	(35,154)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,125)	(4,466)
Principal payments on debt	(8,613)	(28,348)
Debt extinguishment payments	(26,862)	—
Proceeds from exercise of warrants	630	367
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(35,970)	39,172
Net (decrease) increase in cash, cash equivalents and restricted cash	(255,635)	27,396
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$581,345	$97,105

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Performance Obligation Commitments
The Company’s performance obligation commitments relate to digital asset hosted mining services. The Company has performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of June 30, 2025, for contracts with original terms that exceed one year (ranging from 15 to 24 months), we expect to recognize approximately $3.4 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company expects to recognize approximately 100% of this amount over the next 12 months.
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
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued consolidated financial statements and condensed consolidated financial statements set forth above and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating herein its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.
The cumulative impact of the errors on the condensed consolidated balance sheet as of June 30, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $127.3 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the six months ended June 30, 2025 was an understatement of selling, general and administrative expense of approximately $4.4 million. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax expense effect as the Company maintains a full valuation allowance against its net deferred tax assets.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the impact of the restatement on the affected line items of the Company’s previously issued condensed consolidated financial statements (in thousands, except per share amounts):
Condensed Consolidated Balance Sheets

	June 30, 2025 (Unaudited)
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$828,603	$(127,311)	$701,292
Total Assets	1,978,052	(127,311)	1,850,741
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(4,091,324)	(127,311)	(4,218,635)
Total Stockholders’ Deficit	(1,064,676)	(127,311)	(1,191,987)
Total Liabilities and Stockholders’ Deficit	$1,978,052	$(127,311)	$1,850,741

Condensed Consolidated Statements of Operations

	For the Six Months Ended June 30, 2025
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Selling, general and administrative	$97,055	$4,442	$101,497
Operating loss	(68,880)	(4,442)	(73,322)
Loss before income taxes	(355,743)	(4,442)	(360,185)
Net loss	$(356,106)	$(4,442)	$(360,548)

Net loss per share, basic and diluted	$(0.21)	$(0.02)	$(0.23)

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2025
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Cash flows from Operating Activities:
Net loss	(356,106)	(4,442)	(360,548)
Net cash (used in) provided by operating activities	$(6,599)	$(4,442)	(11,041)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(209,701)	4,442	(205,259)
Net cash used in investing activities	$(213,066)	$4,442	(208,624)
Condensed Consolidated Statements of Stockholders’ Deficit
The impact of the restatement on the Company’s condensed consolidated statements of stockholders’ deficit is limited to the effect on accumulated deficit, as reflected in the condensed consolidated balance sheet table above. There was no impact to additional paid-in capital, common stock, or any other component of stockholders’ deficit.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of June 30, 2025 and December 31, 2024 consist of the following (in thousands):

	June 30, 2025 (As Restated)	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$21,728	$17,215	20 years
Building and improvements	177,446	186,267	10 to 39 years
Mining and network equipment	395,440	413,296	3 to 5 years
Electrical equipment[2]	70,778	74,077	15 years
Other property, plant and equipment	2,965	2,764	5 to 7 years
Total	668,357	693,619
Less: accumulated depreciation and amortization[3]	389,239	372,112
Total	279,118	321,507
Add: Construction in progress	422,174	111,966
Property, plant and equipment, net	$701,292	$433,473
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
5. BALANCE SHEET COMPONENTS
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

6. LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s condensed consolidated balance Sseets as follows (in thousands):

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

7. CONVERTIBLE AND OTHER NOTES PAYABLE
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

8. WARRANT LIABILITIES
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
9. FAIR VALUE MEASUREMENTS
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

10. COMMITMENTS AND CONTINGENCIES
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
Leases—See Note 6 — Leases for additional information.
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
For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (4.9)%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (15.0)% and other items (1.2)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (As Restated)	2024
Numerator:
Net loss	$(936,799)	$(902,157)	$(360,548)	$(691,466)
Add: Change in fair value of Tranche 2 Warrants	923,525	—	289,104	—
Basic and diluted net loss	$(13,274)	$(902,157)	$(71,444)	$(691,466)
Denominator:
Weighted average shares outstanding - basic and diluted	317,985	178,505	316,593	207,092

Net loss per share - basic and diluted	$(0.04)	$(5.05)	$(0.23)	$(3.34)

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
14. SEGMENT REPORTING
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (As Restated)	2024
Reportable segment gross profit	$5,025	$38,817	$13,238	$116,463
(Increase) decrease in fair value of digital assets	(29,797)	584	(19,109)	41
Decrease in fair value of energy derivatives	—	539	—	2,757
Loss (gain) on disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Impairment of property, plant and equipment	—	97,261	—	97,261
Selling, general and administrative	56,940	31,383	101,497	48,307
Operating loss	(26,284)	(90,682)	(73,322)	(35,455)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,377	170
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Reorganization items, net	—	—	—	(111,439)
Other non-operating expense, net	207	401	364	2,147
Total non-operating expense, net	910,357	811,331	286,863	655,661
Loss before income taxes	$(936,641)	$(902,013)	$(360,185)	$(691,116)

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
15. SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
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

16. SUBSEQUENT EVENTS
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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Amendment) as well as the financial and other information included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 2, 2026. This MD&A has been amended to give effect to the restatement of our unaudited condensed consolidated financial statements, as more fully described in Note 3 — Restatement of Previously Issued Financial Statements in Part I, Item 1 to the restated condensed consolidated financial statements included in this Amendment. For further details regarding the restatement, see “Explanatory Note” and Part I, Item 4 – “Controls and Procedures.” This section generally discusses the results of operations for the three and six months ended June 30, 2025, compared to June 30, 2024.
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
Our total revenue was $158.2 million and $320.4 million for the six months ended June 30, 2025 and 2024, respectively. We generated an operating loss of $73.3 million for the six months ended June 30, 2025 and $35.5 million for the six months ended June 30, 2024. We generated net loss of $360.5 million and $691.5 million for the six months ended June 30, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $15.4 million and

$134.0 million for the six months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net income (loss), adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment startup costs which are not reflective of the ongoing costs incurred after startup, (ix) impairment of property, plant and equipment, (x) site demolition costs incurred in connection with the conversion of existing facilities to colocation data center operations, (xi) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, and (xii) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net income to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q/A because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (As Restated)	2024
Adjusted EBITDA
Net loss	$(936,799)	$(902,157)	$(360,548)	$(691,466)
Adjustments:
Interest (income) expense, net	(1,185)	14,775	(3,372)	28,862
Income tax expense	158	144	363	350
Depreciation and amortization	18,756	29,477	38,487	58,473
Stock-based compensation expense	24,170	8,494	40,355	7,434
Unrealized fair value adjustment on energy derivatives	—	(1,465)	—	(2,262)
Loss (gain) on disposal of property, plant and equipment	4,166	(268)	4,172	3,552
Impairment of property, plant and equipment	—	97,261	—	97,261
Site conversion demolition costs	—	—	4,442	—
Loss on debt extinguishment	1,377	120	1,377	170
Colocation startup costs	—	4,601	—	4,601
Post-emergence bankruptcy advisory costs	695	(1,380)	1,298	307
Reorganization items, net	—	—	—	(111,439)
Change in fair value of warrants and contingent value rights	909,958	796,035	288,494	735,921
Other non-operating expense, net	207	401	364	2,147
Other	—	(2)	—	121
Adjusted EBITDA	$21,503	$46,036	$15,432	$134,032
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
Loss (gain) on disposal of property, plant and equipment
Loss (gain) on disposal of property, plant and equipment are measured as the differences between the carrying value of the property, plant and equipment disposed of and fair value of the consideration received upon disposal.
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

Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Three Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$(48,319)
Digital asset hosted mining revenue from customers	5,644	24,840	(19,196)
Colocation revenue	10,560	5,519	5,041
Total revenue	78,628	141,102	(62,474)
Cost of revenue:
Cost of digital asset self-mining	59,589	80,001	(20,412)
Cost of digital asset hosted mining services	4,584	17,393	(12,809)
Cost of Colocation services	9,430	4,891	4,539
Total cost of revenue	73,603	102,285	(28,682)
Gross profit	5,025	38,817	(33,792)
(Increase) decrease in fair value of digital assets	(29,797)	584	(30,381)
Decrease in fair value of energy derivatives	—	539	(539)
Loss (gain) on disposal of property, plant and equipment	4,166	(268)	4,434
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	56,940	31,383	25,557
Operating loss	(26,284)	(90,682)	64,398
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,257
Interest (income) expense, net	(1,185)	14,775	(15,960)
Change in fair value of warrants and contingent value rights	909,958	796,035	113,923
Other non-operating expense, net	207	401	(194)
Total non-operating expense, net	910,357	811,331	99,026
Loss before income taxes	(936,641)	(902,013)	(34,628)
Income tax expense	158	144	14
Net loss	$(936,799)	$(902,157)	$(34,642)

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$62,424	$110,743	$(48,319)
Digital asset hosted mining revenue from customers	5,644	24,840	(19,196)
Colocation revenue	10,560	5,519	5,041
Total revenue	$78,628	$141,102	$(62,474)
Percentage of total revenue:
Digital asset self-mining revenue	80%	78%
Digital asset hosted mining revenue from customers	7%	18%
Colocation revenue	13%	4%
Total revenue	100%	100%
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
Loss (gain) on disposal of property, plant and equipment

	Three Months Ended June 30,
	2025	2024	$ Change
Loss (gain) on disposal of property, plant and equipment	$4,166	$(268)	$4,434
Percentage of total revenue	5%	—%
Loss (gain) on disposal of property, plant and equipment increased by $4.4 million to a loss of $4.2 million for the three months ended June 30, 2025, from a gain of $0.3 million for the three months ended June 30, 2024. The loss for the three months ended June 30, 2025 was primarily due to losses on disposal of transformers and mining equipment.

Impairment of property, plant and equipment

	Three Months Ended June 30,
	2025	2024	$ Change
Impairment of property, plant and equipment	—	97,261	(97,261)
Percentage of total revenue	—%	69%
Impairment of property, plant and equipment was $97.3 million for the three months ended June 30, 2024, reflecting the impairment of fixed assets at sites committed to conversion from digital asset mining to high-density data center colocation operations during that period. No impairment charges were recorded for the three months ended June 30, 2025.
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
A reconciliation of the reportable consolidated segment gross profit to loss before income taxes included in our condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Reportable segment gross profit	$5,025	$38,817	$(33,792)
(Increase) decrease in fair value of digital assets	(29,797)	584	(30,381)
Decrease in fair value of energy derivatives	—	539	(539)
Loss (gain) on disposal of property, plant and equipment	4,166	(268)	4,434
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	56,940	31,383	25,557
Operating loss	(26,284)	(90,682)	64,398
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	120	1,257
Interest (income) expense, net	(1,185)	14,775	(15,960)
Change in fair value of warrants and contingent value rights	909,958	796,035	113,923
Reorganization items, net	—	—	—
Other non-operating expense, net	207	401	(194)
Total non-operating expense, net	910,357	811,331	99,026
Loss before income taxes	$(936,641)	$(902,013)	$(34,628)

Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Six Months Ended June 30,
	2025 (As Restated)	2024	$ Change
Revenue:
Digital asset self-mining revenue	$129,603	$260,702	$(131,099)
Digital asset hosted mining revenue from customers	9,417	54,172	(44,755)
Colocation revenue	19,133	5,519	13,614
Total revenue	158,153	320,393	(162,240)
Cost of revenue:
Cost of digital asset self-mining	120,759	161,565	(40,806)
Cost of digital asset hosted mining services	6,620	37,474	(30,854)
Cost of Colocation services	17,536	4,891	12,645
Total cost of revenue	144,915	203,930	(59,015)
Gross profit	13,238	116,463	(103,225)
(Increase) decrease in fair value of digital assets	(19,109)	41	(19,150)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on disposal of property, plant and equipment	4,172	3,552	620
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	101,497	48,307	53,190
Operating loss	(73,322)	(35,455)	(37,867)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	170	1,207
Interest (income) expense, net	(3,372)	28,862	(32,234)
Change in fair value of warrants and contingent value rights	288,494	735,921	(447,427)
Reorganization items, net	—	(111,439)	111,439
Other non-operating expense, net	364	2,147	(1,783)
Total non-operating expense, net	286,863	655,661	(368,798)
Loss before income taxes	(360,185)	(691,116)	330,931
Income tax expense	363	350	13
Net loss	$(360,548)	$(691,466)	$330,918

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$129,603	$260,702	$(131,099)
Digital asset hosted mining revenue from customers	9,417	54,172	(44,755)
Colocation revenue	19,133	5,519	13,614
Total revenue	$158,153	$320,393	$(162,240)
Percentage of total revenue:
Digital asset self-mining revenue	82%	81%
Digital asset hosted mining revenue from customers	6%	17%
Colocation revenue	12%	2%
Total revenue	100%	100%
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
Loss on disposal of property, plant and equipment

	Six Months Ended June 30,
	2025	2024	$ Change
Losses on disposal of property, plant and equipment	$4,172	$3,552	$620
Percentage of total revenue	3%	1%
Losses on disposal of property, plant and equipment increased by $0.6 million to $4.2 million for the six months ended June 30, 2025, from $3.6 million for the six months ended June 30, 2024. The loss for the six months ended June 30, 2025 was primarily due to losses on disposal of transformers and miner equipment. The loss for the six months ended June 30, 2024 was primarily due to the disposal of mining equipment.

Impairment of property, plant and equipment

	Six Months Ended June 30,
	2025	2024	$ Change
Impairment of property, plant and equipment	$—	$97,261	$(97,261)
Percentage of total revenue	—%	30%
Impairment of property, plant and equipment was $97.3 million for the six months ended June 30, 2024, reflecting the impairment of fixed assets at sites committed to conversion from digital asset mining to high-density data center colocation operations during that period. No impairment charges were recorded for the six months ended June 30, 2025.
Selling, general and administrative

	Six Months Ended June 30,
	2025 (As Restated)	2024	$ Change
Selling, general and administrative	$101,497	$48,307	$53,190
Percentage of total revenue	64%	15%
Selling, general and administrative expenses increased $53.2 million or 110%, to $101.5 million for the six months ended June 30, 2025, from $48.3 million for the six months ended June 30, 2024. The increase was driven primarily by:
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

A reconciliation of the reportable segment gross profit to loss before income taxes included in our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Six Months Ended June 30,
	2025 (As Restated)	2024	$ Change
Reportable segment gross profit	$13,238	$116,463	$(103,225)
(Increase) decrease in fair value of digital assets	(19,109)	41	(19,150)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Losses on disposal of property, plant and equipment	4,172	3,552	620
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	101,497	48,307	53,190
Operating loss	(73,322)	(35,455)	(37,867)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	170	1,207
Interest (income) expense, net	(3,372)	28,862	(32,234)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	288,494	735,921	(447,427)
Other non-operating expense, net	364	2,147	(1,783)
Total non-operating expense, net	286,863	655,661	(368,798)
Loss before income taxes	$(360,185)	$(691,116)	$330,931
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

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Six Months Ended June 30,
	2025 (As Restated)	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	(11,041)	23,378
Investing activities	(208,624)	(35,154)
Financing activities	(35,970)	39,172
Cash, cash equivalents and restricted cash - end of period	$581,345	$97,105
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
Net cash used in operating activities was $11.0 million for the six months ended June 30, 2025 and net cash provided by operating activities was $23.4 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to a decrease in $132.0 million from our bitcoin holding strategy and a decrease of $69.6 million in net income before the effects of non-cash adjustments. The decrease in net cash provided by operating activities was offset by an increase of $167.2 million from operating assets and liabilities driven primarily by an increase in deferred revenue from colocation services of $131.3 million.

Investing Activities
Our net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2025 and 2024, was $208.6 million and $35.2 million, respectively. Purchases of property, plant, and equipment were $205.3 million during the six months ended June 30, 2025. Of those purchases, $176.1 million related to the Colocation segment and $29.2 million related to the digital asset mining segments. Prepaid base license fees of $131.3 million recognized as deferred revenue during the six months ended June 30, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in net cash used in investing activities was further driven by a $5.0 million purchase of a strategic equity investment.

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
For more information regarding the Company’s future commitments and contractual obligations refer to Notes 6 — Leases, 7 — Convertible and Other Notes Payable and 10 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated)
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Filing that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Subsequent to the filing of the Original Filing, the Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness in our internal control over financial reporting described below.
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
Management identified the following material weakness in internal control over financial reporting as of December 31, 2024, which continued to exist as of June 30, 2025:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the condensed consolidated balance sheet and impairment of property, plant and equipment on the condensed consolidated statement of operations, which were corrected prior to the issuance of the restated condensed consolidated financial statements as of and for the quarter ended June 30, 2025, and resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the condensed consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024, which continued as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as the circumstances that led to the restatement in the Company’s previously issued consolidated financial statements had not yet been identified.
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
Under the Nasdaq Rules, a “controlled company”—a company of which more than 50% of the voting power for the election of its directors is held by an individual, group or another company—may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its directors be independent, as defined in the Nasdaq Rules, and the requirement that its compensation and nominating and corporate governance committees consist entirely of independent directors. CoreWeave may rely on the “controlled company” exemption under the Nasdaq Rules. As a result, a majority of the members of its board may not be independent directors and its nominating and corporate governance and compensation committees may not consist entirely of independent directors. Accordingly, holders of CoreWeave common stock may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

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

3.2	Third Amended and Restated Bylaws of Core Scientific, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025).
10.1#	Core Scientific, Inc. Amended and Restated 2024 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2025).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed herewith.
#	Indicates management contract or compensatory plan.
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
Jim Nygaard
Chief Financial Officer
( Principal Financial and Accounting Officer)