Form 10-Q/A
period 2025-09-30
Core Scientific, Inc./tx
filed 2026-03-02
CIK 1839341

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

EXPLANATORY NOTE

Core Scientific, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as originally filed with the Securities and Exchange Commission (the "SEC") on October 24, 2025 (hereinafter referred to as the “Original Filing” and, as amended, the “Amendment”), and is separately amending its Annual Report on Form 10-K for the year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025 (such amended reports, together with this Amendment, the “Amended Reports”), in each case to correct identified errors in its previously issued consolidated financial statements as further described below as well as in Note 3 – Restatement of Previously Issued Financial Statements, in Part I. Item 1 – Financial Statements, to the restated condensed consolidated financial statements included in this Amendment.
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
The cumulative impact of the corrections on the condensed consolidated balance sheet as of September 30, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $124.7 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was an overstatement of loss on disposal of property, plant and equipment of approximately $2.6 million for the three and nine months ended September 30, 2025, and an understatement of selling, general and administrative expense of approximately $4.4 million for the nine months ended September 30, 2025. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax effect as the Company maintains a full valuation allowance against its net deferred tax assets.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under Part I. Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, the advantages and expected growth of the Company, the Company’s business strategies and initiatives, and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Amendment, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2025 (As Restated)	December 31, 2024
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$453,443	$836,197
Restricted cash	—	783
Digital assets	241,355	23,893
Customer funding receivable and other current assets	366,235	43,089
Total Current Assets	1,061,033	903,962
Property, plant and equipment, net	954,125	433,473
Operating lease right-of-use assets	107,784	114,472
Other noncurrent assets	48,360	24,039
Total Assets	$2,171,302	$1,475,946
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$212,179	$19,265
Accrued expenses	358,270	64,670
Deferred revenue	83,739	18,134
Other current liabilities	15,675	32,493
Total Current Liabilities	669,863	134,562
Convertible and other notes payable, net of current portion	1,059,007	1,073,990
Warrant liabilities	1,330,483	1,097,285
Other noncurrent liabilities	364,587	113,158
Total Liabilities	3,423,940	2,418,995
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 308,381 and 292,606 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	3,110,021	2,915,035
Accumulated deficit	(4,362,662)	(3,858,087)
Total Stockholders’ Deficit	(1,252,638)	(943,049)
Total Liabilities and Stockholders’ Deficit	$2,171,302	$1,475,946
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$187,041	$328,840
Digital asset hosted mining revenue from customers	8,714	16,878	18,131	71,050
Colocation revenue	14,951	10,338	34,084	15,857
Total revenue	81,103	95,354	239,256	415,747
Cost of revenue:
Cost of digital asset self-mining	59,438	74,555	180,197	236,120
Cost of digital asset hosted mining services	6,694	11,914	13,314	49,388
Cost of Colocation services	11,066	9,041	28,602	13,932
Total cost of revenue	77,198	95,510	222,113	299,440
Gross profit (loss)	3,905	(156)	17,143	116,307
(Increase) decrease in fair value of digital assets	(10,957)	206	(30,066)	247
Decrease in fair value of energy derivatives	—	—	—	2,757
Loss on disposal of property, plant and equipment	300	509	4,472	4,061
Impairment of property, plant and equipment	—	—	—	97,261
Selling, general and administrative	69,354	40,348	170,851	88,655
Operating loss	(54,792)	(41,219)	(128,114)	(76,674)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	1,377	487
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Reorganization items, net	—	—	—	(111,439)
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Total non-operating expense, net	89,110	413,906	375,973	1,069,567
Loss before income taxes	(143,902)	(455,125)	(504,087)	(1,146,241)
Income tax expense	125	134	488	484
Net loss	$(144,027)	$(455,259)	$(504,575)	$(1,146,725)
Net loss per share (Note 13) - basic and diluted	$(0.45)	$(1.17)	$(1.48)	$(4.09)
Weighted average shares outstanding - basic and diluted	318,562	292,486	317,363	253,058
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2025
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 30, 2025 (As Restated)	303,146	3	3,026,645	(4,218,635)	(1,191,987)
Net loss	—	—	—	(144,027)	(144,027)
Stock-based compensation	—	—	30,173	—	30,173
Restricted stock awards issued	1,629	—	34	—	34
Restricted stock awards withheld for tax withholding obligations	(585)	—	(9,722)	—	(9,722)
Equity issuance costs	—	—	—	—	—
Exercise of warrants	4,191	$—	62,891	—	62,891
Balance at September 30, 2025 (As Restated)	308,381	$3	$3,110,021	$(4,362,662)	$(1,252,638)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2024	292,606	3	2,915,035	(3,858,087)	(943,049)
Net loss	—	—	—	(504,575)	(504,575)
Stock-based compensation	—	—	70,924	—	70,924
Restricted stock awards issued	6,108	—	(16)	—	(16)
Restricted stock awards withheld for tax withholding obligations	(585)	—	(9,722)	—	(9,722)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	10,252	$—	133,821	—	133,821
Balance at September 30, 2025 (As Restated)	308,381	$3	$3,110,021	$(4,362,662)	$(1,252,638)
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended September 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2024	187,892	$2	$1,930,542	$(3,111,679)	$(1,181,135)
Net loss	—	—	—	(455,259)	(455,259)
Stock-based compensation	—	—	20,523	—	20,523
Restricted stock awards issued, net of tax withholding obligations	224	—	2	—	2
Exercise of warrants	51,645	1	553,985	—	553,986
Issuance of new common stock for New Secured Convertible Notes conversion	40,060	—	235,227	—	235,227
Balance at September 30, 2024	279,821	$3	$2,740,279	$(3,566,938)	$(826,656)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2024
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at December 31, 2023, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net loss	—	—	—	(1,146,725)	(1,146,725)
Stock-based compensation	—	—	27,957	—	27,957
Cancellation of common stock in connection with emergence	(386,883)	(36)	36	—	—
Issuance of new common stock in connection with emergence	152,576	2	296,893	—	296,895
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	1,624	—	(3,390)	—	(3,390)
Restricted stock awards forfeited	(40)	—	—	—	—
Exercise of warrants	51,699	1	554,405	—	554,406
Issuance of new common stock for New Secured Convertible Notes conversion	44,585	—	261,772	—	261,772
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at September 30, 2024	279,821	$3	$2,740,279	$(3,566,938)	$(826,656)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025 (As Restated)	2024
Cash flows from Operating Activities:
Net loss	$(504,575)	$(1,146,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	54,816	87,164
Losses on disposal of property, plant and equipment	4,472	4,061
Impairment of property, plant and equipment	—	97,261
Amortization of operating lease right-of-use assets	8,248	3,802
Stock-based compensation	70,301	27,957
Digital asset self-mining revenue	(187,396)	(328,840)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	330,900
(Increase) decrease in fair value of digital assets	(30,066)	247
Decrease in fair value of energy derivatives	—	(2,262)
Increase in fair value of warrant liabilities	365,041	1,223,775
Decrease in fair value of contingent value rights	(1,683)	(79,334)
Loss on debt extinguishment	1,377	487
Amortization of debt discount	4,676	2,362
Non-cash reorganization items	—	(143,791)
Non-cash PIK interest expense	—	3,946
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	19,128	(1,875)
Accounts payable	(17,618)	(11,640)
Accrued expenses	24,939	(44,873)
Deferred revenue from colocation services	323,796	—
Deferred revenue from hosted mining services	2,158	115
Other noncurrent assets and liabilities, net	(16,874)	6,354
Net cash provided by operating activities	120,740	29,091
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(449,752)	(66,203)
Proceeds from sales of property and equipment	1,929	—
Purchase of equity investments	(5,000)	—
Investments in intangible assets	(10,160)	(191)
Net cash used in investing activities	(462,983)	(66,394)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,672)	(5,328)
Principal payments on debt	(8,613)	(291,888)
Debt extinguishment payments	(26,862)	—
Proceeds from exercise of warrants	1,746	1,913
Taxes paid related to net share settlement of equity awards	(5,893)	—
Proceeds from the issuance of 3.00% convertible senior notes, net	—	447,609
Issuance costs for 3.00% convertible senior notes	—	(2,529)
Proceeds from issuance of new common stock	—	55,000
Proceeds from draw from exit facility	—	20,000
Restricted stock tax holding obligations	—	(3,390)
Proceeds from exercise of stock options	—	9
Net cash (used in) provided by financing activities	(41,294)	221,396
Net (decrease) increase in cash, cash equivalents and restricted cash	(383,537)	184,093
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709
Cash, cash equivalents and restricted cash—end of period	$453,443	$253,802

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
Deferred Revenue
Deferred revenue from colocation services relate to prepaid base license fees for colocation lease arrangements which are accounted for under Accounting Standards Codification (“ASC”) Topic 842, Leases. Prepaid base license fees relate to capital expenditures on colocation facility site development funded by the customer. Deferred revenue from hosted mining services relates to customer contracts for digital asset hosted mining services which are accounted for under ASC 606, Revenue Recognition (“ASC Topic 606”). Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for colocation services.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued consolidated financial statements and condensed consolidated financial statements set forth above and such previously issued financial statements should no longer be relied upon. As a result, the Company is restating herein its previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2025.
The cumulative impact of the errors on the condensed consolidated balance sheet as of September 30, 2025 resulted in an overstatement of property, plant and equipment, net of approximately $124.7 million and a corresponding understatement of accumulated deficit of the same amount. The impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 was an overstatement of loss on disposal of property, plant and equipment of approximately $2.6 million for the three and nine months ended September 30, 2025, and an understatement of selling, general and administrative expense of approximately $4.4 million for the nine months ended September 30, 2025. The restatement had no impact on total net cash flows; however, the correction resulted in a reclassification from capital expenditures within investing activities to operating activities. The restatement had no impact on revenue, cost of revenue, or income tax expense. There was no income tax expense effect as the Company maintains a full valuation allowance against its net deferred tax assets.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present the impact of the restatement on the affected line items of the Company’s previously issued condensed consolidated financial statements (in thousands, except per share amounts):
Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment, net	$1,078,803	$(124,678)	$954,125
Total Assets	2,295,980	(124,678)	2,171,302
Liabilities and Stockholders’ Deficit
Stockholders’ Deficit:
Accumulated deficit	(4,237,984)	(124,678)	(4,362,662)
Total Stockholders’ Deficit	(1,127,960)	(124,678)	(1,252,638)
Total Liabilities and Stockholders’ Deficit	$2,295,980	$(124,678)	$2,171,302

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Loss on disposal of property, plant and equipment	$2,933	$(2,633)	$300	$7,105	$(2,633)	$4,472
Selling, general and administrative	69,354	—	69,354	166,409	4,442	170,851
Operating loss	(57,425)	2,633	(54,792)	(126,305)	(1,809)	(128,114)
Loss before income taxes	(146,535)	2,633	(143,902)	(502,278)	(1,809)	(504,087)
Net loss	$(146,660)	$2,633	$(144,027)	$(502,766)	$(1,809)	$(504,575)

Net loss per share, basic and diluted	$(0.46)	$0.01	$(0.45)	$(1.48)	$—	$(1.48)
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2025
	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Cash flows from Operating Activities:
Net loss	(502,766)	(1,809)	(504,575)
Losses on disposal of property, plant and equipment	$7,105	(2,633)	4,472
Net cash (used in) provided by operating activities	$125,182	$(4,442)	120,740
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(454,194)	4,442	(449,752)
Net cash used in investing activities	$(467,425)	$4,442	(462,983)

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Deficit
The impact of the restatement on the Company’s condensed consolidated statements of stockholders’ deficit is limited to the effect on accumulated deficit, as reflected in the condensed consolidated balance sheet table above. There was no impact to additional paid-in capital, common stock, or any other component of stockholders’ deficit.
4. PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025 (As Restated)	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$21,769	$17,215	20 years
Building and improvements	209,710	186,267	10 to 39 years
Mining and network equipment	389,971	413,296	3 to 5 years
Electrical equipment	73,949	74,077	15 years
Other property, plant and equipment	2,967	2,764	5 to 7 years
Total	698,366	693,619
Less: accumulated depreciation and amortization	401,237	372,112
Total	297,129	321,507
Add: Construction in progress	656,996	111,966
Property, plant and equipment, net	$954,125	$433,473
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
7. CONVERTIBLE AND OTHER NOTES PAYABLE
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
10. COMMITMENTS AND CONTINGENCIES
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
For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.5 million, respectively, of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (9.9)%, cancellation of debt income 5.0%, state taxes 0.1%, non-deductible loss on warrant and contingent liabilities (14.7)% and other items (1.6)%. The Company has a full valuation allowance on its net deferred tax asset as the evidence indicates that it is not more likely than not expected to realize such asset.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Numerator:
Net loss	$(144,027)	$(455,259)	$(504,575)	$(1,146,725)
Change in fair value of Tranche 2 Warrants	(849)	111,834	33,311	111,834
Basic and diluted net loss	$(144,876)	$(343,425)	$(471,264)	$(1,034,891)
Denominator:
Weighted average shares outstanding - basic and diluted	318,562	292,486	317,363	253,058

Net loss per share - basic and diluted	$(0.45)	$(1.17)	$(1.48)	$(4.09)

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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of the reportable segment gross profit (loss) to loss before income taxes included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Reportable segment gross profit (loss)	$3,905	$(156)	$17,143	$116,307
(Increase) decrease in fair value of digital assets	(10,957)	206	(30,066)	247
Decrease in fair value of energy derivatives	—	—	—	2,757
Loss on disposal of property, plant and equipment	300	509	4,472	4,061
Impairment of property, plant and equipment	—	—	—	97,261
Selling, general and administrative	69,354	40,348	170,851	88,655
Operating loss	(54,792)	(41,219)	(128,114)	(76,674)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	1,377	487
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Reorganization items, net	—	—	—	(111,439)
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Total non-operating expense, net	89,110	413,906	375,973	1,069,567
Loss before income taxes	$(143,902)	$(455,125)	$(504,087)	$(1,146,241)

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
Our total revenue was $239.3 million and $415.7 million for the nine months ended September 30, 2025 and 2024, respectively. We generated an operating loss of $128.1 million for the nine months ended September 30, 2025 and $76.7 million for the nine months ended September 30, 2024. We generated net loss of $504.6 million and $1.15 billion for the nine months ended September 30, 2025 and 2024, respectively. Our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was $13.0 million and $144.2 million for the nine months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined as our net loss, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment startup costs which are not reflective of the ongoing costs incurred after startup, (ix) impairment of property, plant and equipment, (x) site demolition costs incurred in connection with the conversion of existing facilities to colocation data center operations, (xi) post-emergence bankruptcy advisory costs incurred related to reorganization which are not reflective of the ongoing costs incurred in post-emergence operations, (xii) transaction costs incurred in connection with the Merger Agreement, including advisory, legal, and other professional or consulting fees, (xiii) loss on legal settlements that are not indicative of ongoing business operations, and (xiv) certain additional non-cash items that do not reflect the performance of our ongoing business operations. For additional information, including the reconciliation of net loss to Adjusted EBITDA, please refer to the table below. We believe Adjusted EBITDA is an important measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making the adjustments described above. In addition, it provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business, as it removes the effect of net interest expense, taxes, certain non-cash items, variable charges and timing differences. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q/A because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic and financial planning.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (As Restated)	2024	2025 (As Restated)	2024
Adjusted EBITDA
Net loss	$(144,027)	$(455,259)	$(504,575)	$(1,146,725)
Adjustments:
Interest (income) expense, net	(821)	7,072	(4,193)	35,934
Income tax expense	125	134	488	484
Depreciation and amortization	16,329	28,691	54,816	87,164
Stock-based compensation expense	29,946	20,288	70,301	27,722
Unrealized fair value adjustment on energy derivatives	—	—	—	(2,262)
Loss on disposal of property, plant and equipment	300	509	4,472	4,061
Impairment of property, plant and equipment	—	—	—	97,261
Loss on debt extinguishment	—	317	1,377	487
Colocation startup costs	—	—	—	4,611
Site conversion demolition costs	—	—	4,442	—
Merger Agreement related costs	5,507	—	5,507	—
Post-emergence bankruptcy advisory costs	278	1,863	1,576	2,160
Reorganization items, net	—	—	—	(111,439)
Change in fair value of warrants and contingent value rights	74,864	408,520	363,358	1,144,441
Loss on legal settlements	15,075	356	15,504	2,070
Other non-operating income, net	(8)	(2,359)	(73)	(1,926)
Other	—	—	—	121
Adjusted EBITDA	$(2,432)	$10,132	$13,000	$144,164
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

Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Three Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$(10,700)
Digital asset hosted mining revenue from customers	8,714	16,878	(8,164)
Colocation revenue	14,951	10,338	4,613
Total revenue	81,103	95,354	(14,251)
Cost of revenue:
Cost of digital asset self-mining	59,438	74,555	(15,117)
Cost of digital asset hosted mining services	6,694	11,914	(5,220)
Cost of Colocation services	11,066	9,041	2,025
Total cost of revenue	77,198	95,510	(18,312)
Gross profit (loss)	3,905	(156)	4,061
(Increase) decrease in fair value of digital assets	(10,957)	206	(11,163)
Loss on disposal of property, plant and equipment	300	509	(209)
Selling, general and administrative	69,354	40,348	29,006
Operating loss	(54,792)	(41,219)	(13,573)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	(317)
Interest (income) expense, net	(821)	7,072	(7,893)
Change in fair value of warrants and contingent value rights	74,864	408,520	(333,656)
Loss on legal settlements	15,075	356	14,719
Other non-operating income, net	(8)	(2,359)	2,351
Total non-operating expense, net	89,110	413,906	(324,796)
Loss before income taxes	(143,902)	(455,125)	311,223
Income tax expense	125	134	(9)
Net loss	$(144,027)	$(455,259)	$311,232

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$57,438	$68,138	$(10,700)
Digital asset hosted mining revenue from customers	8,714	16,878	(8,164)
Colocation revenue	14,951	10,338	4,613
Total revenue	$81,103	$95,354	$(14,251)
Percentage of total revenue:
Digital asset self-mining revenue	71%	71%
Digital asset hosted mining revenue from customers	11%	18%
Colocation revenue	18%	11%
Total revenue	100%	100%
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
Loss on disposal of property, plant and equipment

	Three Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Loss on disposal of property, plant and equipment	$300	$509	$(209)
Percentage of total revenue	—%	1%
Loss on disposal of property, plant and equipment decreased by $0.2 million to a loss of $0.3 million for the three months ended September 30, 2025, from $0.5 million for the three months ended September 30, 2024. The loss for the three months ended September 30, 2025 was primarily due to demolition costs related to the Denton, Texas facility.

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
A reconciliation of the reportable consolidated segment gross profit (loss) to loss before income taxes included in our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Reportable segment gross profit (loss)	$3,905	$(156)	$4,061
(Increase) decrease in fair value of digital assets	(10,957)	206	(11,163)
Loss on disposal of property, plant and equipment	300	509	(209)
Selling, general and administrative	69,354	40,348	29,006
Operating loss	(54,792)	(41,219)	(13,573)
Non-operating expense (income), net:
Loss on debt extinguishment	—	317	(317)
Interest (income) expense, net	(821)	7,072	(7,893)
Change in fair value of warrants and contingent value rights	74,864	408,520	(333,656)
Loss on legal settlements	15,075	356	14,719
Other non-operating income, net	(8)	(2,359)	2,351
Total non-operating expense, net	89,110	413,906	(324,796)
Loss before income taxes	$(143,902)	$(455,125)	$311,223

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Nine Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Revenue:
Digital asset self-mining revenue	$187,041	$328,840	$(141,799)
Digital asset hosted mining revenue from customers	18,131	71,050	(52,919)
Colocation revenue	34,084	15,857	18,227
Total revenue	239,256	415,747	(176,491)
Cost of revenue:
Cost of digital asset self-mining	180,197	236,120	(55,923)
Cost of digital asset hosted mining services	13,314	49,388	(36,074)
Cost of Colocation services	28,602	13,932	14,670
Total cost of revenue	222,113	299,440	(77,327)
Gross profit	17,143	116,307	(99,164)
(Increase) decrease in fair value of digital assets	(30,066)	247	(30,313)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on disposal of property, plant and equipment	4,472	4,061	411
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	170,851	88,655	82,196
Operating loss	(128,114)	(76,674)	(51,440)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	487	890
Interest (income) expense, net	(4,193)	35,934	(40,127)
Change in fair value of warrants and contingent value rights	363,358	1,144,441	(781,083)
Reorganization items, net	—	(111,439)	111,439
Loss on legal settlements	15,504	2,070	13,434
Other non-operating income, net	(73)	(1,926)	1,853
Total non-operating expense, net	375,973	1,069,567	(693,594)
Loss before income taxes	(504,087)	(1,146,241)	642,154
Income tax expense	488	484	4
Net loss	$(504,575)	$(1,146,725)	$642,150

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenue:
Digital asset self-mining revenue	$187,041	$328,840	$(141,799)
Digital asset hosted mining revenue from customers	18,131	71,050	(52,919)
Colocation revenue	34,084	15,857	18,227
Total revenue	$239,256	$415,747	$(176,491)
Percentage of total revenue:
Digital asset self-mining revenue	78%	79%
Digital asset hosted mining revenue from customers	8%	17%
Colocation revenue	14%	4%
Total revenue	100%	100%
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
This decrease in cost of revenue was partially offset by:
•a $10.8 million increase in payroll and benefits due to increases in bonuses and salaries driven primarily by an increase in employee headcount; and
•an $8.7 million increase in Colocation segment costs, primarily a $5.5 millionincrease in Colocation power fees passed through to the customer and a $3.2 million increase in Colocation rent expense due to the expansion of our Colocation operation.
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
Loss on disposal of property, plant and equipment

	Nine Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Loss on disposal of property, plant and equipment	$4,472	$4,061	$411
Percentage of total revenue	2%	1%
Loss on disposal of property, plant and equipment increased by $0.4 million to $4.5 million for the nine months ended September 30, 2025, from $4.1 million for the nine months ended September 30, 2024.
Impairment of property, plant and equipment

	Nine Months Ended September 30,
	2025	2024	$ Change
Impairment of property, plant and equipment	$—	$97,261	$(97,261)
Percentage of total revenue	—%	23%

Impairment of property, plant and equipment was $97.3 million for the nine months ended September 30, 2024, reflecting the impairment of fixed assets at sites committed to conversion from digital asset mining to high-density data center colocation operations during that period. No impairment charges were recorded for the nine months ended September 30, 2025.
Selling, general and administrative

	Nine Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Selling, general and administrative	$170,851	$88,655	$82,196
Percentage of total revenue	71%	21%
Selling, general and administrative expenses increased $82.2 million or 93%, to $170.9 million for the nine months ended September 30, 2025, from $88.7 million for the nine months ended September 30, 2024. The increase was driven primarily by:
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
•a $4.4 million increase in the HPC colocation segment site conversion demolition costs which were improperly capitalized in previously issued financial statements and reclassified to expense as part of the restatement described in Part I, Note 3 — Restatement of Previously Issued Financial Statements; and
•a $4.2 million increase in professional services.
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

A reconciliation of the reportable segment gross profit to loss before income taxes included in our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Nine Months Ended September 30,
	2025 (As Restated)	2024	$ Change
Reportable segment gross profit	$17,143	$116,307	$(99,164)
(Increase) decrease in fair value of digital assets	(30,066)	247	(30,313)
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on disposal of property, plant and equipment	4,472	4,061	411
Impairment of property, plant and equipment	—	97,261	(97,261)
Selling, general and administrative	170,851	88,655	82,196
Operating loss	(128,114)	(76,674)	(51,440)
Non-operating expense (income), net:
Loss on debt extinguishment	1,377	487	890
Interest (income) expense, net	(4,193)	35,934	(40,127)
Reorganization items, net	—	(111,439)	111,439
Change in fair value of warrants and contingent value rights	363,358	1,144,441	(781,083)
Loss on legal settlements	15,504	2,070	13,434
Other non-operating income, net	(73)	(1,926)	1,853
Total non-operating expense, net	375,973	1,069,567	(693,594)
Loss before income taxes	$(504,087)	$(1,146,241)	$642,154
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

The following table summarizes our cash, cash equivalents and restricted cash and cash flows for the periods indicated.

	Nine Months Ended September 30,
	2025 (As Restated)	2024
	(in thousands)
Cash, cash equivalents and restricted cash – beginning of period	$836,980	$69,709
Net cash provided by (used in)
Operating activities	120,740	29,091
Investing activities	(462,983)	(66,394)
Financing activities	(41,294)	221,396
Cash, cash equivalents and restricted cash - end of period	$453,443	$253,802
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
Net cash provided by operating activities was $120.7 million for the nine months ended September 30, 2025 and $29.1 million for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily due to an increase of $387.4 million from operating assets and liabilities driven primarily by an increase in deferred revenue from colocation services of $323.8 million. The increase in net cash provided by operating activities was offset by a decrease of $189.5 million from our bitcoin holding strategy and a decrease of $106.3 million in net income after the effects of non-cash adjustments.

Investing Activities
Net cash used in investing activities consists primarily of purchases of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 and 2024, was $463.0 million and $66.4 million, respectively. Purchases of property, plant, and equipment were $449.8 million during the nine months ended September 30, 2025. Of those purchases, $400.9 million related to the Colocation segment and $48.9 million related to the digital asset mining segments. Prepaid base license fees of $323.8 million recognized as deferred revenue during the nine months ended September 30, 2025 and included in the operating activities above, funded a portion of the property, plant, and equipment purchases for the Colocation segment. The increase in net cash used in investing activities was further driven by investments in intangible assets of $10.2 million and a $5.0 million purchase of a strategic equity investment.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated)
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded at the time the Company filed the Original Filing that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Subsequent to the filing of the Original Filing, the Chief Executive Officer and the Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weakness in our internal control over financial reporting described below.
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
Management identified the following material weakness in internal control over financial reporting as of December 31, 2024, which continued to exist as of September 30, 2025:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the condensed consolidated balance sheet and impairment of property, plant and equipment on the condensed consolidated statement of operations, which were corrected prior to the issuance of the restated condensed consolidated financial statements as of and for the quarter ended September 30, 2025, and resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the condensed consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024, which continued as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as the circumstances that led to the restatement in the Company’s previously issued consolidated financial statements had not yet been identified.
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