Form 10-K
period 2025-12-31
Core Scientific, Inc./tx
filed 2026-03-02
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))
by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2025 of $17.07, as reported on the Nasdaq Global Select Market, was approximately $4.25 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
As of February 26, 2026, 315,332,655 shares of common stock, par value $0.00001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement related to its 2026 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

SUMMARY OF SELECTED RISK FACTORS
The following is a summary of the principal risks associated with an investment in our securities:
•Our success depends in large part on our ability to timely and successfully convert our existing facilities to support our high-
density colocation customers and to attract new high-density colocation customers. Delays in the expansion or modification of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
•Currently our high-density colocation business is highly dependent on a single customer.
•Our increased focus on high-density colocation services may not be successful and depends on the continuing development and resource and computational requirements of high-density colocation applications such as cloud computing, machine learning and artificial intelligence and continuing need for the infrastructure and services we provide.
•Our business is capital intensive, we will need to raise additional capital, and failure to obtain the necessary capital when needed will force us to delay, limit or terminate our expansion efforts or other operations, which would have a material adverse effect on our business, financial condition and results of operations.
•We are subject to risks associated with our need for significant electric power and the limited availability of electrical power and resources, equipment and materials designed to provide usable electrical power within our facilities. In addition, public sentiment regarding electrical power generation, usage and storage, high volume electrical use and climate change, may limit our access to electrical power, decrease available facility sites, and increase our costs and limit the demand for our high-
density colocation services. An inability to purchase and develop additional sources of low-cost sources of energy effectively or to obtain real estate, materials and equipment to operate our facilities efficiently will have a material adverse effect on our
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
•We may be vulnerable to physical security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. Our success is also dependent on our ability to mine bitcoin profitably, and we will not be able to maintain our competitive position as the Bitcoin network experiences increases in total network hash rate.
•A slowdown in market and economic conditions, particularly those impacting the cloud computing, machine learning and AI industries, the demand for high-density colocation infrastructure and services, could have a material adverse effect on our business, financial condition and results of operations.
•We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•The cash needs of our high-density colocation growth initiatives will limit the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
•Any change in the interpretive positions of the SEC or its staff with respect to digital asset mining firms could have a material adverse effect on us.
•U.S. federal and state laws and regulations of digital assets and digital asset intermediaries, such as digital asset exchanges and custodians, may increase our compliance costs and adversely impact the market for digital assets.
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

•The “halving” of rewards available on the Bitcoin network, or the reduction of rewards on other networks, has had and in the future could have a negative impact on our ability to generate revenue which could have a material adverse effect on our business, financial condition and results of operations.
•If the bitcoin rewards and/or transaction fees for solving blocks on other networks is not sufficiently high to incentivize miners or validators, such miners or validators may reduce or cease expending processing power on a particular network, which could negatively impact the utility of the network, reduce the value of its native digital assets and have a material
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including, without limitation, statements under Item 1. — “Business” and Item 7. —
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities
Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as
“ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,”
“anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, successfully complete construction of its data centers, and source sufficient electrical energy, necessary long lead infrastructure components, supplies and equipment, the advantages and expected growth of the
Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, and on the current expectations of the
Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
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

Part I
Item 1. Business
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) designs, builds and operates large-scale, purpose-built data centers that support high-density colocation services and digital asset mining for both our own account and to a lesser extent, third-party customers. Our data centers are optimized for power-intensive, mission-critical computing workloads, with a focus on artificial intelligence (“AI”) and other high-performance computing (“HPC”) applications.
As of December 31, 2025, we owned or leased ten data centers across seven U.S. states, representing approximately 1.4 gigawatts (“GW”) of gross utility power capacity, or approximately 920 megawatts (“MW”) of total leasable customer power capacity. A portion of these facilities were in operation as of December 31, 2025, with the remainder under construction or in various stages of development.
Since its inception in 2017, Core Scientific has been focused on building and operating high-power, purpose-built data centers, initially for digital asset mining and hosting third-party digital asset mining customers. The Company historically targeted sites with abundant, reliable and cost-effective power, strong network connectivity, available land or existing buildings suitable for redevelopment, attractive economic incentives, and access to utilities. In developing its facilities, the Company typically designed powered shells and sufficient fiber connectivity to high performance data center standards, enabling flexibility to support increasing power densities and evolving compute requirements over time.
In 2024, the Company announced its strategy to focus its data center infrastructure and expertise to the high-density colocation compute business and in February 2024, entered into long-term contract with CoreWeave, Inc. (“CoreWeave”) to deliver 16 MW of infrastructure at our Austin, Texas facility. In June 2024, Core Scientific announced that it had entered another contract with
CoreWeave for 200 MW of leased customer power capacity. Through the exercise of several contractual options during 2024 and into early 2025, total leased customer power capacity under the relationship with CoreWeave increased to approximately 590 MW of leased power capacity.
In 2025, we derived the majority of our revenue from earning digital assets for our own account but expect that a meaningful amount of our revenue will be derived from high-density colocation (“HDC”) in 2026, as billable customer power capacity gets delivered to our end customer. We intend to convert every megawatt in our portfolio to high-density colocation infrastructure over the next three years, while continuing to digital asset mine during conversion only to meet existing power commitments at facilities where
HDC conversion is taking place or to honor a small number of digital asset mining hosting commitments. We are also actively evaluating opportunities to acquire new sites, including land and power capacity, to expand our data center footprint beyond our current portfolio.
Industry Background
We participate in the third-party colocation market, providing customers with access to purpose-built data center environments that deliver secure physical space, reliable electrical power, cooling systems and facility operations required to support IT and networking equipment. Customers deploy and manage their own hardware, while the operator designs, builds and operates the underlying infrastructure needed to maintain uptime, power availability and cooling requirements. Customers often utilize third-party colocation services as part of a broader infrastructure strategy to accelerate deployment timelines, expand into additional geographic markets or optimize capital allocation, while retaining control over their hardware, software and data.
Within the third-party colocation market, providers offer wholesale, retail or hybrid colocation services, which differ primarily based on contract size, deployment scale and customer profile. Our operations are primarily focused on wholesale colocation, which typically involves large, long-term agreements with a limited number of customers, often with initial terms of 10 years or more for dedicated suites, halls or entire buildings, with leased customer power capacity that can range from several megawatts to tens or hundreds of megawatts per customer. Wholesale customers are commonly hyperscale cloud providers, AI and other HPC operators and large enterprises with the operational capability to manage hardware and networking at scale.
Wholesale colocation agreements are commonly structured as either triple-net or modified gross leases, which differ in how operating costs are allocated between the operator and the customer. Under a triple-net structure, the customer is generally responsible for substantially all operating expenses associated with the leased space, including power, maintenance, taxes,  insurance and other facility-related costs. Modified gross leases, by contrast, typically involve the operator retaining responsibility for certain facility-level operating expenses, while the customer is billed separately for power and, in some cases, other variable operating costs. Both lease structures are frequently paired with long-term, take-or-pay contractual commitments, under which the customer is obligated to pay for leased customer power capacity regardless of utilization, providing operators with revenue visibility over the contract term.
The colocation industry has evolved significantly in recent years, driven in particular by the large-scale deployment of infrastructure to support AI and other HPC workloads. We expect demand for AI-focused compute resources to continue to grow significantly as generative AI adoption accelerates and AI use cases expand across industries. These compute-intensive environments require substantially higher rack power densities, specialized cooling technologies and access to large-scale, power capacity. As these requirements continue to increase, demand is shifting toward operators capable of supporting high-density, accelerator-driven workloads and delivering the associated power and cooling infrastructure at scale, trends that are expected to continue shaping the industry.
Key Industry Trends
Significant increase in power density and infrastructure requirements driven by AI and HPC.
The rapid expansion of AI and other HPC workloads is driving materially higher infrastructure requirements across the colocation industry. Traditional enterprise and cloud deployments have historically operated at rack power densities of approximately
5 to 15 kilowatts per rack, whereas AI and HPC workloads increasingly require 50 kilowatts per rack or more, with deployments increasingly exceeding 100 kilowatts per rack. Supporting these higher-density environments requires substantially greater electrical capacity, advanced cooling technologies and access to large, contiguous blocks of power, and introduces additional complexity in facility design and construction. As a result, traditional data center designs optimized for air-cooled environments are often insufficient for these workloads, and new developments increasingly incorporate liquid-cooled or hybrid cooling architectures.
These shifts place greater importance on operators with the technical, engineering and construction experience required to design, build and operate high-density data center infrastructure at scale. For many years, our digital asset mining operations have required the design, construction and operation of infrastructure capable of supporting high power density workloads, including large-scale electrical deployments, specialized cooling systems and complex facility operations. These operations have involved managing significant power loads, coordinating with utilities, and maintaining continuous operations across geographically distributed facilities. We believe this experience provides relevant technical and operational expertise as we repurpose existing facilities and develop new infrastructure to support AI-related workloads and high-density colocation services.
Evolving utility requirements and commercial terms.
In response to the significant increase in power demand driven by the continued proliferation of AI infrastructure, a growing number of electric utility providers have adjusted their commercial and operational requirements, particularly in markets with limited availability of incremental power capacity, where the pace of new generation and grid infrastructure development has not kept up with demand from large-scale data center projects. As a result, utilities have implemented more structured and disciplined commercial frameworks designed to better align power reservations with demonstrated project execution and load growth. These measures increasingly include the requirement for significant collateral postings at contract execution, minimum monthly demand commitments and other financial assurances as conditions to reserving and delivering large amounts of power capacity.
Utilities may also impose requirements related to phased load ramping, minimum utilization thresholds, capacity reservation charges or demand-based metrics, including kilovolt-amperes-based or similar measures. In some cases, these practices are intended to discourage speculative capacity reservations or “power banking” and to prioritize projects that demonstrate near-term readiness and execution certainty. These evolving utility requirements can increase upfront costs, extend pre-construction timelines and add complexity to power procurement, project planning and contracting for colocation providers and their customers, particularly in markets with limited available capacity or constrained grid infrastructure.
Supply chain sourcing and availability of skilled labor play a key role in delivery timelines.
 The development of large-scale data center infrastructure to support AI and other high-performance computing workloads is a lengthy and complex process, with conventional large data centers typically requiring 18 to 24 months, or longer, from site selection and permitting through construction and energization, excluding grid interconnection timelines. These timelines reflect the significant upfront design and engineering work required to coordinate electrical, mechanical and cooling systems, as well as the scale of construction and commissioning activities necessary to deliver power-intensive colocation infrastructure.

We believe the procurement of long-lead-time electrical and mechanical equipment has become among the most significant factors affecting delivery timelines for large-scale AI infrastructure deployments. Certain components, including high-voltage transformers, switchgear, generators and advanced cooling systems, can require lead times of 12 to 18 months or longer, which can materially affect data center construction schedules. In addition, demand for experienced data center contractors and specialized subcontractors, including licensed electricians, engineers and commissioning professionals, has increased significantly across the industry in recent years. As a result, while the ability to secure large amounts of power capacity is often viewed as a primary bottleneck, we believe extended equipment lead times and skilled labor availability are likely to play an increasingly important role in determining data center construction timelines over the coming years.
Data Center Portfolio
As of December 31, 2025, we owned or leased ten data centers in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1),
North Dakota (1), Oklahoma (1), and Texas (3) totaling 920 MW of total leasable customer power capacity, or 1.4 GW on a gross utility power capacity basis.
Business Operations and Segments
We have three operating segments: “Colocation,” consisting of providing high-density colocation services to third parties for
AI / HPC operations, “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, and “Digital
Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining. Prior to April 1, 2024, we operated primarily in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments. During fiscal year 2024, our
“Colocation” segment was referred to as “HPC Hosting.”
We derived the majority of our 2025 revenue from earning digital assets for our own account but expect to rapidly increase revenue derived from high-density colocation (“HDC”) as capacity gets delivered to our existing and future end customers. We intend to convert every megawatt in our portfolio to HDC infrastructure over the next three years. Our Colocation segment provides space, power, cooling, facilities operations, security and other services to third-party customers to support workloads for machine learning and artificial intelligence. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HDC colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations where revenue is primarily based on power usage as well as square footage.
Our Digital Asset Self-Mining segment generates revenue from the deployment and operation of our own large fleet of specialized computers, or “miners” within our owned digital infrastructure as part of a pool of users that solve complex cryptographic algorithms to validate transactions conducted on one or more blockchain networks. In the Bitcoin network, solving a block results in a reward of bitcoin in a process known as “mining.” These rewards of bitcoin currently can be sold profitably when the sale price of bitcoin exceeds the cost of mining, which generally consists of the cost of mining hardware, the cost of the electrical power to operate the machine, and other facility and overhead costs associated with housing, operating and supporting the equipment.
Our Digital Asset Hosted Mining segment generates revenue through the sale of electricity-based consumption contracts for our hosting services, which are recurring in nature. Our Digital Asset Hosted Mining operation segment provides a full suite of services to our digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets. We do not expect to further expand our Digital Asset Hosted
Mining operations in 2026 and future years and may not derive consequential digital asset hosting revenue in future periods.
Suppliers
Power Providers
We have fixed, variable and interruptible bi-lateral power supply consumption agreements with electric power suppliers at our various facilities. These agreements provide for both firm and interruptible power supply through each provider’s transmission and distribution systems to dedicated substations owned by the power provider, the local utility or the Company. We value our relationships with our power providers and work to leverage our operating capabilities to take advantage of any interruptible programs and cost saving opportunities.

The table below summarizes the gross utility power capacity in MW by facility location and electric utility provider as of
December 31, 2025:

Electric Utility Providers	Gross Utility Power Capacity (MW)	Facility Location
Tennessee Valley Authority	150	Paducah-Calvert City, Kentucky
Murphy Electric Power Board	35	Marble, North Carolina
Duke Energy	82	Marble, North Carolina
Dalton Utilities	195	Dalton, Georgia
Nodak Electric Cooperative, Inc.	100	Grand Forks, North Dakota
Denton Municipal Electric	394	Dallas-Denton, Texas
Texas New-Mexico Power	300	Pecos, Texas
Oklahoma Gas & Electric	100	Muskogee, Oklahoma
Austin Energy	20	Austin, Texas
Alabama Power Company	50	Auburn, Alabama
Total	1,426
Facility Development
Our experienced in-house facility development teams, utilizing from time to time the expertise of third parties, focus on sourcing, evaluating, designing, engineering, and developing the facilities where we host our customers’ HPC colocation needs and facilities where we earn digital assets, primarily bitcoin, through self-mining. We primarily engage third-party contractors to construct our facilities according to our design specifications.
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
As of December 31, 2025, we deployed approximately 151,400 bitcoin miners, which number consists of approximately
135,500 self-miners and approximately 15,900 hosted miners, which represented 15.7 exahash per second (“EH/s”) and 2.2 EH/s for self-miners and hosted miners, respectively. As of December 31, 2024, we deployed approximately 171,100 bitcoin miners, which number consists of approximately 164,000 self-miners and approximately 7,100 hosted miners, which represented 19.1 EH/s and 1.0
EH/s for self-miners and hosted miners, respectively.
Competition
Each of the HDC and bitcoin mining markets are highly competitive.
In the HDC market, we compete with numerous established data center providers, including both public and private companies such as:
•Aligned Data Centers;
•Compass Datacenters;
•Equinix, Inc.;
•Digital Realty Trust;
•NTT;
•QTS;

•Switch, Inc.;
•Vantage Data Centers; and
•CyrusOne Inc.
Many of these competitors are more established, have better brand recognition, are well capitalized, and are organized to take advantage of certain tax benefits for their investors, lowering their external cost of capital. Many of our competitors seek to establish data centers in the same geographic regions as we do and compete for the same sources of power, equipment and customers as Core
Scientific. Competitors compete on price, facility location, reputation and perceived skill with respect to performance. We believe that our experienced data center and engineering leadership team, our proven ability to rapidly deliver scalable, purpose-built data centers, combined with cutting-edge, energy-efficient technologies, will enable us to compete favorably within the HDC market.
Additionally, we compete with other digital asset miners who have signed contracts with AI / HPC customers to convert existing digital mining facilities into HDC facilities including:
•Applied Digital Corporation;
•Cipher Mining Inc.;
•Galaxy Digital;
•Hut 8 Corp.;
•IREN; and
•Terawulf, Inc.
Our digital asset self-mining operations compete globally with other mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. We compete on the basis of our total number of miners, the hash rate we are able to consistently generate, the size and skill of the mining pool through which we participate and the efficiency of our miner and mining operations. Our mining operations also compete with non-digital asset operations for access to suitable real estate and access to affordable and dependable electric power.
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
•Applied Digital Corporation
•Bit Digital, Inc.;
•Bitfarms Ltd.;
•Cipher Mining Inc.; and
•CleanSpark, Inc.
Human Resources
As of December 31, 2025, we had 325 full-time employees. All of our employees are located in the United States in 26 states.
We may also engage consultants and contractors from time to time to supplement our regular full-time workforce on an as needed basis. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
Our mission and values are the foundation for our Company culture. More specifically, our mission is to accelerate digital innovation by scaling high-density computing rapidly, efficiently, and responsibly. As for our values, they include: (1) operating with integrity and maintaining the highest standards, and supporting each other as a single team, to ensure our collective success (“Team
First”); (2) acting as owners of the business, in the interest of all stakeholders, holding ourselves and each other accountable for our actions and outcomes (“Extreme Ownership”); (3) relentlessly seeking to accelerate the world’s digital transformation and improve the way we do business to reduce costs, improve quality and grow (“Innovate & Simplify”); and (4) seeking to maximize transparency with all our stakeholders to ensure understanding, alignment and constructive dialog (“Transparency”). Our mission and values reflect who we are and the way our employees interact with one another, our customers, partners, and shareholders. Working together and guided by our mission and values, we are committed to creating a company where employees have the opportunity to advance their careers and make a difference in our business performance.
Core Scientific works diligently to attract and retain the best available talent in both the data center space as well as functional experts from a wide range of industries and sectors. We offer competitive base compensation, performance-based annual incentives, equity at certain levels and benefits offerings to create a compelling employment proposition. Along with our performance focused culture and team first mentality, Core Scientific has created a best in class destination for talented employees.
Intellectual Property
We seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements.
We have filed over 130 patent applications in technologies such as blockchain, data center management, infrastructure and cooling. The patent applications have been filed in the United States and in certain locations outside the United States. A subset of the patent applications have issued as patents. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.
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
Government Regulation
Government regulation of large-scale data center operations continues to evolve in the United States. Multiple federal and state regulators have expressed interest in oversight of data center infrastructure, AI and other HPC applications, and the energy-intensive computing activities associated with large-scale data center operations.
Federal agencies have increased scrutiny of energy use by large-scale data center operators. Future regulatory action related to the energy usage of data center operations, including possible reporting or operational requirements, could affect our colocation activities.
In July 2025, the President signed an executive order titled “Accelerating Federal Permitting of Data Center Infrastructure,”
which directs federal agencies to streamline permitting and environmental review for large-scale AI data center projects requiring more than 100 megawatts of new electrical load. The executive order also directs the Departments of the Interior, Energy, and Defense to authorize data center construction on appropriate federal lands, and instructs the Secretary of Commerce to launch an initiative to provide financial support for qualifying projects. While this executive order may benefit our colocation operations by reducing permitting timelines for future expansion, the scope and durability of these measures remain uncertain and subject to change.

State level regulation of large-scale data center operations is also developing. In June 2025, Texas enacted Senate Bill 6, which introduces significant new requirements for large-load electricity customers, including data centers within the Electric Reliability
Council of Texas (“ERCOT”) region. SB 6 applies to customers with loads exceeding 75 megawatts at a single site and requires such customers to contribute to transmission interconnection costs, disclose duplicative interconnection requests, and maintain backup generation or load curtailment capability during grid emergencies. Facilities interconnecting after December 31, 2025 must install remote-disconnect equipment to enable ERCOT-directed load shedding during grid stress events. The Public Utility Commission of
Texas is required to review and potentially revise the methodology for allocating wholesale transmission charges to large-load customers by December 31, 2026.
Oklahoma’s HB 3594, effective November 2024, requires that any regulations imposed on digital asset mining businesses also apply to traditional data centers and prohibits discriminatory electricity rates for such operations. This legislation supports our facility under development for colocation services in Muskogee, Oklahoma.
Kentucky’s expanded data center incentive program, enacted through House Bill 775 in 2025, broadened eligibility for sales and use tax exemptions on qualified data center equipment statewide based on county population thresholds.
In Georgia, the Public Service Commission adopted a rule in January 2025 allowing Georgia Power to impose minimum billing requirements, longer contract terms, and site-specific cost allocations on new large-load customers exceeding 100 megawatts, including data centers. In December 2025, the Georgia PSC approved approximately 9,885 megawatts of new generation capacity, driven largely by projected data center demand, with conditions requiring large-load customers to bear a significant share of associated infrastructure costs.
In other locations where we operate, including North Carolina, North Dakota, and Alabama, no state statute presently restricts data center operations, although state commissions and local zoning authorities continue to evaluate rules applicable to large electricity load facilities and data centers. These state level developments may increase our compliance obligations, affect economic terms for power, or restrict siting or loading of our colocation operations.
Regulatory frameworks include environmental requirements, zoning and land use considerations, cybersecurity expectations, and requirements related to data privacy. These obligations may increase over time as governments respond to growth in data center activity and increasing demand for power.
The effect of future regulatory changes at the federal or state level is difficult to predict. Any such changes could materially affect our operations, energy costs, customer demand, or the profitability of colocation activities.
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
Seasonality
The Company’s colocation operations can be affected when extreme temperatures in locations where its data centers operate result in local power price volatility that necessitates economic or grid stabilization-driven curtailment. Our data centers are equipped with backup generators designed to support critical facility infrastructure in the event of a power outage or curtailment.

Peak demand periods, which typically occur during summer and winter months, may result in elevated power prices or grid constraints that affect the availability or cost of power at our data centers.
Grid operators may direct mandatory curtailment of large-load customers during grid emergency events. In certain jurisdictions where we operate, including Texas, regulatory frameworks require large-load facilities to comply with mandatory load reduction or remote disconnection instructions issued by the grid operator during periods of extreme grid stress. We would comply with any such mandatory curtailment directives and utilize backup generators designed to support critical facility infrastructure. With respect to our colocation operations, mandatory curtailment events directed by a grid operator are force majeure events under our customer agreements.
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
Available Information
We currently make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy reports and all amendments to those reports available free of charge on our website at www.corescientific.com as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing, and references to such website addresses are intended to be inactive textual references only.

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
Risks Related to our Businesses and Industries
Our success depends in large part on our ability to timely and successfully convert our existing facilities to support our high-
density colocation customers and to attract new high-density colocation customers. Delays in the expansion or modification of existing facilities or the construction of new facilities or significant cost overruns could present significant risks to our business and could have a material adverse effect on our business, financial condition and results of operations.
In 2024, we initiated a significant strategic transition in our operations from bitcoin mining to colocation services, which will require the conversion of our existing infrastructure or development of new facilities to support our high-density colocation customers.
Our ability to timely and successfully convert our existing facilities or construct new facilities to support our high-density colocation customers may be negatively impacted by:
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
•failure on the part of our customers to timely pay or reimburse construction costs and expenses when due; or failure on our part to timely pay construction costs and expenses;
•delays in obtaining necessary government approvals, receipt of power allocations, land acquisitions and easements, as well as change orders, modification to designs and construction plans that delay construction, increase costs or that reduce the usable electrical power footprint;
•customer-initiated changes in project design, specification, scope, or delivery sequencing; or
•severe weather events, natural disasters, or other force majeure conditions, including hurricanes, tornadoes, winter storms, extreme heat, or flooding, that disrupt construction timelines, damage facilities or equipment, or limit the availability of construction labor or materials.
Any failure to timely or successfully convert our existing facilities or construct new facilities to support our high-density colocation customers could result in reputational damage and harm our ability to retain existing customers or attract new customers to our business, any of which could impact our future growth and have a material adverse effect on our business, financial condition and results of operations.
Currently our high-density colocation business is highly dependent on a single customer.
One customer, CoreWeave, currently accounts for 100% of our Colocation segment revenue. Our success in the Colocation segment is highly dependent on the success of CoreWeave and the fulfillment by it of its obligations under our existing contractual arrangements. Any failure to meet CoreWeave’s expectations, including, but not limited to, failure to fulfill our contractual obligations, could result in cancellation or non-renewal of our business relationship, or harm to our business relationship that could impact our future growth and which could have a material adverse effect on our business, financial condition and results of operations.

Our increased focus on high-density colocation may not be successful and depends on the continuing development and resource and computational requirements of high-density colocation applications such as cloud computing, machine learning and artificial intelligence and continuing need for the infrastructure and services we provide.
Our success also depends in large part on our ability to attract additional customers and retain our existing customer for our high-density colocation capabilities in a profitable manner, which we may not be able to do if:
•there is a reduction in the demand for high-density colocation applications such as cloud computing, machine learning and artificial intelligence;
•rapid innovation and technological disruption in cloud computing, machine learning and artificial intelligence decrease computational requirements and therefore lower demand for our high-density colocation offerings;
•high energy costs, supply chain disruptions (including labor availability), government regulation, and compliance costs increase high-density colocation service costs, reduces potential demand for services and reduce revenue and profitability;
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
Our success in our digital asset segments depends in large part on our ability to mine bitcoin in a profitable manner which we may not be able to do if:
•there is a reduction in the demand for bitcoin causing the price of bitcoin to fall reducing revenue from our self-mining operations;
•high energy costs, supply chain disruptions or government regulation compliance costs increase mining costs and reduce revenue and profitability; or
•we do not secure or are unable to secure an adequate supply of new generation digital asset mining equipment.
In the past, increases in power costs have impacted our ability to earn digital assets efficiently and a reduction in bitcoin’s market price has reduced our operating margins. Future increases in power costs and unfavorable prices for digital assets will harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to maintain our competitive position as the Bitcoin network experiences increases in total network hash rate.
As the relative market prices of a digital asset, such as bitcoin, increases, more companies are encouraged to mine for that digital asset and as more miners are added to the network, its total hash rate increases. In order for us to maintain our competitive position under such circumstances, we must increase our total hash rate by acquiring and deploying more mining machines, including new miners with higher hash rates. There are currently only a few companies capable of producing a sufficient number of machines with adequate quality to address the increased demand. If we are not able to acquire and deploy additional miners on a timely basis, our proportion of the overall network hash rate will decrease and we will have a lower chance of solving new blocks and earning the related mining rewards, which will have an adverse effect on our business and results of operations.

As more processing power is added to a network, our relative percentage of total processing power on that network is expected to decline absent significant capital investment, which has an adverse impact on our ability to generate revenue from processing transactions on that network and could have a material adverse effect on our business, financial condition and results of operations.
Processing power on networks has been increasing rapidly over time, while the rewards and transaction fees available on those networks tends to decline over time. In order to grow or maintain the revenue we generate from processing transactions on such networks, we are required to invest significant capital to acquire new computer servers, expand our power capacity and otherwise increase our effective processing power on such networks. In the event we are unable to invest sufficient capital to grow or maintain the level of our processing power on a network relative to the total processing power of such network, our revenue from the applicable network will decline over time and as a result, it could have a material adverse effect on our business, financial condition and results
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
condition and results of operations.
The costs of constructing, developing, operating and maintaining our high-density colocation and digital mining facilities, and owning and operating a large fleet of the latest generation digital mining equipment, are substantial.
Our high-density colocation operations may be impacted by costs and expenses beyond our control or require capital investment that neither we nor our customers are able to bear, reducing our revenue and profitability.
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
If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition and results of operations.
The costs of building out, leasing and maintaining our facilities constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our new and existing high-density colocation customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
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
We require a significant electric power supply to conduct our mining activity and to provide many hosting services we offer, such as powering and cooling our and our customers’ servers and network equipment and operating critical mining and facility and equipment infrastructure. The costs of electric power therefore account for a significant portion of our cost of revenue.
The amount of power required by us and our customers will increase commensurate with the demand for our services and the increase in miners we operate for ourselves and our hosting customers. Energy costs and availability are vulnerable to seasonality, with increased costs primarily in the summer months and risks of outages and power grid damage as a result of inclement weather, animal incursion, sabotage and other events out of our control. For example, higher than expected power rates in 2022 materially and adversely impacted our operations.
We aim to build and operate energy efficient facilities, but such facilities may not be able to deliver sufficient power to meet the growing needs of our business. The cost of power at our facilities is dependent on our ability to perform under the terms in the power contracts we are a party to, which we may be unable to do successfully. Pursuant to power contracts that require curtailment, if we fail to curtail our power usage when called upon or fail to satisfy certain eligibility requirements for monthly bill credits, our power costs would increase. Further, governments and government regulators may potentially seek to restrict or prohibit the ability of electricity suppliers to provide electricity to our facilities in times of electricity shortage or otherwise. To that end, public sentiment regarding electrical power generation, usage and storage, high volume electrical use and climate change may limit our access to electrical power, decrease available facility sites, and increase our costs and limit the demand for our high-density colocation services. Any system downtime resulting from disruptions, curtailments, insufficient power resources or power outages could have a material adverse effect on our business, financial condition and results of operations. Our high-density colocation operations run on back-up generators in the event of a power outage or curtailment that may not be sufficient to support our operations for the magnitude or duration of the power outage or curtailment. Increased power costs and limited availability and curtailment of power resources will reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
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
If our information technology systems or those of the third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigations; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
Threats to network and data security are increasingly diverse and sophisticated. Security breaches, computer malware and computer hacking attacks have been a prevalent concern in our businesses. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors,
“hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-
state-supported actors. Despite our efforts and processes to prevent these, our computer servers and computer systems may be vulnerable to cybersecurity risks.
We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-
engineering attacks (including through deepfakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, physical or electronic break-ins, employee misconduct or error , ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other similar disruptions.  In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our services, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
Additionally, future and past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we might be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’
infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
Our digital infrastructure and systems may be breached due to the actions of outside parties, error or malfeasance of one of our employees, or otherwise, and, as a result, an unauthorized party may obtain access to our digital asset accounts, private keys, data or digital assets. Although we implement a number of security procedures with various elements such as two-factor verification, segregated accounts and secured facilities and plan to implement the maintenance of data on computers and/or storage media that is not directly connected to, or accessible from, the internet and/or networked with other computers (“cold storage”), to minimize the risk of loss, damage and theft, and we update such security procedures whenever reasonably practicable, there can be no assurance that these measures will be effective and we may be unable to prevent such loss, damage or theft, whether caused intentionally, accidentally or by an act of God. Further, we have and may in the future experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in security incidents.
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
Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.
We may incur significant costs or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our digital assets, sensitive information, and information technology systems, Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands;
fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales and other adverse business consequences.
The Company processes personal data and other sensitive and confidential information, which subjects it to various obligations related to data privacy and security. In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data.
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Our use of AI/ML technologies may be subject to certain privacy obligations. Other laws governing certain data or sectors may apply to our operations. We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. We are also subject to contractual obligations and policies related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, whitepapers, and other statements, concerning data privacy, and security. Regulators in the
United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty.
Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. Any failure (or perceived failure) by us or a third party with whom we work with to comply with applicable data privacy and security obligations could subject us to litigation (including class claims), mass arbitration demands, proceedings, actions or investigations by governmental entities, authorities, private parties, or regulators; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data.
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
We may not be able to obtain broad protection in the United States or internationally for all of our existing and future intellectual property and other proprietary rights, and we may not be able to obtain effective protection for our intellectual property and other proprietary rights in any country where we may operate. Protecting our intellectual property rights and other proprietary rights may require significant expenditure of our financial, managerial and operational resources. Moreover, the steps that we may take to protect our intellectual property and other proprietary rights may not be adequate to protect such rights or prevent third parties from infringing or misappropriating such rights. Any of our intellectual property rights and other proprietary rights, whether registered, unregistered, issued or unissued, may be challenged by others or invalidated through administrative proceedings and/or litigation.
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
operations.

A slowdown in market and economic conditions, particularly those impacting the cloud computing, machine learning and
AI industries, the demand for high-density colocation infrastructure and services, and the blockchain industry and the blockchain hosting market, could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is heavily impacted by social, political, economic and other events and circumstances in the United States and in countries outside of the United States, most particularly in Asian and other non-Western countries. These events and circumstances are largely outside of our influence and control. We believe that nation states are actively mining bitcoin for their own treasuries, increasing network hash rate, reducing our share of network hash rate, and thereby reducing our revenue, profitability and financial results of operations.
Global conflict could negatively impact our business, results of operations and financial conditions.
Unforeseen global events, such as the armed conflict between Russia and Ukraine and the Israel-Hamas conflict, could adversely affect our business and results of operations. These and similar conflicts, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries, have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business and results of operations. To the extent that these conflicts have increased the global cost of energy and disrupted the demand for and price of bitcoin, it has and could continue to have an impact on our business. Sanctions, bans or other economic actions in response to conflicts could result in an increase in costs and disruptions to the Company. The extent of such items is not presently known, and any of them could negatively impact our business, results of operations and financial condition.
Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.
Much of the equipment necessary for high-density colocation and almost entirely all of the equipment necessary for digital asset mining is manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material
We have identified a material weakness in our internal control over financial reporting, which has resulted in the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. While we are working to remediate the identified material weakness, we cannot assure you whether or when we will be successful in remediating the identified material weakness or that additional material weaknesses will not be identified in the future. Failure to maintain an effective system of internal control may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, management identified the following material weakness in the Company’s internal control over financial reporting: the Company did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Note 3 — Restatement of Previously Issued Financial Statements in Item 8 of Part II, to the
consolidated financial statements included in this Annual Report on Form 10-K, this material weakness resulted in the restatement of our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the year ended December 31, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025.
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
For more information relating to our disclosure controls and procedures and internal control over financial reporting, the material weakness and our remediation efforts, see Part II, Item 9A., Controls and Procedures of this Annual Report on Form 10-K.
We may be required to record long-lived asset impairment charges, which could result in a significant charge to earnings.
Under GAAP, we review our long-lived assets, such as fixed assets and intangible assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A significant portion of our total assets consists of fixed assets. Factors that may be considered in assessing whether long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our fixed assets and trigger an evaluation of the recoverability of the recorded fixed assets. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our fixed assets. See financial statement
Note 5 — Property, Plant, and Equipment and Note 2 - Summary of Significant Accounting Policies in the consolidated financial statements for the year ended December 31, 2025, for discussions of recently recognized impairments.
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
Our business is highly dependent upon a few digital asset mining equipment suppliers providing an adequate and timely supply of new generation digital asset mining machines at economical prices. The growth in our business is dependent in large part on the availability of new generation mining machines offered for sale at a price conducive to profitable digital asset mining, as well as the trading price of digital assets such as bitcoin. The market price and availability of new mining machines fluctuate with the price of bitcoin and can be volatile. Higher bitcoin prices increase the demand and cost for mining equipment. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages.
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
There is no certainty that, in such circumstances, we would succeed in recovering any of our deposit, which could materially and adversely affect its business, financial condition, and results of operations.
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
New blockchain consensus protocols are continuously being deployed, and existing and new protocols are in a state of constant change and development. While certain blockchains currently employ a “proof-of-work” consensus algorithm, whereby transaction processors called “miners” are required to expend significant amounts of electrical and computing power to solve complex mathematical problems in order to validate transactions and create new blocks in a blockchain, there may be a shift towards adopting alternative consensus algorithms. These protocols may include a “proof-of-stake” algorithm or an algorithm based on a protocol other than proof-of-work, which may decrease the reliance on computing power as an advantage to validating blocks. Our mining operations are currently designed to primarily support Bitcoin and other protocols employing a proof-of-work consensus algorithm. Should the
Bitcoin consensus protocol shift from a proof-of-work consensus algorithm to a proof-of-stake consensus algorithm, or should new blockchains employ a proof-of-stake consensus algorithm, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate or hosting) less competitive.
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

The further development and acceptance of consensus algorithms and other cryptographic and algorithmic protocols are subject to a variety of factors that are difficult to evaluate. The slowing or stoppage of development or acceptance of blockchain networks and digital assets would have an adverse material effect on the successful development of the mining operation and value of earned digital assets.
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
and results of operations.
Our business model has evolved in the past and continues to do so. After originally being founded in order to engage in the business of verifying and confirming transactions on a blockchain (also known as transaction processing, or “mining”), we have begun the provision of digital infrastructure colocation services to a third party engaged in high performance computing and have announced plans to convert most of our existing facilities to provide colocation services to other high-density colocation customers. We have generated limited revenue from providing high-density colocation services, and we do not know whether our change in business model will be successful. To date, our revenue has primarily come from digital asset mining for our own account and digital asset mining hosting services. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and have placed significant strain on our management, personnel, operations, systems, technical performance and financial resources.
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
The businesses in which we currently operate and the high-density colocation business in which we intend to grow are highly innovative, rapidly evolving and characterized by healthy competition, experimentation, frequent introductions of new products and services and uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad that have greater financial and other resources at their disposal. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.
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
Competition is primarily centered on reputation and track record; design, size, quality, available power and geographic coverage of hosting space; quality of installation and customer equipment repair services; relationships with equipment manufacturers and ability to obtain replacement parts; technical and software expertise; and financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do. In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. Further, we also face significant competition from other users and/
or companies that are processing transactions on one or more digital asset networks, as well as other potential financial vehicles, including securities, derivatives or futures backed by, or linked to, digital assets through entities similar to us, such as exchange-traded funds. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly. Such events could have a material adverse effect on our business, financial condition and results of operations and potentially the value of any digital assets we hold or expect to acquire for our own account.
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
Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-
prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.
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
While certain digital assets may be deemed to be securities, we do not believe that certain other digital assets, in particular bitcoin, are securities; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise digital assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the digital assets we may own, acquire, earn or mine are securities, there is still some regulatory uncertainty on the subject, see “-There is no one unifying principle governing the regulatory status of digital assets nor whether digital assets are securities in any particular context. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.” If certain digital assets, including bitcoin, were to be deemed securities, and consequently, investment securities by the
SEC, we could be deemed an inadvertent investment company. Similarly, if we were to acquire digital assets deemed investment securities to hold for our own account or to engage in certain transactions, such as loan or repurchase transactions, we could be deemed an inadvertent investment company.
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
U.S. federal and state laws and regulations of digital assets and digital asset intermediaries, such as digital asset exchanges and custodians, may increase our compliance costs and adversely impact the market for digital assets.
Federal and state legislatures and regulatory agencies have already enacted and are expected to continue to introduce and enact new laws and regulations to regulate digital asset issuers and intermediaries, such as digital asset exchanges and custodians. For example, in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”) was signed into law, creating the first comprehensive regulatory framework for payment stablecoins.  The U.S. House of Representatives and the U.S.
Congress have also passed separate bills covering potential market structure legislation that would regulate digital asset issuers and intermediaries, which are currently under consideration (the “Proposed Market Structure Legislation”). In addition, the Federal
Reserve Board and certain U.S. agencies (including the SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”),
FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of
Investigation), among other regulators, as well as the White House, have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. For example, in January 2025, the Acting SEC Chairman announced the launch of a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets, in contrast to the SEC’s prior reliance on enforcement actions to regulate cryptocurrencies. The announcement of the SEC crypto task force was followed by a string of SEC staff guidance covering memecoins, stablecoins, staking and other crypto products, as well as a series of no action letters issued to crypto industry participants.  More recently, SEC Chairman Paul Atkins gave a speech detailing the SEC’s “Project Crypto,”
including the potential of further exemptive relief.
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
Uncertain and evolving regulation of digital assets—including the absence of a single unifying standard for determining whether a digital asset is a “security”—could require significant changes to our business, subject us to enforcement or litigation, restrict the use of digital assets, and adversely affect our business, financial condition, results of operations, and the market price of our securities.
Digital assets exist within a fragmented and rapidly evolving global regulatory landscape. There is no single, uniform legal principle that governs the regulatory status of digital assets across jurisdictions or even within a single jurisdiction, and the question of whether, when, and under what facts a particular digital asset or activity constitutes a “security,” “commodity,” “money” or “property”
remains unsettled and highly fact-specific. U.S. federal and state regulators, foreign regulators, courts, and standards-setting bodies have taken differing, and at times conflicting, positions on the characterization and regulation of digital assets and related activities.
For example, authorities have treated digital assets, depending on context, as securities, commodities, money or money equivalents, property, or as a distinct class of digital financial assets subject to bespoke regimes. Some countries have imposed broad restrictions or prohibitions on certain digital asset activities, while others have adopted comprehensive licensing frameworks specific to crypto asset service providers. This patchwork of approaches results in overlapping, unclear, and changing obligations that can be difficult to interpret and apply.
Within the United States, multiple regulatory regimes can apply to digital assets and related activities, including federal and state securities laws, commodities and derivatives laws, money transmission and payments laws, banking and trust company laws, consumer protection rules, anti-money laundering and sanctions requirements, and data and cybersecurity laws. U.S. federal regulators and courts have reached differing conclusions regarding whether particular digital assets or transactions constitute securities or commodities, and the scope of jurisdiction and applicable obligations may turn on nuanced and evolving interpretations. If a digital asset that we hold, receive, or otherwise interact with were determined to be a security under U.S. federal or state law, the offer, sale, custody, or secondary trading of that asset could become subject to extensive registration, disclosure, and conduct requirements, and platforms or intermediaries facilitating related activity could be required to register under securities laws. Conversely, if a digital asset or transaction is treated as a commodity or “retail commodity transaction,” additional regulation and oversight by commodities regulators may apply. These determinations may occur through legislation, rulemaking, judicial decisions, or enforcement actions and may be applied inconsistently across jurisdictions and over time.
As a result of this regulatory uncertainty, we face risks that include, among others, the need to modify, limit, or discontinue certain activities; to obtain new licenses or registrations or comply with new standards and to enhance or redesign compliance, surveillance, and reporting systems. New or revised rules—domestically or abroad—could, for example, require changes to how we recognize, record, safeguard, transfer, or value digital assets; impose capital, reserve, segregation, or custody requirements; mandate additional transaction monitoring, travel rule compliance, or sanctions screening; or alter permissible marketing, disclosures, and consumer protections. Any of these developments could increase our costs, reduce operational flexibility, limit access to counterparties or financial services, delay product development or market entry, or result in loss of revenue and market share.
Enforcement and supervisory activity add further uncertainty. U.S. and foreign authorities have pursued investigations and actions alleging that certain digital assets are securities or otherwise subject to financial regulatory frameworks, that certain market participants operated without required registrations or licenses, or that compliance programs were inadequate. Interpretive positions can change, sometimes without clear transition periods or safe harbors, and adverse outcomes in litigation or enforcement against industry participants could prompt us to reassess the regulatory status of digital assets with similar characteristics or to change our business practices.
Legislative initiatives are also in flux. In the United States, Congress and state legislatures have considered proposals that could redefine the allocation of jurisdiction between market regulators, create new registration categories for digital asset intermediaries, or impose bespoke disclosure, market integrity, and customer protection requirements. Internationally, jurisdictions have adopted or are implementing comprehensive regulatory frameworks for crypto asset service providers that may impose scope, licensing, prudential, conduct, market abuse, and disclosure obligations different from or stricter than U.S. requirements. Divergent implementation timelines and standards across countries can create conflicts of law, duplicative compliance burdens, and uncertainty regarding cross border operations.
Tax and financial reporting requirements are likewise evolving. U.S. and foreign tax authorities continue to expand information reporting and withholding regimes applicable to digital asset transactions and intermediaries. These requirements may be complex and costly to implement, and failure to comply could result in penalties, enforcement actions, or customer attrition. Changes in tax,

accounting, or financial reporting standards or interpretations applicable to digital assets may also require us to modify policies, systems, disclosures, and controls, which could affect reported results and comparability.
We cannot predict the timing, scope, direction, or impact of regulatory or legislative changes, supervisory priorities, enforcement approaches, judicial decisions, or tax and reporting rules relating to digital assets. Any new law, rule, guidance, interpretation, administrative action, or court decision—domestically or abroad—could result in heightened compliance obligations, licensing or registration requirements, restrictions on our operations or on the use, transferability, or liquidity of digital assets, increased costs, loss of customers or business partners, reputational harm, and exposure to civil, criminal, or administrative penalties.
Any of these outcomes could materially and adversely affect our business, prospects, financial condition, results of operations, and the market price of our securities.
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

Changes in accounting standards and interpretations for crypto assets could materially affect our financial statements, results of operations, and the carrying value of our digital asset holdings, and could adversely impact our business and the market price of our securities.
The accounting rules governing crypto assets continue to evolve and are subject to further change and interpretation by standard setters and regulators, including the Financial Accounting Standards Board (FASB) and the SEC.  Recent changes in accounting standards have already resulted in significant changes to how entities measure, present, and disclose crypto assets, including the requirement to subsequently measure certain crypto assets at fair value with changes recognized in net income each reporting period and to separately present those assets and related gains and losses in the financial statements.  Additional amendments, interpretive guidance, transition requirements, or clarifications could require us to change our accounting, revise our disclosures, and adjust prior period presentations, as well as increase the volatility of our reported results. Any such changes could require substantial time and resources to implement, and there can be no assurance that our future financial statements will be comparable to those in prior periods.
We cannot predict the timing or content of future changes to accounting standards or interpretations for crypto assets, nor can we assure investors that we will not be required to make further changes to our accounting policies, reclassify prior‑period amounts, or restate our financial statements. Any such actions could result in a loss of investor confidence in our reported results and could materially and adversely affect our business and financial condition.
Risks Related to our Indebtedness and Liquidity
We may incur additional indebtedness to execute our long-term growth strategy, which may reduce our profitability.
Our business requires significant capital, and we may require additional capital in the future to execute our growth strategy. For the years ended December 31, 2025 and 2024, we incurred approximately 729.0 million and $95.0 million in capital expenditures, respectively. Historically, we have financed these investments through cash flows from operation and external borrowings. These sources of capital may not be available to us in the future. Our ability to arrange new financing, either at the corporate level, a non-
recourse project-level subsidiary or otherwise, and the costs of such capital, are dependent on numerous factors, including credit availability from banks and other financial institutions, investor confidence in us and the regional markets in which we operate, maintenance of acceptable credit ratings or our financial performance and level of indebtedness. Other companies with which we compete may have greater liquidity, more unencumbered assets, less indebtedness, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-
standing relationships with customers, or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. If we are unable to fund capital expenditures for any reason, we may not be able to capture available growth opportunities and any such failure could have a material adverse effect on our results of operations and financial condition.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of December 31, 2025, we had approximately $1.09 billion aggregate principal amount of indebtedness for borrowed money. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2029 Convertible Notes or 2031 Convertible Notes is triggered, noteholders will be entitled to convert the notes at any time during specified periods at their option. If one or more noteholders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if noteholders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Taxes
Our ability to use some or all of our net operating loss and capital loss carryforwards and other tax attributes to offset future income may be limited.
As of December 31, 2025, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately
$727.8 million and $184.2 million, respectively, U.S. federal and state capital loss carryforwards of approximately $220.7 million and
$47.8 million, respectively, and certain other tax attributes, including disallowed business interest expense carryforwards under
Section 163(j) of the Internal Revenue Code of 1986 (the “Internal Revenue Code”), that could be utilized to offset future taxable income. The amount of our tax attributes are subject to examination and adjustment by applicable taxing authorities. Our federal
NOLs can be carried forward indefinitely, our state NOL carryforwards begin to expire in 2033 and our capital loss carryforwards begin to expire in 2027.
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
Based upon the evaluation of ownership changes occurring upon the Company’s emergence from bankruptcy on January 23,
2024, an ownership change likely occurred, which may limit our ability to utilize our federal NOL and capital loss carryforwards and certain other tax attributes.
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
We may issue additional securities from time to time, including shares of common stock as a result of the exercise or vesting, as applicable, of options or restricted stock units (“RSUs”). In addition, we may choose to issue shares of common stock pursuant to the
CVRs. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may issue and sell common stock, convertible securities, warrants and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.
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
Beginning in the fourth quarter of 2025, digital asset prices experienced a significant drop, with bitcoin prices falling over 30%
from its highs and certain other digital assets experiencing larger price declines. These price declines and volatility may lead to disruptions in the digital asset markets and financial difficulties for industry participants, including digital asset trading platforms, hedge funds and lending platforms. We currently generate almost all of our revenue from bitcoin rewards that we earn through self-
mining in our facilities. Investing in bitcoin and other digital assets is speculative. Bitcoin and other digital assets have historically experienced significant intraday and long-term price volatility, significantly impacted by momentum pricing. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. We believe that momentum pricing may have resulted, and may continue to result, in significant and rampant speculation regarding future appreciation (or depreciation) in the value of digital assets, inflating and making their market prices more volatile. In addition, there is currently growing but limited acceptance of digital assets in the retail and commercial marketplace, as compared to the demand generated by investors seeking a long-term value retention or by speculators seeking to profit from the short- or long-term holding of such digital assets, which may contribute to their levels of price volatility.
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
The cash needs of our high-density colocation growth initiatives will limit the amount of digital assets we hold, thus preventing us from recognizing any gain from the appreciation in value of the digital assets we have sold and may sell in the future.
We are no longer required to sell our digital assets, including bitcoin, as we receive them under our existing debt agreements.
However, the significant cash required by our expected high-density colocation growth initiatives will require us to sell the digital assets we earn periodically as cash needs and our treasury management policies dictate. When we sell a digital asset, we are unable to benefit from any future appreciation in the underlying value of that digital asset.
Consequently, our bitcoin may be sold at a time when the price is lower than it otherwise might be in the future, which could reduce the gain we might have realized on the sale of that digital asset at a different time.
Risks Related to Digital Assets
Digital asset exchanges and other trading venues are relatively new and, in some cases, unregulated and some have experienced fraud and failure.

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
Digital assets face significant obstacles scaling transaction throughput, including high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling digital asset transaction volumes, and particularly bitcoin, is essential to the widespread acceptance of digital assets as a means of payment, which is necessary to the growth and development of our business.
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
Consequently, there may be a lack of financial incentive for developers to maintain or develop networks and the core developers may lack the resources to adequately address emerging issues with network protocols. Although the bitcoin and other leading networks are currently supported by core developers, such support may not continue or be sufficient in the future. To the extent that material issues arise with Bitcoin or another network and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the networks may be adversely affected.
Any individual can download the applicable network software and make any desired modifications that alter the protocols and software of the network, which are proposed to developers, users and transaction processors on the applicable network through software downloads and upgrades, typically posted to development forums such as GitHub.com. Such proposed modifications can be agreed upon, developed, adopted and implemented by a substantial majority of transaction processors, which, in such event, results in a “soft fork” or “hard fork” on the relevant network. A “soft fork” occurs when an updated version of the validating protocol is still
“backwards compatible” with previous versions of the protocol. As a result, non-upgraded network participants with an older version of the validating protocol will still recognize new blocks or transactions and may be able to confirm and validate a transaction;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We are subject to various material cybersecurity risks that could adversely affect our business, financial condition, and results of operations. We have implemented a risk-based approach, guided by Federal Information Processing Standards Publication 199, to
identify, classify, and appropriately assess the range of cybersecurity threats that could affect our business and information systems.
Accordingly, security incidents are, as appropriate to the risk and circumstances, evaluated, classified by severity and prioritized for response, mitigation and/or remediation. At a high level, our incident response framework consists of five elements: (1) identifying and managing cybersecurity risks to our systems, assets, data, and other capabilities; (2) implementing safeguards designed to timely deliver business services; (3) implementing systems and processes designed to detect the occurrence of cybersecurity events; (4)
responding to security events systematically; and (5) utilizing mechanisms designed to enable disaster recovery and business continuity.

Our cybersecurity program considers industry standards and practices, such as measures in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our  cybersecurity program develops pragmatic strategies designed to preserve the confidentiality, integrity and availability of Company and customer information.  Pursuant to this approach, we have implemented controls designed to prevent, detect and mitigate cybersecurity risks posed by third parties. We use various tools and methodologies, including a written incident response plan and cybersecurity insurance, to manage and mitigate such risk. Those tools and methodologies are periodically evaluated. Depending on the environments, we monitor and evaluate our cybersecurity posture and performance through vulnerability scans, penetration tests and threat intelligence feeds. Depending on the environment, we may conduct red team programming designed to stress test the functioning of our information security systems and assist in identifying areas of potential vulnerability. Based on the results of these exercises, we attempt to harden any identified exposure points and adjust our security processes to ensure dynamism and responsiveness.
Along with our in-house cybersecurity capabilities, we also periodically engage third parties to assist with detecting and responding to cybersecurity risks. Third parties may be engaged to assist with procedures including red and blue team training exercises and penetration testing. As appropriate to the circumstance, we require third-party service providers with access to important personal, confidential or proprietary information to implement and maintain cybersecurity practices consistent with applicable legal standards and industry practices.
Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are likely to, materially affect us, including our business strategy, results of operation or financial condition.
For more information on the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I,
Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, including but not limited to the risk factor titled, “If our information technology systems or those of the third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigations;
fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”
Governance
Our information security team is led by our Chief Information Security Officer and is comprised of dedicated professionals responsible for overseeing cybersecurity risk management and mitigation, incident prevention, detection and remediation. These teams are spearheaded by professionals that collectively hold decades of cybersecurity leadership experience across multiple industries, including our Chief Technology Officer. Our leadership working group meets on a weekly basis to discuss our approach to the rapidly-evolving cybersecurity landscape. To disseminate our top-level strategy throughout the Company, our information security team provides hands-on and often role-specific training and awareness programs to our employees. Our employees with network access participate annually in required training, including spear phishing and other awareness training. We also periodically conduct simulated phishing exercises to practice appropriate response and augment employee awareness of established and emerging cyber threats.
One of the key functions of our Board of Directors is oversight of our risk management process, including cybersecurity risk.
Our Board of Directors considers cybersecurity risk and mitigation as a critical component of its risk oversight function and continues to further develop specific cybersecurity oversight functions and protocols as we have improved our standing and continue to do so to meet the reality of the threat climate. Our Board of Directors administers this oversight function directly through the Board of
Directors as a whole, as well as through various standing committees of our Board of Directors, including the Audit Committee, that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures, including risks from cybersecurity threats, and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit
Committee also monitors compliance with legal and regulatory requirements and is charged with oversight of the adequacy of
Company’s insurance programs, including cyber insurance.
Item 2. Properties.
Our corporate headquarters is located at 838 Walker Road, Suite 21-2105, Dover, Delaware 19904, and we also maintain leased office space in Texas and Florida. Our data center facilities include leased sites in Alabama, North Dakota, and Texas and owned sites in Georgia, Kentucky, North Carolina, and Oklahoma. We believe our facilities are suitable and adequate for our current operations.

Item 3. Legal Proceedings.
We are involved in lawsuits, claims and other legal matters that arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. To the extent that the ultimate resolution of any matter differs from our current estimates reflected in the recorded reserves, we could incur additional charges that could be significant. Information regarding our material pending legal proceedings is included in Note 11 — Commitments and Contingencies, to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “CORZ.” Our publicly traded warrants trade under the symbols “CORZW” and “CORZZ.”
Holders
On February 26, 2026, there were 437 holders of record of our common stock, 143 holders of record of our CORZW Warrants, and 139 holders of record of our CORZZ Warrants. Because many shares are held in “street name,” the actual number of beneficial owners is substantially greater.
Dividends
We have not paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The
Board of Directors currently intends to retain all available earnings for use in our business.
Stock Performance Graph
The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and Russell 2000 Index from January 24, 2024 (the date our common stock began trading on the Nasdaq
Global Select Market) through December 31, 2025. The comparison assumes an investment of $100 in our common stock and in each index on January 24, 2024 and that dividends, if any, were reinvested. The performance shown is based on historical results and is not necessarily indicative of future performance.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities
Below are the sales of unregistered securities during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
During the quarter ended December 31, 2025, we issued approximately 0.7 million shares of common stock upon the exercise of Tranche 1 Warrants and approximately 2.9 million shares of common stock upon the exercise of Tranche 2 Warrants, in each case in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. We received cash proceeds of approximately
$5.1 million from the Tranche 1 Warrant exercises, and cash proceeds from the Tranche 2 Warrant exercises were immaterial.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We had no purchases of our equity securities for the three months ended December 31, 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,”
or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is
intended to promote understanding of the results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements
(Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2025 compared to 2024. For discussion related to the results of operations and changes in consolidated financial condition for 2024 compared to 2023 refer to
Part II, Item 7. — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal year 2024
Annual Report on Form 10-K, which was filed with the SEC on February 20, 2025.
Unless otherwise indicated, references to “2025” and “2024” in this MD&A refer to the years ended December 31, 2025 and 2024, respectively.
As described in Note 3 — Restatement of Previously Issued Financial Statements in Part II, Item 8 to the consolidated financial statements included in this Annual Report, during the preparation of the consolidated financial statements for the year ended
December 31, 2025, the Company identified errors in its previously issued consolidated financial statements related to the accounting for property, plant and equipment demolished in connection with the conversion of certain facilities from digital asset mining operations to high-density colocation infrastructure. The Company is concurrently filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2024 and amended Quarterly Reports on Forms 10-Q/A for the quarterly periods ended March 31,
2025, June 30, 2025, and September 30, 2025. The discussion that follows presents 2024 comparative data on an as-restated basis.
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
Overview
Core Scientific, Inc. (“we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core”) designs, builds and operates large-scale purpose-built data centers that support high-density colocation services and digital asset mining for both our own account and to a lesser extent, third-party customers. Our data centers are optimized for power-intensive, mission-critical computing workloads, with a focus on artificial intelligence (“AI”) and other high-performance computing (“HPC”) applications.
In 2024, the Company announced its first high-density colocation contract with CoreWeave, Inc. (“CoreWeave), a  provider of high-performance computing (“HPC”) services, which subsequently had been expanded to 590 megawatts (“MW”) of leased customer power capacity over the exercise of several contractual options. We believe leveraging our existing infrastructure for high-density colocation services will provide more stable and predictable revenue streams, and represents substantially less risk over time than our traditional hosted bitcoin mining or self-mining operations.
We are constructing, refurbishing, reallocating or converting our ten facilities in Alabama (1), Georgia (2), Kentucky (1), North
Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3) to support artificial intelligence related workloads, in support of our existing colocation customer, but also to support our commitment to meeting the growing demand for high-density colocation solutions and diversifying our customer base. This will be done as circumstances allow and in a manner designed to retain access to electrical power under our control, maximize the value of our digital asset mining equipment to third parties, and fulfill existing obligations to suppliers and customers. We intend to convert every megawatt in our portfolio to high-density colocation infrastructure over the next three years. In addition to converting our existing portfolio, we are actively pursuing the acquisition of new sites, including land and power capacity, to expand our data center footprint beyond our current facilities.
Currently, the vast majority of our revenue is from mining bitcoin for our own account (“self-mining”). We will continue to mine digital assets and manage our self-mining fleet with a focus on power expense coverage and cash generation while we convert our data centers for alternative high-density colocation service business opportunities. We expect to increase revenue derived from high-density colocation (“HDC”) services as capacity gets delivered to our current end customer as well as when we sign and begin generating revenue from new colocation customers.

As of December 31, 2025, we operated a diversified portfolio of ten data centers across seven U.S. states, representing approximately 1.4 gigawatts (“GW”) of gross utility power capacity, or approximately 920 megawatts (“MW”) of total leasable customer power capacity. We continue to be in active discussions with both our existing and future potential utility providers regarding additional power allocations.
During 2025, total revenue decreased to $319.0 million from $510.7 million, primarily due to lower digital asset self-mining revenue and digital asset hosted mining revenue as we shifted capital and infrastructure toward colocation, partially offset by higher colocation revenue from incremental billable customer power capacity. Operating loss increased to $245.6 million in 2025 from
$142.1 million in 2024. Net loss was $288.6 million in 2025 and included significant non-cash items, including changes of $33.1 million in the fair value of warrants and contingent value rights. Adjusted EBITDA decreased to $29.7 million in 2025 from $157.4 million in 2024. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP
Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
Developments During 2025
On July 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoreWeave, Inc.
(“CoreWeave”) pursuant to which CoreWeave would acquire the Company in an all-stock transaction, subject to stockholder approval and other customary closing conditions. On October 30, 2025, the Company terminated the Merger Agreement in accordance with its terms following Company stockholder rejection of the terms of the Merger Agreement at a special meeting of stockholders on that date.
The Company incurred $21.6 million of advisory, legal, and other professional or consulting fees related to the proposed transaction which are reflected in our results of operations for the year ended December 31, 2025. Other than these costs, the termination of the Merger Agreement did not result in any termination fees and did not have a material impact on the Company’s financial position or results of operations.
Our Business Model
Business Overview
As a large-scale owner and operator of high-power digital infrastructure, we generate revenue primarily through (i) Colocation services (ii) Digital Asset Self‑Mining, and (iii) Digital Asset Hosted Mining services. We are in the process of reallocating significant portions of our infrastructure and capital from bitcoin mining to HDC services for AI and HPC workloads.
We focus primarily on contracting our digital infrastructure for Colocation, mining bitcoin, and enhancing efficiencies in our operations. In self‑mining, we earn bitcoin by operating our owned mining fleet through mining pool arrangements, and in hosted mining and colocation we earn fees for providing infrastructure, power and related services to third parties.
Our data centers house bitcoin mining computers and will increasingly house specialized compute accelerators, including graphics processing units (“GPUs”). These facilities leverage our specialized design and construction capabilities by employing high-
density, innovative engineering, power designs and modular construction. For digital asset mining, our proprietary thermodynamic structural design manages heat and airflow to deliver reliable operations to us and our customers. As part of our go-forward strategy, we are in the process of converting our entire data center portfolio to support our high-density Colocation operations for AI and HPC workloads.
Business Strategy
Our strategy is to grow our revenue and profitability by converting and expanding our large-scale data center infrastructure portfolio to deliver high-density colocation services for artificial intelligence and HPC workloads. We plan to develop and bring online the infrastructure required to meet our existing contractual commitments to our high-density colocation customer, expand our infrastructure portfolio by securing additional land and power at new and existing sites, and sign additional colocation customers to diversify our revenue base.
Our customer strategy targets hyperscale cloud-based providers, neoclouds, and enterprises, including customers we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations.

Segments
We have three operating segments: “Colocation,” consisting of providing high-density colocation services to customers employing AI and HPC related workloads, “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, and “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining. Prior to
April 1, 2024, we operated primarily in the Digital Asset Self-Mining and Digital Asset Hosted Mining segments.
Our Colocation segment provides space, power, cooling, facilities operations, security and other services to third-party customers to support workloads for machine learning and artificial intelligence.
Our Digital Asset Self-Mining operation segment generates revenue from the deployment and operation of our own large fleet of miners within our owned digital infrastructure as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for this activity, we receive digital assets in the form of bitcoin.
Our Digital Asset Hosted Mining operation segment generates revenue from recurring hosting services, which are generally priced based on power usage and other service components. Our Digital Asset Hosted Mining operation segment provides a full suite of services to our digital asset mining customers. We provide deployment, monitoring, troubleshooting, optimization and maintenance of our customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for our customers to operate, maintain and efficiently mine digital assets. We do not currently expect to further expand our
Digital Asset Hosted Mining operations in future years.
Mining Equipment
On July 5, 2024, we entered into an arrangement with Block, Inc. (“Block”), a technology company developing ASICs, pursuant to which we received ASICs during 2025 and expect to receive additional ASICs during 2026. As of December 31, 2025, we estimate approximately $64.8 million of remaining cash payments associated with this arrangement, of which approximately $36.6 million was paid upon delivery in January 2026, with the remaining balance payable on a deferred basis primarily during 2026 and extending into early 2027.
Aside from the miners received in 2025 and those expected from Block, we do not anticipate entering into new large-scale bitcoin mining equipment procurement agreements as we continue to shift capital allocation toward HDC infrastructure. As a result, we expect future capital expenditures related to mining equipment to decline. See “Liquidity and Capital Resources” for a discussion of our material cash requirements and expected sources of funding, including capital expenditures and commitments.
The tables below summarize the total number of self- and hosted miners in operation as of December 31, 2025 and
December 31, 2024 (miners in thousands):

	Bitcoin Miners in Operation as of December 31, 2025
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	15.7	135.5
Hosted miners	2.2	15.9
Total mining equipment	17.9	151.4

	Bitcoin Miners in Operation as of December 31, 2024
Mining Equipment	Hash rate (EH/s)	Number of Miners
Self-miners	19.1	164.0
Hosted miners	1.0	7.1
Total mining equipment	20.1	171.1
See “Key Business Operating Metrics and Non‑GAAP Financial Measures” below for definitions and discussion of the operating metrics management uses to evaluate our performance.

Key Factors Affecting Our Financial Performance
Our results of operations, liquidity and cash flows are affected by a number of factors, including (i)  our ability to execute our strategic transition toward high‑density colocation services, (ii) bitcoin market conditions and network fundamentals that drive self‑mining economics, (iii) broader macroeconomic and regulatory developments, (iv) power prices and curtailment activity, and (v)
the competitive landscape for our industry. The factors below highlight key drivers that have affected, and may continue to affect, our financial performance.
Our financial performance depends in part on our ability to operate our self‑mining fleet profitably and, as we transition our business, to execute and expand our colocation operations and attract and retain colocation customers. Increases in power costs, inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins and could have a material near-term adverse effect on our business, financial condition and results of operations. In addition, sustained declines in bitcoin prices or adverse changes in network conditions could reduce cash generated from self‑mining during periods where self‑mining remains a significant contributor to our results.
Strategic Transition to High-Density Colocation Services
As we grow our Colocation operations over the next several years by converting the remaining bitcoin mining sites and adding new infrastructure and customers, we expect Colocation to represent a larger share of our results and gradually reduce our exposure to bitcoin spot price volatility. The Colocation segment is characterized by the implementation of long-term contracts with customers spanning 10+ years with terms and conditions resulting in stable, predictable revenue and cash flows over each period.
The pace of this transition, and the timing of related revenue and cash flows, depends on (i) customer deployment schedules under existing and future contracts and (ii) the timing and cost of converting and commissioning incremental billable customer power capacity. Conversion capital expenditures and timelines are sensitive to equipment lead times and availability, labor constraints, permitting and interconnection sequencing, and supply chain and logistical challenges. Changes in these inputs can affect when incremental capacity becomes billable and therefore may affect the timing of colocation revenue, cost of services and related cash flows.
Bitcoin Market Conditions
Our Digital Asset Self-Mining segment is heavily dependent on the spot price of bitcoin. The prices of digital assets, specifically bitcoin, have experienced substantial volatility, meaning that high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory developments and enforcement actions. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and others, scarcity, and market demand. Changes in the market price of bitcoin can materially affect (i) revenue recognized from self‑mining, (ii) the fair value of digital assets we hold and related gains or losses recognized in our results of operations, and (iii) liquidity to the extent we sell bitcoin as part of our treasury strategy. Bitcoin miners also receive a transaction fee in the form of a portion of bitcoin for validating transactions on the Bitcoin network.  The transaction fee can vary in value over time, with higher fees prioritizing certain transactions over those with lower fees.
An increase in Bitcoin network transaction fees increases mining proceeds.
Higher power costs, lower realized bitcoin prices, or reduced mining efficiency would reduce self-mining margins and cash generation during periods when self-mining remains a significant contributor to our results. As we transition, the timing of colocation conversions and customer deployments, and our ability to execute and scale colocation operations and retain colocation customers, will increasingly influence our revenue mix and profitability.
Bitcoin Network Fundamentals
Our business is not only impacted by the volatility in digital asset prices and transaction fees, but also by increases in the competition for digital asset production. For bitcoin, this increased competition is described as the network hash rate resulting from the growth in the overall quantity and quality of miners working to solve blocks on the bitcoin blockchain, and the difficulty index associated with the secure hashing algorithm employed in solving the blocks. Increases in network hash rate generally increase network difficulty over time, which can reduce the amount of bitcoin earned for a given level of deployed hash rate and power consumption.

Increased difficulty reduces the mining proceeds of the equipment proportionally and eventually requires bitcoin miners to upgrade their mining equipment to remain profitable and compete effectively with other miners. Difficulty and network conditions are outside of our control and can materially affect our self‑mining revenue and margins.
Tariffs
Beginning on February 1, 2025, the United States government announced a series of additional tariffs on goods imported to the
United States, raising concerns about material price inflation and delivery delays with respect to equipment and materials needed for our high-density colocation data center conversions and also with respect to parts, machinery and hardware used in our digital asset mining business. To date, tariffs have had no material impact on our costs or business operations, but we continue to analyze the impact of these tariffs on our business and actions we can take to minimize any future impact. Our agreement with our HDC customer is funded almost entirely by the customer and our financial contribution is capped at a fixed dollar amount, limiting the overall potential impact of tariffs on our existing and future capital expenditures. Tariffs, however, could have additional impacts on our results of operations in future years. To the extent tariffs increase the cost and/or lead time of key equipment and materials, they could affect conversion economics, timelines and/or operating costs, which could affect the timing and profitability of our colocation expansion.
Electricity Costs
Electricity cost is the major operating cost for our mining fleet, as well as for the hosted mining services provided to customers.
The cost and availability of electricity are affected primarily by changes in seasonal demand, with peak demand during the summer months driving higher costs and increased curtailments to support grid operators. Severe winter weather can increase the cost of electricity and the frequency of curtailments when it results in damage to power transmission infrastructure that reduces the grid’s ability to deliver power. Geopolitical and macroeconomic factors, such as overseas military or economic conflict between states, can adversely affect electricity costs by raising the cost of power generation inputs such as natural gas. Other events out of our control can also impact electricity costs and availability. In our self‑mining and hosted mining operations, increases in power prices and/or increased curtailments can materially reduce margins and cash generation. In our colocation operations, power costs are passed through to customers and changes in power prices may increase revenue and cost of colocation services without a corresponding change in gross profit.
Our Competition and Customers
In addition to factors underlying our mining business growth and profitability, the success of our Colocation business greatly depends on our ability to retain and develop opportunities with our existing customers, secure additional infrastructure and attract new customers.
Competition in digital asset mining is driven in part by access to low‑cost power, scale, fleet efficiency and capital availability, and can contribute to increases in network hash rate and difficulty. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining low-cost electricity, obtaining access to sites with reliable sources of high power, and evaluating new technology developments in the industry.
Based on available data, we believe that an increase in the scale and sophistication of competition in the digital asset mining industry has continued to increase network hash rate, with new entrants and existing competitors increasing the number of miners mining for bitcoin.
Despite this trend, our ability to compete in self‑mining will depend on managing fleet efficiency, power costs and capital allocation as we shift resources toward colocation.
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
Competition in colocation may affect pricing, contract terms, and the pace at which we can secure additional power and sites, and therefore may affect revenue growth and required capital expenditures.

Regulation
We operate in a dynamic regulatory environment. For a discussion of federal, state, and international regulatory developments affecting our digital asset mining and colocation activities, see “Government Regulation” in the Part I, Item 1 “Business” section in this Annual Report on Form 10-K. We continue to evaluate whether any such developments present known trends or uncertainties that may materially impact our operations, energy costs, or customer demand. Regulatory developments affecting digital assets, data centers, energy markets and environmental matters could affect compliance costs, power availability and pricing, and customer demand, which could impact our results of operations and liquidity.
Key Business Operating Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These operating metrics and non‑GAAP financial measures should be considered in addition to, and not as a substitute for, our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Management also uses the following data center capacity and power metrics (measured in megawatts) to evaluate the scale of our utility power footprint and customer IT load capacity, monitor customer commitments and remaining available capacity, assess commissioning progress and deployment pacing, and inform capital allocation and site planning decisions. Unless otherwise indicated, these metrics are presented as of period end and represent management estimates based on operational and engineering data and may not be comparable to similarly titled measures used by other operators.

Metric (MW)	Definition	How management uses it
Gross Utility Power Capacity	Total electric utility power capacity agreements associated with our data center sites under our control as of period end, including capacity that is commissioned for future use.	Used for portfolio planning and utility power allocation discussions.
Total Leasable Customer Power Capacity
Our estimate of the total non-redundant
customer IT load that our data center sites could
support in the aggregate as of period end,
regardless of whether such capacity has been
contracted with customers or remains available
for sale. This metric is representative of the
amount of power available for customer use in
servicing their workloads.
Used to assess total customer‑usable IT load available for leasing, evaluate leased versus unleased capacity, and plan conversion/ development sequencing and sales capacity.
Leased Customer Power Capacity	Power capacity that is committed to customers under executed customer contracts, regardless of whether service has commenced as of period end.	Used to monitor signed customer commitments and contracted backlog and to plan future deployment/commissioning requirements.
Unleased Customer Power Capacity	The portion of Total Leasable Customer Power not committed under customer contracts as of period end. This metric is calculated as Total Leasable Customer Power minus Leased Customer Power Capacity.	Used to monitor remaining uncommitted customer IT load and to prioritize incremental contracting and conversion/commissioning plans.
Billable Customer Power Capacity	Portion of Leased Customer Power Capacity for which service has commenced and we are actively billing as of period end.	Used to monitor in-service customer power that is billing and to track deployment/ commissioning pace and near-term revenue ramp.

The following table presents the values for these metrics as of December 31, 2025 (in megawatts).

December 31,
2025
Gross Utility Power Capacity	1,426
Total Leasable Customer Power Capacity	920
Leased Customer Power Capacity	590
Unleased Customer Power Capacity	330
Billable Customer Power Capacity	120
Adjusted EBITDA
We report our financial results in accordance with GAAP. To supplement our consolidated financial statements, we provide investors with Adjusted EBITDA, which is a non‑GAAP financial measure. Adjusted EBITDA is defined as our net loss, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes;
(iii) depreciation and amortization; (iv) stock-based compensation expense; (v) Reorganization items, net; (vi) unrealized fair value adjustment on energy derivatives; (vii) change in fair value of warrant and contingent value rights; (viii) Colocation segment startup costs primarily related to the initial ramp up of new colocation sites, (ix) impairment of property, plant and equipment, (x) site demolition costs incurred in connection with the conversion of existing facilities to colocation data center operations, (xi) post-
emergence bankruptcy advisory costs incurred related to reorganization, (xii) transaction costs incurred in connection with the Merger
Agreement, including advisory, legal, and other professional or consulting fees, (xiii) loss on legal settlements, and (xiv) certain additional non-cash items that do not reflect the performance of our ongoing business operations. The most directly comparable
GAAP measure to Adjusted EBITDA is net loss. For additional information, including a reconciliation of net loss to Adjusted
EBITDA, please refer to the table below.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2025 and 2024
(in thousands):

	Year Ended December 31,
	2025	2024
Adjusted EBITDA
Net loss	$(288,616)	$(1,437,874)
Adjustments:
Interest (income) expense, net	(3,277)	37,070
Income tax expense	583	859
Depreciation and amortization	68,841	113,205
Stock-based compensation expense	98,236	51,924
Unrealized fair value adjustment on energy derivatives	—	(2,262)
Loss on disposal of property, plant and equipment	9,680	4,210
Impairment of property, plant and equipment	11,359	122,869
Site conversion demolition costs	4,442	—
Loss on debt extinguishment	1,933	487
Colocation startup costs	—	4,611
Merger Agreement related costs	21,588	—
Post-emergence bankruptcy advisory costs	1,784	4,822
Reorganization items, net	—	(111,439)
Change in fair value of warrants and contingent value rights	33,059	1,369,157
Loss on legal settlements	10,690	2,070
Other non-operating expense (income), net	39	(2,395)
Other	—	123
Adjusted EBITDA	$(29,659)	$157,437

Results of Operations for the Year Ended December 31, 2025 and 2024
The following table sets forth our selected consolidated statements of operations for each of the periods indicated (in thousands).

	Year Ended December 31,
	2025	2024	$ Change
Revenue:
Colocation revenue	$65,424	$24,378	$41,046
Digital asset self-mining revenue	229,207	408,740	(179,533)
Digital asset hosted mining revenue from customers	24,388	77,554	(53,166)
Total revenue	319,019	510,672	(191,653)
Cost of revenue:
Cost of colocation services	45,679	21,709	23,970
Cost of digital asset self-mining	218,868	314,335	(95,467)
Cost of digital asset hosted mining services	16,574	53,558	(36,984)
Total cost of revenue	281,121	389,602	(108,481)
Gross profit	37,898	121,070	(83,172)
Decrease in fair value of digital assets	31,603	1,052	30,551
Decrease in fair value of energy derivatives	—	2,757	(2,757)
Loss on disposal of property, plant and equipment	9,680	4,210	5,470
Impairment of property, plant and equipment	11,359	122,869	(111,510)
Colocation organizational and site startup costs	48,249	13,734	34,515
Advisor fees	23,372	4,822	18,550
Selling, general and administrative	159,224	113,691	45,533
Operating loss	(245,589)	(142,065)	(103,524)
Non-operating expense (income), net:
Loss on debt extinguishment	1,933	487	1,446
Interest (income) expense, net	(3,277)	37,070	(40,347)
Change in fair value of warrants and contingent value rights	33,059	1,369,157	(1,336,098)
Reorganization items, net	—	(111,439)	111,439
Loss on legal settlements	10,690	2,070	8,620
Other non-operating expense (income), net	39	(2,395)	2,434
Total non-operating expense, net	42,444	1,294,950	(1,252,506)
Loss before income taxes	(288,033)	(1,437,015)	1,148,982
Income tax expense	583	859	(276)
Net loss	$(288,616)	$(1,437,874)	$1,149,258

The following table summarizes gross profit and gross margin by reportable segment for 2025 and 2024.

	Year Ended December 31,
	2025	2024	Change
Colocation Segment
Colocation gross profit	$19,745	$2,669	$17,076
Colocation gross margin	30%	11%	19%

Digital Asset Self-Mining Segment
Digital asset self-mining gross profit	$10,339	$94,405	$(84,066)
Digital asset self-mining gross margin	5%	23%	(18)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining gross profit	$7,814	$23,996	$(16,182)
Digital asset hosted mining gross margin	32%	31%	1%
Gross profit represents segment revenue less segment cost of revenue. Accordingly, the year over year changes in gross profit and gross margin by segment are primarily driven by the changes in revenue and cost of revenue discussed in the “Revenue” and
“Cost of revenue” sections below.
Revenue

	Year Ended December 31,
	2025	2024	$ Change
Revenue:
Colocation revenue	$65,424	$24,378	$41,046
Digital asset self-mining revenue	229,207	408,740	(179,533)
Digital asset hosted mining revenue from customers	24,388	77,554	(53,166)
Total revenue	$319,019	$510,672	$(191,653)
Percentage of total revenue:
Colocation revenue	20%	5%
Digital asset self-mining revenue	72%	80%
Digital asset hosted mining revenue from customers	8%	15%
Total revenue	100%	100%
Colocation revenue
Colocation revenue consists of fees charged to customers for licensed data center space, power and related services. Under our contracts, customers generally pay fixed monthly fees based on billable customer power capacity and variable usage‑based charges and other billable services. Power fees are passed through to customers without markup and are recognized as revenue on a gross basis, with a corresponding charge to cost of colocation services. As a result, changes in power prices can cause fluctuations in colocation revenue that are not indicative of changes in our underlying colocation margins.
The year over year increase in colocation revenue was primarily attributable to incremental billable customer power capacity at our Denton, Texas and Marble, North Carolina data centers. In addition, lease operations at our Austin, Texas data center, which commenced in the second quarter of 2024, contributed to higher colocation revenue.
Digital asset self-mining revenue
Digital asset self‑mining revenue consists primarily of bitcoin earned from operating our owned mining fleet. We participate in mining pools under which we receive consideration based on the hash rate we contribute to the pool.
The year over year decrease in self-mining revenue was driven primarily by lower bitcoin production, partially offset by higher average bitcoin prices.

	Year Ended December 31,
	2025	2024	% Change
Bitcoin mined	2,276	6,595	(65)%
Average price of bitcoin	$101,639	$65,894	54%
Self-mining hash rate	15.7	19.1	(18)%

The decrease in bitcoin mined was driven primarily by (i) a reduction in our deployed mining fleet due primarily to our strategic shift to colocation, (ii) the Bitcoin network’s halving, which reduced bitcoin earned per unit of hash rate beginning in April
2024, and (iii) more challenging network conditions, including higher network difficulty.
Digital asset hosted mining revenue
Digital asset hosted mining revenue represents fees earned for providing infrastructure, power and related services to third‑party miners. Under our hosting contracts, customers are generally billed monthly based on power capacity and/or power consumption over the term of the arrangement, which typically ranges from one to three years.
The year over year decrease in hosted mining revenue from customers was primarily driven by our shift to our Colocation operations.
Cost of revenue

	Year Ended December 31,
	2025	2024	$ Change
Cost of revenue:
Cost of colocation services	$45,679	$21,709	$23,970
Cost of digital asset self-mining	218,868	314,335	(95,467)
Cost of digital asset hosted mining services	16,574	53,558	(36,984)
Total cost of revenue	$281,121	$389,602	$(108,481)
Cost of revenue includes the costs to operate our colocation, digital asset self‑mining, and digital asset hosted mining businesses, including power fees, depreciation, personnel and facility-related costs.
Colocation cost of revenue
The year over year increase in cost of colocation services was driven primarily by incremental billable capacity at our Denton,
Texas and Marble, North Carolina data centers during 2025. In addition, costs related to lease operations at our Austin, Texas data center, which commenced in the second quarter of 2024, contributed to higher colocation cost of revenue in 2025.
Digital asset self-mining cost of revenue
The year over year decrease in cost of digital asset self-mining was driven primarily by reduced self-mining activity during
2025, including lower power consumption and depreciation.
Digital asset hosted mining cost of revenue
The year over year decrease in cost of digital asset hosted mining services was driven primarily by the wind-down of hosted mining arrangements, which resulted in lower power consumption.

Decrease in fair value of digital assets

	Year Ended December 31,
	2025	2024	$ Change
Decrease in fair value of digital assets	$31,603	$1,052	$30,551
Percentage of total revenue	10%	—%
The year over year change in fair value of digital assets was primarily driven by higher bitcoin holdings in 2025 under our bitcoin holding strategy and bitcoin price declines during portions of 2025.
Impairment of property, plant and equipment

	Year Ended December 31,
	2025	2024	$ Change
Impairment of property, plant and equipment	11,359	122,869	$(111,510)
Percentage of total revenue	4%	24%
The year over year decrease was primarily driven by a lower volume of assets committed to demolition in connection with the conversion of data center facilities from digital asset mining to high-density colocation operations, compared to a significantly higher volume of such charges recognized in 2024. We expect to incur future impairments of PP&E at the point at which the assets become committed to demolition, which is generally expected to occur at the time of colocation customer contract execution.
Colocation organizational and site startup costs

	Year Ended December 31,
	2025	2024	$ Change
Colocation organizational and site startup costs	$48,249	$13,734	$34,515
Percentage of total revenue	15%	3%
Colocation organizational and site startup costs primarily consist of employee compensation, including stock-based compensation. The year over year increase was primarily driven by site startup costs incurred to convert facilities from digital asset mining to colocation operations, partially offset by the absence of organizational startup costs incurred in 2024 in connection with the formation of the colocation segment.
Selling, general and administrative

	Year Ended December 31,
	2025	2024	$ Change
Selling, general and administrative	$159,224	$113,691	$45,533
Percentage of total revenue	50%	22%
Selling, general and administrative expenses (“SG&A”) consist primarily of personnel-related costs and professional fees.

The increase in SG&A was driven primarily by:
•a $34.1 million increase in stock-based compensation expense;
•a $6.8 million increase in payroll expense; and
•a $6.4 million increase in professional fees.
Non-operating expenses (income), net

	Year Ended December 31,
	2025	2024	$ Change
Non-operating expenses (income), net:
Loss on debt extinguishment	$1,933	$487	$1,446
Interest (income) expense, net	(3,277)	37,070	(40,347)
Change in fair value of warrants and contingent value rights	33,059	1,369,157	(1,336,098)
Reorganization items, net	—	(111,439)	111,439
Loss on legal settlements	10,690	2,070	8,620
Other non-operating expense (income), net	39	(2,395)	2,434
Total non-operating expense, net	$42,444	$1,294,950	$(1,252,506)

Non-operating expenses (income), net primarily reflects (i) non-cash changes in the fair value of warrants and contingent value rights and (ii) interest (income) expense, net, and reorganization-related items.
•The year over year decrease in change in fair value of warrants and contingent value rights was driven by changes in our stock price, which increased by $0.51 per share during 2025, compared to an increase of $10.61 from January 23, 2024, the date of our emergence from bankruptcy, to December 31, 2024; and
•The absence of Reorganization items, net in 2025 was due to our emergence from bankruptcy on January 23, 2024.
•The year over year decrease in Interest (income) expense, net was driven primarily by a $23.2 million decrease in interest expense due to lower interest rates on outstanding debt, including the repayment of certain higher-interest notes during 2025, and a $17.3 million increase in interest income earned on money market funds.
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operating and capital requirements primarily through a combination of (i) cash and cash equivalents, (ii) cash generated from operations, (iii) sales of digital assets (bitcoin), subject to market conditions and our treasury strategy, and (iv)
financing activities, including debt financing arrangements. We also receive customer prepayments under our colocation arrangements, which are associated with, and are expected to offset a significant portion of, the capital expenditures required to build out and convert facilities for those arrangements.
During 2026, we currently expect to monetize substantially all of our bitcoin holdings, subject to market conditions, to enhance liquidity and fund our planned capital expenditures and other cash requirements. We currently anticipate that the majority of these sales would occur during the first quarter of 2026. However, the timing and amount of any sales will depend on market conditions and our liquidity needs and may change.
Our planned capital expenditures and other cash requirements may require additional external financing. We may from time to time seek additional financing to fund our operations and capital expenditures. If we are unable to obtain financing on acceptable terms, we may be required to reduce, delay or modify planned expenditures or pursue other alternatives.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2025,

that our available liquidity, including cash and cash equivalents and expected operating cash flows and customer funding related to our colocation arrangements, will be sufficient to satisfy our cash requirements for at least the next twelve months.
The following table summarizes our cash and cash equivalents and the fair value of our digital assets (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$311,378	$836,197
Digital assets	$222,000	$23,893
The following table presents our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	278,250	42,896
Net cash used in investing activities	(740,750)	(95,192)
Net cash (used in) provided by financing activities	(63,102)	819,567
Net cash provided by operating activities increased to $278.3 million in 2025 from $42.9 million in 2024, primarily due to higher cash inflows from operating working capital driven by deferred revenue associated with colocation services.
Net cash used in investing activities increased to $740.8 million in 2025 from $95.2 million in 2024, primarily reflecting capital expenditures related to our colocation expansion.
Net cash used in financing activities was $63.1 million in 2025 compared to net cash provided of $819.6 million in 2024, primarily due to the absence of prior-year financing proceeds.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations consist primarily of (i) obligations for long-term debt and related interest, (ii) operating lease obligations for property, and (iii) capital expenditure commitments related to the conversion of a significant portion of our data centers to high-density colocation operations.
During 2025 and 2024, we spent $729.0 million and $95.0 million on capital expenditures, respectively. We expect to increase capital expenditures in 2026 relative to 2025 to support our strategic shift to colocation services.
For additional information regarding our operating lease obligations, convertible notes, and purchase commitments, refer to
Note 7 — Leases, Note 8 — Convertible and Other Notes Payable, and Note 11 — Commitments and Contingencies, respectively, to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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
Stock-Based Compensation
The valuation of equity awards that contain market conditions, including the 2025 performance restricted stock units with a relative total shareholder return condition, requires the use of a Monte Carlo pricing model. The model incorporates assumptions that are both unobservable and significant to the overall fair value measurement, including expected volatility of the Company’s common stock and its correlation with the Russell 2000 Index, which reflect anticipated variability and relative performance of the Company’s stock price over the performance period. These assumptions involve judgment and are based on a combination of historical data and market information. If different assumptions had been used, the resulting grant-date fair value of these awards, and the related stock-
based compensation expense recognized over the requisite service period, could have been materially different. Management believes the estimates and assumptions used in the valuation of these awards are reasonable based on information available at the time of grant.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting
Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in the price of bitcoin and commodities.
Risk Regarding the Price of Bitcoin
As of December 31, 2025, we held 2,537 bitcoin, with a carrying value of $222.0 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the year ended December 31, 2025 ranged from a low of $74,485 to a high of $126,210, with an average price of $101,639.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices, the most significant of which is electricity. We closely monitor the cost of electricity at all of our locations. Our colocation customer agreements include power pass-through provisions that allow us to recover the cost of customer power usage. We did not have commodity derivative instruments outstanding as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(1)(a) herein, are incorporated by reference into this Item 8.
CONSOLIDATED FINANCIAL STATEMENT TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors Core Scientific, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Core Scientific, Inc. and subsidiaries (the Company) as of December
31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal
Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our
report dated March 2, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over self-mining revenue
As discussed in Note 2 to the consolidated financial statements, the Company provides hash calculations to third-party pool operators as a participant in mining pools. Contract inception and the Company’s enforceable right to consideration begin when the Company commences providing hash calculation services to the mining pool operators. The Company is entitled to non-cash compensation based on the Full-Pay-Per-Share (“FPPS”) model of the mining pool in which it participates. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception. For the year ended December 31, 2025, revenue from digital assets self-mining revenue was $229.2 million.
We identified the evaluation of the sufficiency of audit evidence over self-mining revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the nature and extent of procedures performed over completeness, existence, and accuracy of the self-mining revenue recognized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the completeness, existence, and accuracy of self-mining revenue. We obtained confirmations from third-party mining pool operators of the total mining rewards earned, the hashrate contributed by the Company and the digital asset wallet addresses in which the rewards were deposited. We performed procedures around period end to evaluate whether self-mining revenue was recognized in the appropriate accounting period. For a sample of the Company’s self-mining revenue transactions, we:
•recalculated the Company’s recorded self-mining revenue
•compared the Company’s record of self-mining revenue to the records of the public blockchain using a proprietary software audit tool
•evaluated the reasonableness of the digital asset prices utilized by the Company to record digital assets received as self-
mining revenue by obtaining independent digital asset prices and comparing those to the prices selected by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Chicago, Illinois
March 2, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)
To the Stockholders and Board of Directors of
Core Scientific, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Core Scientific, Inc. (the “Company”) as of December 31, 2024, the
related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).
In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the
Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended
December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Costa Mesa, CA
February 26, 2025, except for the effects of the restatement disclosed in Note 3 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2024 annual report on Form 10-K/A, as to which the date is March 2, 2026.

Core Scientific, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$311,378	$836,197
Restricted cash	—	783
Digital assets	222,000	23,893
Customer funding receivable and other current assets	362,159	43,089
Total Current Assets	895,537	903,962
Property, plant and equipment, net	1,293,299	433,473
Operating lease right-of-use assets	108,484	114,472
Other noncurrent assets	50,324	24,039
Total Assets	$2,347,644	$1,475,946
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$126,106	$19,265
Accrued expenses	511,957	64,670
Deferred revenue	127,561	18,134
Other current liabilities	15,777	32,493
Total Current Liabilities	781,401	134,562
Convertible and other notes payable, net of current portion	1,060,325	1,073,990
Warrant liabilities	936,107	1,097,285
Deferred revenue, net of current portion	428,290	—
Other noncurrent liabilities	104,261	113,158
Total Liabilities	3,310,384	2,418,995
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; 314,231 and 292,606 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	3,183,960	2,915,035
Accumulated deficit	(4,146,703)	(3,858,087)
Total Stockholders’ Deficit	(962,740)	(943,049)
Total Liabilities and Stockholders’ Deficit	$2,347,644	$1,475,946
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Colocation revenue	$65,424	$24,378	$—
Digital asset self-mining revenue	229,207	408,740	390,333
Digital asset hosted mining revenue from customers	24,388	77,554	102,005
Digital asset hosted mining revenue from related parties	—	—	10,062
Total revenue	319,019	510,672	502,400
Cost of revenue:
Cost of colocation services	45,679	21,709	—
Cost of digital asset self-mining	218,868	314,335	291,696
Cost of digital asset hosted mining services	16,574	53,558	87,245
Total cost of revenue	281,121	389,602	378,941
Gross profit	37,898	121,070	123,459
Decrease in fair value of digital assets	31,603	1,052	—
Gain from sale of digital assets	—	—	(3,893)
Impairment of digital assets	—	—	4,406
Decrease in fair value of energy derivatives	—	2,757	3,918
Loss on disposal of property, plant and equipment	9,680	4,210	1,956
Impairment of property, plant and equipment	11,359	122,869	—
Colocation organizational and site startup costs	48,249	13,734	—
Advisor fees	23,372	4,822	—
Selling, general and administrative	159,224	113,691	108,111
Operating (loss) income	(245,589)	(142,065)	8,961
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	1,933	487	(20,065)
Interest (income) expense, net	(3,277)	37,070	86,238
Change in fair value of warrants and contingent value rights	33,059	1,369,157	—
Reorganization items, net	—	(111,439)	191,122
Loss on legal settlements	10,690	2,070	—
Other non-operating expense (income), net	39	(2,395)	(2,530)
Total non-operating expense, net	42,444	1,294,950	254,765
Loss before income taxes	(288,033)	(1,437,015)	(245,804)
Income tax expense	583	859	683
Net loss	$(288,616)	$(1,437,874)	$(246,487)
Net loss per share, basic and diluted	$(0.88)	$(4.87)	$(0.65)
Weighted average shares outstanding, basic and diluted	318,068	255,832	379,863
See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2023	375,225	36	1,764,368	(2,173,750)	(409,346)
Net loss	—	—	—	(246,487)	(246,487)
Stock-based compensation	—	—	58,892	—	58,892
Exercise of stock options	3	—	—	—	—
Restricted stock awards issued, net of shares withheld for tax withholding obligations	12,046	—	—	—	—
Restricted stock awards forfeited	(391)	—	—	—	—
Balance at December 31, 2023	386,883	$36	$1,823,260	$(2,420,237)	$(596,941)
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	—	—	24	24
Balance at January 1, 2024, adjusted	386,883	36	1,823,260	(2,420,213)	(596,917)
Net loss	—	—	—	(1,437,874)	(1,437,874)
Stock-based compensation	—	—	52,411	—	52,411
Cancellation of common stock in connection with emergence	(386,883)	(36)	36	—	—
Issuance of new common stock in connection with emergence	152,576	2	296,893	—	296,895
Issuance of new common stock under the Equity Rights Offering	15,649	—	55,000	—	55,000
Issuance of new common stock for the Equity Rights Offering backstop commitment	2,111	—	5,475	—	5,475
Issuance of new common stock for Bitmain obligation	10,735	—	27,839	—	27,839
Conversion premium on the issuance of the New Secured Convertible Notes	—	—	33,202	—	33,202
Issuance of warrants	—	—	(345,856)	—	(345,856)
Exercise of stock options	—	—	9	—	9
Restricted stock awards issued, net of tax withholding obligations	4,543	—	(3,393)	—	(3,393)
Restricted stock awards forfeited	(40)	—	—	—	—
Exercise of warrants	61,565	1	704,710	—	704,711
Issuance of new common stock for New Secured Convertible Notes conversion	44,585	—	261,772	—	261,772
Issuance of new common stock for PIK interest	882	—	3,677	—	3,677
Balance at December 31, 2024	292,606	$3	$2,915,035	$(3,858,087)	$(943,049)

Core Scientific, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit (cont’d)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at Balance at January 1, 2025	292,606	3	2,915,035	(3,858,087)	(943,049)
Net loss	—	—	—	(288,616)	(288,616)
Stock-based compensation	—	—	99,200	—	99,200
Restricted stock awards issued	9,835	—	39	—	39
Restricted stock awards withheld for tax withholding obligations	(2,074)	—	(32,335)	—	(32,335)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	13,864	$—	202,042	—	202,042
Balance at December 31, 2025	314,231	$3	$3,183,960	$(4,146,703)	$(962,740)
See accompanying notes to consolidated financial statements.
1 Proceeds from digital assets received as noncash revenue consideration liquidated nearly immediately after receipt as a routine operating activity.

Core Scientific, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024		2023
Cash flows from Operating Activities:
Net loss	$(288,616)	$(1,437,874)		$(246,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,913	113,205		96,003
Loss on disposal of property, plant and equipment	9,680	4,210		1,956
Impairment of property, plant and equipment	11,359	122,869		—
Change in right-of-use assets	11,266	6,916		442
Stock-based compensation	98,236	51,924		58,892
Digital asset self-mining	(229,710)	(425,253)		(407,082)
Proceeds from sale of digital assets generated by self-mining and shared hosting revenues[1]	—	402,461	—	404,686
Decrease in fair value of digital assets	31,603	1,052		—
Impairment of digital assets	—	—		4,406
Gain from sale of digital assets	—	—		(3,886)
Change in fair value of energy derivatives	—	(2,262)		—
Increase in fair value of warrant liabilities	33,965	1,451,210		—
Decrease in fair value of contingent value rights	(906)	(82,053)		—
Loss (gain) on debt extinguishment	1,933	487		(20,065)
Loss on issuance of notes payable through settlements	—	—		8,515
Amortization of debt discount	5,994	3,756		752
Non-cash reorganization items	—	(143,791)		—
Non-cash PIK interest expense	—	3,676		—
Changes in operating assets and liabilities:
Accounts receivable, net	—	659		(767)
Accounts receivable from related parties	—	—		23
Deposits for equipment for sales to customers	—	—		(2,403)
Customer funding receivable and other current assets	16,223	(20,393)		(18,351)
Accounts payable	10,782	(12,272)		118,911
Accrued expenses	(17,400)	1,880		130,382
Deferred revenue from colocation services	536,093	17,785		—
Deferred revenue from hosted mining services	1,624	(9,481)		(47,807)
Other noncurrent assets and liabilities, net	(22,789)	(5,815)		(13,006)
Net cash provided by operating activities	278,250	42,896		65,114
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(729,000)	(94,961)		(16,161)
Proceeds from sales of property and equipment	3,461	—		—
Proceeds from sale of Cedarvale	—	—		13,998
Purchase of equity investments	(5,000)	—		—
Investments in intangible assets	(10,211)	(231)		(833)
Net cash used in investing activities	(740,750)	(95,192)		(2,996)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,672)	(6,038)		(3,658)
Principal payments on debt	(8,613)	(304,819)		(40,991)
Debt extinguishment payments	(27,512)	—		—
Taxes paid related to net share settlement of equity awards	(32,216)	—		—
Proceeds from the issuance of 3.00% convertible senior notes, net	—	447,609		—
Issuance costs for 3.00% convertible senior notes	—	(2,529)		—
Proceeds from the issuance of 0.00% convertible senior notes, net	—	610,156		—
Issuance costs for 0.00% convertible senior notes	—	(1,313)		—

Proceeds from issuance of new common stock	—	55,000	—
Proceeds from draw from exit facility	—	20,000	—
Restricted stock tax holding obligations	—	(3,393)	—
Proceeds from exercise of warrants	6,911	4,885	—
Proceeds from exercise of stock options	—	9	—
Net cash (used in) provided by financing activities	(63,102)	819,567	(44,649)
Net (decrease) increase in cash, cash equivalents and restricted cash	(525,602)	767,271	17,469
Cash, cash equivalents and restricted cash—beginning of period	836,980	69,709	52,240
Cash, cash equivalents and restricted cash—end of period	$311,378	$836,980	$69,709

Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$311,378	$836,197	$50,409
Restricted cash	—	783	19,300
Total cash, cash equivalents and restricted cash	$311,378	$836,980	$69,709

See accompanying notes to consolidated financial statements.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
1.        ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) provides digital infrastructure for high-density colocation services and digital asset mining. We operate facilities for high-density colocation services and provide digital infrastructure, software solutions and services to our third-party customers. We currently derive the majority of our revenue from earning digital assets for our own account but expect to increase revenue derived from high-density colocation (“HDC”) as additional customer capacity becomes billable. We are converting our existing facilities to support artificial intelligence-related (“AI”) workloads and next generation colocation services as circumstances allow, and in a manner, designed to retain access to electrical power under our control, maximize the value of our digital asset mining equipment to third parties, and fulfill our existing obligations to suppliers and customers. Our facilities are located in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (3).
The Company had historically focused on designing, building and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. In 2024, the Company announced its first high-density colocation contract with CoreWeave, Inc. (“CoreWeave), an artificial intelligence-focused hyperscaler. These agreements leverage the Company’s existing digital infrastructure and expertise in third-party hosting solutions.
We operate in three segments: “Colocation,” consisting of providing high-density colocation services to customers employing
AI and high-performance computing (“HPC”) related workloads, “Digital Asset Self-Mining,” consisting of performing digital asset mining for our own account, and “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining. Prior to April 1, 2024, we operated primarily in the Digital Asset Self-Mining and Digital Asset Hosted Mining
segments.
Our high-density colocation services provide space, power, cooling, facilities operations, security and other services to third-
party colocation customers to support workloads for machine learning and AI. Colocation segment revenue is concentrated with a single customer; see Note 15 — Segment Reporting.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include assumptions used in property, plant and equipment, the initial measurement of lease liabilities, stock-
based compensation, the fair value of derivative liabilities, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments, including money market funds, with original maturities of three months or less from the date of acquisition. As of December 31, 2025 and 2024, substantially all cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits. Restricted cash as of December 31, 2024, consisted of a deposit held at a lender’s bank in accordance with the terms of a note agreement.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. For the years ended December 31, 2025, 2024 and 2023, the Company did not record any credit losses or recoveries.
The Company’s allowance for doubtful accounts was nil as of December 31, 2025 and 2024.
Digital Assets
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU
2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income (loss). The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 was effective for annual and interim reporting periods beginning after December 15, 2024, with early adoption permitted.
The Company’s digital assets are within the scope of ASU 2023-08 and the Company early adopted the new standard effective
January 1, 2024 on a modified retrospective basis. The transition guidance required a cumulative-effect adjustment as of the beginning of the fiscal year of adoption for any difference between the carrying amount of the Company’s digital assets and fair value. The early adoption did not have a material impact on the Company’s consolidated financial statements.
As of August 19, 2024, the Company is no longer required to sell bitcoin it earns through mining within ten days of receipt as previously required by the terms of extinguished debt facilities. The Company intends to optimize cash from the sale of bitcoin received from mining activities, which may entail, subject to market conditions, holding bitcoin for future sale at any particular point in time. Digital assets are classified as current assets on the Company’s consolidated balance sheets, reflecting management's current intent and expectation to convert these assets to cash within the next year. The classification of digital assets is evaluated regularly, and any change in management's intent or expectations regarding the timing of conversion to cash could result in a reclassification of these assets. Cash from sales of digital assets awarded to the Company through its self-mining activities are classified as cash flows from operating activities if sold nearly immediately. The Company does not have any off-balance sheet holdings of digital assets and does not safeguard digital assets for third parties. The Company tracks its cost basis of digital assets in accordance with the first-in-
first-out method of accounting.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company’s digital assets have active markets with observable prices and their fair value measurements are considered
Level 1. The following table presents a roll-forward of total digital assets for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Digital assets, beginning of period	$23,893	$2,284
Cumulative effect of ASU 2023-08, adopted January 1, 2024[1]	—	24
Digital assets, beginning of period, as adjusted	23,893	2,308
Digital asset self-mining revenue, net of receivables[2]	229,710	409,560
Mining revenue from shared hosting	—	15,693
Proceeds from sales of digital assets and shared hosting	—	(402,461)
Decrease in fair value of digital assets	(31,603)	(1,052)
Payment of board fee	—	(89)
Other	—	(66)
Digital assets, end of period	$222,000	$23,893
1 Reflects the impact of the Company’s early adoption of Accounting Standards Update (“ASU”) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic
350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2024 on a modified retrospective basis.
2 As of December 31, 2025,  and December 31, 2024, there was $0.4 million and $0.9 million, respectively, of digital asset receivable included in Customer funding receivable and other current assets on the Company’s consolidated balance sheets.
The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
December 31, 2025	2,537	$254,694	$222,000
December 31, 2024	256	$24,991	$23,893
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Leases
The Company has entered into operating and finance leases for office space, data facilities, computer and networking equipment, electrical infrastructure and office equipment, with lease periods expiring through 2051. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the commencement date on which the underlying asset is made available for the Company’s use by the lessor. The
Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and presentation over the lease term.
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
For leases with a term of 12 months or less at commencement, and that do not include an option to purchase the underlying assets, the Company has elected the exemption to not measure and recognize an associated lease liability or right-of-use asset.
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
Deferred Revenue
Deferred revenue from colocation services relate to prepaid base license fees for colocation lease arrangements which are accounted for under Accounting Standards Codification (“ASC”) 842, Leases (“ASC Topic 842”). Prepaid base license fees relate to capital expenditures on colocation facility site development funded by the customer. Deferred revenue from hosted mining services relates to customer contracts for digital asset hosted mining services which are accounted for under ASC 606, Revenue Recognition
(“ASC Topic 606”). Advanced payments are typically recognized in the following month for hosted mining services and are generally recognized within 30 months of license order commencement for colocation services.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The following table presents a rollforward of deferred revenue for the years ended December 31, 2025 and 2024 (in thousands):

	Deferred Revenue From Colocation Services	Deferred Revenue From Hosted Mining Services	Total Deferred Revenue
Balance at December 31, 2023	$—	$9,830	$9,830
Revenue recognized that was included in the deferred revenue balance as of the beginning of the year	—	6,651	6,651
Additional customer funding received (reduced)	17,785	(16,132)	1,653
Balance at December 31, 2024	$17,785	$349	$18,134
Revenue recognized that was included in the deferred revenue balance as of the beginning of the year	(5,124)	(329)	(5,453)
Base license fee earned, not yet due	(13,633)	—	(13,633)
Additional customer funding received	554,850	1,953	556,803
Balance at December 31, 2025	$553,878	$1,973	$555,851

Current portion at December 31, 2025			$127,561
Non-current portion at December 31, 2025			$428,290
Convertible and Other Notes Payable
Convertible and other notes payable (“Notes payable”) are accounted for under ASC 470, Debt and are presented at their carrying value, which is their remaining par or face amount net of any related unamortized premium, discount and issuance costs.
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
Notes payable are evaluated at issuance to determine whether or not they have features or terms which would be treated as embedded derivatives that are required to be bifurcated under ASC 815, Derivatives and Hedging (“ASC Topic 815”). As of
December 31, 2025 and 2024, Notes payable did not have any embedded derivatives required to be bifurcated.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized over the term of the associated debt using the effective interest rate method.
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
Prior to the Company’s emergence from bankruptcy on January 23, 2024 (the “Effective Date”), the Company had public warrants and private placement warrants that were recognized as derivative liabilities. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date, and any change in fair value was recognized in the Company’s consolidated statements of operations and presented as Change in fair value of warrants and contingent value rights. The initial and subsequent estimated fair value of both the public warrants and private placement warrants was based on the listed price in an active market for the public warrants.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
As described in Note 9 — Warrant Liabilities and Contingent Value Rights, on the Effective Date, pursuant to the Company’s plan of reorganization, holders of the Company’s previous common stock received warrants. The warrants are equity-linked instruments. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in Net loss.
Contingent Value Rights Liabilities
As described in Note 9 — Warrant Liabilities and Contingent Value Rights, on the Effective Date, pursuant to the Company’s plan of reorganization, the Company entered into a contingent value rights agreement (the “Contingent Value Rights Agreement”)
which  provides for the issuance of the contingent value rights (the “CVRs”) to certain creditors and provides for the issuance of CVRs issued to holders of allowed general unsecured claims (“GUC”) (in such capacity, the “GUC Payees”) (the “GUC CVRs”). The CVRs and GUC CVRs are equity-linked instruments which are either only cash settled or in some instances share settled at the Company’s sole discretion. The Company determined that these equity-linked instruments are not indexed to the Company’s stock and are required to be recognized as liabilities which are, initially and subsequently, measured at fair value with changes in value reflected in
Net loss.
Revenue Recognition - Colocation Revenue
The Company’s Colocation segment generates revenue by licensing data center space to customers under licensing agreements.
These arrangements contain lease components for the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. The Company has elected the practical expedient available under ASC Topic 842, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in the Company’s current licensing arrangements and the single combined component in these arrangements is accounted for under the operating lease guidance of ASC Topic 842.
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognizes the total combined component license payments under the agreements on a straight-line basis over the non-cancellable term. The difference between straight-line license revenue and amounts billed or received is recorded as deferred revenue in the consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
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
One of the Company’s ongoing major or central operations is to provide hash calculations to third-party pool operators as a participant in mining pools. The Company considers the third-party mining pool operators to be its customers under ASC Topic 606.
Contract inception and the Company’s enforceable right to consideration begin when the Company commences providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company is entitled to non-cash compensation based on the Full-Pay-Per-Share (“FPPS”) model of the mining pool in which it participates. FPPS pools pay block rewards and transaction fees, net of mining pool fees, and participants are entitled to non-
cash consideration even if a block is not successfully validated by the mining pool operator. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a daily 24-hour period beginning 00:00:00 UTC and ending 23:59:59 UTC. The non-cash consideration for providing hash calculations to the pool operator under the FPPS payout method is comprised of block rewards and transaction fees net of pool operator fees, determined as follows:
•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin
Network for the daily 24-hour period beginning 00:00:00 UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that the Company provided to the pool operator as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same daily period.
•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning 00:00:00 UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the 24-hour period as a percent of total block rewards the Bitcoin Network actually generated during the same 24-hour period, multiplied by the block rewards the
Company earned for the same 24-hour period noted above.
•The block reward and transaction fees earned by the Company are reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent the Company performs hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same daily 24-hour period.
The above non-cash consideration is variable, since the amount of block reward earned depends on the amount of hash calculations the Company performs; the amount of transaction fees the Company is entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since they are determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. The Company estimates variable consideration at contract inception and includes amounts for which it is probable that a significant reversal in the amount of revenue recognized will not occur when the uncertainty is subsequently resolved. The Company recognizes the non-cash consideration on the same day that control is transferred of the underlying bitcoin, which is the same day as contract inception.
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
Hosting Services
The Company regularly enters contracts that include hosting services, for which revenue is recognized as services are performed on a variable basis. The Company performs hosting services that enable customers to run blockchain and other high-
performance computing operations. The Company’s performance obligation related to these services is satisfied over time. The
Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customers, and our customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The
Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes

Core Scientific, Inc.
Notes to Consolidated Financial Statements
revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.
Performance Obligation Commitments
As of December 31, 2025, the Company had no outstanding performance obligations for contracts with original terms exceeding one year.
As of December 31, 2024, the Company’s performance obligation commitments related to digital asset hosted mining services.
The Company had performance obligations associated with commitments in customer digital asset hosted mining contracts for future services that have not yet been recognized in the financial statements. As of December 31, 2024, for contracts with original terms that exceed one year (typically ranging from 15 to 24 months), the Company expected to recognize approximately $8.4 million of revenue in the future related to performance obligations associated with existing hosted mining contracts. The Company recognized approximately 100% of this amount over the next 12 months.
Costs of Revenue
The Company’s Cost of colocation services, Cost of digital asset self-mining and Cost of digital asset hosted mining services primarily consist of power fees, depreciation expense, facility operations expense and employee compensation, including stock-based compensation.
Stock-Based Compensation
Under ASC 718, Stock Compensation, the Company accounts for stock-based compensation expense using a fair-value-based method. Stock-based compensation expense is measured at the grant date based on the estimated fair value of the equity award. The estimated fair value of restricted stock units (“RSUs”) with only service conditions is based on the closing market price of the
Company’s common stock on the date of grant. The estimated fair value of RSUs that include market conditions (“MSUs”) is estimated on the date of grant using the Monte Carlo pricing model for each service and market condition tranche. The estimated fair value of RSUs that include performance conditions (“PSUs”) is generally based on the closing market price of the Company’s common stock on the date of grant; however, for PSUs that include market conditions, the estimated fair value is on the date of grant using a Monte Carlo pricing model.
For RSU awards with only service conditions, the estimated fair value of the equity awards is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service period for the entire award, which is generally the vesting period. For RSU awards with service and market conditions, the compensation expense is recognized for each separately vesting portion of the award, or tranche, as if it were a separate award with its own vesting and exercise conditions (i.e., on an accelerated attribution basis). The estimated fair value of each tranche is recognized as expense on a straight-line basis, less actual forfeitures as they occur, over the requisite service for the tranche. The requisite service period of each tranche is the greater of the derived service period from the market condition or the service condition vesting period. For RSU awards with performance conditions, compensation expense is recognized over the requisite service period based on the number of awards expected to vest. The
Company recognizes compensation expense for awards with performance conditions only when it is probable that the performance condition will be achieved and adjusts compensation expense using a cumulative catch-up approach for changes in the expected outcome. Compensation expense for awards with performance conditions is reversed for awards that do not vest due to the failure to satisfy the performance condition. Compensation expense for awards with market conditions is not reversed if the market condition is not achieved, provided that the requisite service is rendered. See Note 13 — Stockholders' Deficit for more information about the service, market and performance conditions associated with the Company’s equity awards.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU 2023-09”), which enhances income tax disclosure requirements, including (i) additional disaggregation of income tax information and (ii) additional rate reconciliation disclosures, including specified categories and further disaggregation of items meeting a quantitative threshold. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15,
2024, and are to be applied prospectively (retrospective application is permitted). The Company adopted ASU 2023-09 effective
January 1, 2025, applied prospectively, and the required disclosures are included in this Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20):
Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the accounting for certain settlements of convertible debt instruments as induced conversions versus extinguishments. The guidance is effective for fiscal years beginning after
December 15, 2025. The Company expects to adopt ASU 2024-04 on its required effective date and apply the guidance prospectively.
The Company does not expect adoption to have a material impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In
January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 for all public business entities. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively; retrospective application is also permitted. The Company is currently evaluating the impact these ASUs will have on its consolidated financial statements and related disclosures.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
3.        RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
During the preparation of the consolidated financial statements for the year ended December 31, 2025, the Company determined that property, plant and equipment was overstated as a result of the improper continued capitalization of carrying values of assets committed to demolition in connection with the conversion of certain facilities from digital asset mining operations to high-
performance colocation infrastructure, which impacted the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024, as well as the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, the three months ended March 31, 2025, the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025. Specifically, the carrying values of assets committed to demolition were improperly capitalized rather than being written down to fair value through the recognition of impairment charges in the periods in which the commitment to demolish was made.
The Company assessed the materiality of the errors, individually and in the aggregate, and concluded that the errors were material to the previously issued consolidated financial statements and condensed consolidated statements set forth above and such previously issued financial statements should no longer be relied upon. As a result, the Company has restated its previously issued financial statements through the filing of an amended Annual Report on Form 10-K for the year ended December 31, 2024 and amended Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025, which are being filed concurrently with this Annual Report on Form 10-K.
4.        EMERGENCE FROM BANKRUPTCY
On January 16, 2024, the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) entered an order confirming the Fourth Amended Joint Chapter 11 Plan of Core Scientific, Inc. and certain of its affiliates (collectively, the
“Debtors”) (with technical modifications) (the “Plan of Reorganization”). On January 23, 2024 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied or waived and the Company emerged from bankruptcy. On January
24, 2024, the Company’s common shares began trading on Nasdaq under the ticker symbol “CORZ”.
On the Effective Date, the Company’s obligations under its notes sold pursuant to (i) the Secured Convertible Note Purchase
Agreement, dated as of April 19, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time) (the “Secured Convertible Notes”) and (ii) the Convertible Note Purchase Agreement, dated as of August 20, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time) (the “Other Convertible Notes,” and together with the Secured Convertible Notes, the “Convertible Notes”), as well as the replacement debtor-in-possession credit agreement and substantially all other instruments directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors giving rise to any claim or interest (except for instruments specifically reinstated pursuant to the Plan of
Reorganization), were canceled, and the duties and obligations of all parties thereto were deemed satisfied in full, canceled, released, discharged, and of no force or effect.
On the Effective Date, pursuant to the Plan of Reorganization:
•The Company entered into a credit and guaranty agreement (the “Exit Credit Agreement”) providing for an $80 million first-
lien credit facility with certain holders of the Company’s Convertible Notes. The Exit Credit Agreement was paid in full on
August 19, 2024.
•The Company issued $150.0 million aggregate principal amount of senior secured notes due 2028 (the “Secured Notes”)
pursuant to a secured notes indenture (the “Secured Notes Indenture”). The Secured Notes were paid in full on August 19,
2024.
•The Company issued $260.0 million aggregate principal amount of secured convertible notes due 2029 (the “New Secured
Convertible Notes”) pursuant to a secured convertible notes indenture (the “New Secured Convertible Notes Indenture”). The
New Secured Convertible Notes were issued to holders of the Company’s Convertible Notes. The New Secured Convertible
Notes were mandatorily converted as of July 10, 2024, and are no longer outstanding.
•The Company entered into an agreement that provided for the issuance of contingent value rights (the “CVRs”) to holders of the Company’s Convertible Notes and contingent value rights to holders of allowed general unsecured claims (the “GUC
CVRs”). On July 1, 2024, the GUC CVR obligations were extinguished pursuant to their terms when the volume-weighted

Core Scientific, Inc.
Notes to Consolidated Financial Statements
average price (“VWAP”) of the Company’s New Common Stock on Nasdaq exceeded $5.02 for 20 trading days within the applicable 30 consecutive trading day period.
•Under the Plan of Reorganization, holders of the Company’s pre-emergence Secured Convertible Notes and Other
Convertible Notes received Secured Notes, New Secured Convertible Notes, post-emergence common stock and CVRs.
Certain holders of New Secured Convertible Notes also funded and received the Exit Credit Agreement.
See Notes 8 — Convertible and Other Notes Payable, 9 — Warrant Liabilities and Contingent Value Rights, and 13 —
Stockholders' Deficit for additional information about the Company’s emergence from bankruptcy.
Settlements
During the years ended December 31, 2024 and 2023, settlements of claims with various entities were ordered by the
Bankruptcy Court and the satisfaction of those claims was recorded as Reorganization items, net in the Company’s consolidated statements of operations.
In 2020, the Company entered into a master equipment finance agreement with NYDIG and received loans to finance the
Company’s acquisition of blockchain computing equipment (“NYDIG Loan”). On February 26, 2023, the Bankruptcy Court entered an order approving a settlement with NYDIG which the Debtors agreed to transfer the miners serving as collateral under the NYDIG
Loan back to NYDIG over a period of several months in exchange for the full extinguishment of the NYDIG Loan. The final shipment of miners serving as collateral under the NYDIG Loan occurred during the quarter ended March 31, 2023, after which the NYDIG
Loan was extinguished in full and the Company recorded a $20.8 million gain on debt extinguishment in the Company’s consolidated statements of operations for the year ended December 31, 2023.
Reorganization items, net
Effective December 21, 2022, the date the Debtors filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy
Code (the “Chapter 11 Cases”), the Company began to apply the provisions of ASC 852, Reorganizations (“ASC Topic 852”), which is applicable to companies under bankruptcy protection and requires amendments to the presentation of certain financial statement line items. ASC Topic 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Reorganization items, net in the consolidated statements of operations beginning
December 21, 2022, the petition date.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Professional fees and other bankruptcy related costs	$21,480	$92,195
Negotiated settlements	(2,269)	(20,525)
Satisfaction of allowed claims:
Extinguishment of secured and other convertible notes	(10,831)	—
Extinguishment of miner equipment lender loans and leases	(102,024)	—
Satisfaction of general unsecured creditor claims	(31,167)	—
Satisfaction of cures and other claims	231	94,567
Total satisfaction of allowed claims	(143,791)	94,567
Reimbursed claimant professional fees	12,802	—
Debtor-in-possession financing costs	339	24,885
Reorganization items, net	$(111,439)	$191,122
During the year ended December 31, 2024, there were significant reorganization related gains resulting primarily from satisfaction of allowed claims under the Plan of Reorganization on the Effective Date and negotiated settlements, partially offset by professional fees and other bankruptcy related costs. These reorganization related impacts were classified as Reorganization items, net through the Effective Date. For the year ended December 31, 2025 and 2024, post-emergence bankruptcy advisory costs of
$1.8 million and $4.8 million, respectively, were recorded as Advisor fees in the Company’s consolidated statements of operations.
5.        PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31, 2025	December 31, 2024	Estimated Useful Lives
Land and improvements[1]	$21,769	$17,215	20 years
Building and improvements	278,222	186,267	10 to 39 years
Mining and network equipment	408,777	413,296	3 to 10 years
Electrical equipment	77,348	74,077	15 years
Other property, plant and equipment	3,010	2,764	5 to 7 years
Total	789,126	693,619
Less: accumulated depreciation and amortization	406,893	372,112
Total	382,233	321,507
Add: Construction in progress	911,066	111,966
Property, plant and equipment, net	$1,293,299	$433,473
1  Estimated useful life of improvements. Land is not depreciated.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Property, plant and equipment, net being leased to customers were immaterial as of December 31, 2024. As of December 31,
2025, property, plant and equipment, net being leased to customers consisted of the following (in thousands):

December 31, 2025
Land and improvements	$5,546
Building and improvements	146,082
Mining and network equipment	8
Electrical equipment	19,146
Other property, plant and equipment	218
Total	171,000
Less: accumulated depreciation and amortization	9,856
Property, plant and equipment, net leased to customers	$161,144
Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $68.1 million, $112.3 million, and
$95.7 million, respectively.
During the years ended December 31, 2025 and 2024, $153.1 million and $169.3 million, respectively, of construction in progress was placed into service.
During the years ended December 31, 2025 and 2024, the Company recognized impairment charges of $11.4 million and
$122.9 million, respectively, related to property, plant and equipment committed to demolition in connection with the conversion of data center facilities from digital asset mining to high-density colocation operations. These charges represent the excess of the carrying value of the identified assets over their estimated fair value. The fair value measurement date is the date on which the commitment to demolish is made, which generally coincides with the execution of a colocation customer contract and commitment to site redevelopment plans. Fair value was determined using a market approach based on estimated salvage and scrap proceeds for the affected assets, which were determined to be nominal. These are non-recurring Level 3 fair value measurements, and the significant unobservable input is the estimated salvage and scrap value of the affected assets, which was determined to be nominal. These charges are presented as impairment of property, plant and equipment in the consolidated statements of operations. There were no other indicators of impairment of long-lived asset groups for the years ended December 31, 2025 and 2024.
6.        BALANCE SHEET COMPONENTS
Customer funding receivable and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Customer funding receivable	$337,158	$7,442
Other	25,001	35,647
Total customer funding receivable and other current assets	$362,159	$43,089
Customer funding receivable represents amounts due from our customer for construction related payables and accrued expenses incurred on their behalf. The Company collects these amounts from the customer prior to payment to vendors. The net impact of the account balance changes are reflected in the working capital components of the statement of cash flows. Obligations related to customer items are paid soon after reimbursement. As of December 31, 2025, approximately $290.6 million of the related obligations were included in accrued expenses and approximately $46.6 million were included in accounts payable.
Accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

Core Scientific, Inc.
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
Accrued customer funded construction	$290,603	$—
Accrued capital expenditures	197,888	17,395
Other	23,466	47,275
Total accrued expenses	$511,957	$64,670
Other noncurrent liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Operating lease liabilities, net of current portion	89,011	97,843
Other	15,250	15,315
Total other noncurrent liabilities	$104,261	$113,158
7.        LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s Consolidated Balance Sheets as follows (in thousands):

	Financial statement line item	December 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$108,484	114,472
Finance lease right-of-use assets	Other noncurrent assets	$1,843	5,873
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$12,343	9,974
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$89,011	97,843
Finance lease liabilities, current portion	Other current liabilities	$—	1,669
Finance lease liabilities, net of current portion	Other noncurrent liabilities	$844	3

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The components of lease expense were as follows (in thousands):

		Year Ended December 31,
	Financial statement line item	2025	2024	2023
Operating lease expense	Cost of colocation services	$13,853	$10,274	$—
Operating lease expense	Cost of digital asset self-mining	327	413	—
Operating lease expense	Cost of digital asset hosted mining services	35	87	—
Operating lease expense	Selling, general and administrative	4,964	2,129	1,024
Short-term lease expense	Cost of digital asset self-mining	1,205	383	—
Variable lease expense	Cost of colocation services	1,270	1,455	—
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	570	1,106	11,424
Interest on lease liabilities	Interest expense, net	119	1,200	1,787
Total finance lease expense		689	2,306	13,211
Total lease expense		$22,343	$17,047	$14,235
Information relating to the lease term and discount rate is as follows:

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years)
Operating leases	7.5	8.5
Finance leases	4.9	0.7
Weighted Average Discount Rate
Operating leases	8.5%	8.5%
Finance leases	7.4%	12.5%
Information relating to lease payments is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease Payments
Operating cash flows from operating leases	$16,961	$16,328	$956
Operating cash flows from finance leases	$82	$1,856	$964
Financing cash flows from finance leases	$1,672	$6,038	$3,495

Supplemental Noncash Information
Finance lease right-of-use assets obtained in exchange for lease obligations	$1,916	$—	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,952	$111,736	$—
Increase in operating right-of-use assets due to lease modification	$1,327	$—	$—

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company’s minimum payments under noncancelable operating and finance leases having terms in excess of one year are as follows at December 31, 2025, and thereafter (in thousands):

	Operating Leases	Finance Leases
2026	$20,301	$—
2027	20,734	—
2028	21,019	257
2029	20,754	440
2030	21,079	403
Thereafter	33,239	—
Total lease payments	137,126	1,100
Less: imputed interest	35,773	256
Total	$101,353	$844
Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which we recognize these transactions in our financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition
— Colocation Segment. There was no lease revenue during the year ended December 31, 2023.
The components of lease revenue were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease Revenue
Operating lease revenue	$47,861	$17,498
Variable lease revenue	17,563	6,880
Total lease revenue	$65,424	$24,378
The following table represents the maturity analysis of operating lease payments expected to be received at December 31, 2025, and thereafter (in thousands):

Operating Leases[1]
2026	$86,479
2027	89,386
2028	136,190
2029	164,823
2030	170,461
Thereafter	1,123,444
Total	$1,770,783
1 Operating lease payments expected to be received excludes $8.17 billion in total future noncancellable minimum lease payments for operating leases that have not yet commenced as of December 31, 2025, which have initial lease terms of 12 years from commencement.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
8.        CONVERTIBLE AND OTHER NOTES PAYABLE
Notes payable as of December 31, 2025 and 2024, consists of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	December 31, 2025	December 31, 2024
Convertible Notes:
2031 Convertible Notes	—%	0.4%	2031	$625,000	$625,000
2029 Convertible Notes	3.0%	3.7%	2029	460,000	460,000
Equipment and Settlement:
Bremer loan	5.5%	5.5%	2027	—	10,669
Didado note	5.0%	15.0%	2027	—	8,964
HMC note	5.0%	15.0%	2026	—	9,042
Harper note	5.0%	15.0%	2026	—	3,119
Trilogy note	5.0%	15.0%	2026	—	2,107
Other:
ACM note	—%	15.0%	2025	—	3,023
Other	7.1% - 7.7%	7.1% - 7.7%	2025	—	129
Notes payable				1,085,000	1,122,053
Less: Unamortized discounts				24,675	31,773
Total notes payable, net				1,060,325	1,090,280
Less: current portion[1]				—	16,290
Convertible and other notes payable, net of current portion				$1,060,325	$1,073,990
1 The current portion is included in Other current liabilities on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, the Company fully repaid five higher-interest debt facilities, including the Bremer loan, Didado note, HMC note, Harper note, and Trilogy note, totaling approximately $26.6 million in principal. The repayment resulted in an aggregate of $1.4 million loss on debt extinguishment.
Interest expense on the 2029 Convertible Notes and 2031 Convertible Notes (together “Convertible Notes”) was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Coupon interest	$13,800	$5,060
Amortization of debt discount and issuance costs	5,230	$995
Total	$19,030	$6,055
Maturities on convertible and other notes payable, gross of unamortized discounts, are as follows (in thousands):

	Convertible Notes	Other Notes Payable
2026	$—	$—
2027	—	—
2028	—	—
2029	460,000	—
2030	—	—
Thereafter	625,000	—
Total	$1,085,000	$—

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Convertible Notes
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
3.00% Convertible Senior Notes due 2029
On August 19, 2024, the Company issued $460.0 million aggregate principal amount of 3.00% Convertible Senior Notes due
2029 (the "2029 Convertible Notes"). The 2029 Convertible Notes mature on September 1, 2029, unless earlier converted, redeemed, or repurchased. Noteholders may convert their 2029 Convertible Notes at their option only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price for a specified period or upon certain corporate events. The Company may redeem the 2029 Convertible Notes, in whole or in part, at its option on or after September 7, 2027, subject to certain conditions. Noteholders may require the Company to repurchase their 2029 Convertible Notes upon the occurrence of a
“Fundamental Change” (as defined in the 2029 Convertible Notes Indenture). The 2029 Convertible Notes Indenture includes customary provisions relating to Events of Default, including payment defaults and certain bankruptcy or insolvency events. The initial conversion rate is 90.9256 shares of common stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of approximately $11.00 per share). The conversion rate is subject to adjustment upon the occurrence of certain events. The net proceeds from the offering were approximately $447.6 million, after deducting the initial purchasers’ discounts and commissions and the Company’s estimated offering expenses. The Company will recognize interest expense on the 2029
Convertible Notes using the effective interest method over the term of the notes. The Company used approximately $62.0 million of the net proceeds from the 2029 Convertible Notes Offering to repay in full the outstanding loans under the Exit Credit Agreement, of which $0.8 million was paid for interest. Additionally, the Company used approximately $154.1 million of the net proceeds from the
2029 Convertible Notes Offering to redeem all of the outstanding Secured Notes, of which $4.1 million was paid for interest. The
Company intends to use the remaining net proceeds from the 2029 Convertible Notes Offering for general corporate purposes.
9.        WARRANT LIABILITIES AND CONTINGENT VALUE RIGHTS
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
Each whole Tranche 1 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $6.81 per share (the “Tranche 1 Exercise Price”). Each whole Tranche 2 Warrant entitles the registered holder to purchase one whole share of New Common Stock at an exercise price of $0.01 per share at any time following the time the volume weighted average price per share of New Common Stock equals or exceeds $8.72 per share on each trading day for 20 consecutive trading days
(the “Triggering Event”), which event occurred on July 11, 2024. The Tranche 1 and Tranche 2 Exercise Prices are subject to adjustment for specific events as set forth in the Warrant Agreement. The Tranche 2 Warrants may be exercised on a cashless basis.
The Tranche 1 Warrants will expire on January 23, 2027, and the Tranche 2 Warrants will expire on January 23, 2029, in each case, unless earlier terminated in accordance with the Warrant Agreement.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, 1.0 million Tranche 1 Warrants were exercised, which resulted in cash receipts of
$6.8 million. As of December 31, 2025, there were 96.7 million unexercised Tranche 1 Warrants.
During the year ended December 31, 2025, 12.9 million Tranche 2 Warrants were exercised, which resulted in cash receipts of
$0.1 million. As of December 31, 2025, there were 8.1 million unexercised Tranche 2 Warrants.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Recurring Fair Value Measurements
The CVRs, GUC CVRs and Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, and are initially and subsequently measured at fair value with changes in fair value reflected in Net loss. When these instruments were recognized on the Effective Date, observable market data was not available. As of December 31, 2025, observable Level 1 market data was available for the CVRs and Warrants.
On the Effective Date, the CVRs and GUC CVRs were recognized at their fair value of $86.3 million. During the year ended
December 31, 2024, a decrease in fair value of $82.1 million was included in Change in fair value of warrant and contingent value rights on the Company’s consolidated statements of operations. During the year ended December 31, 2025, a decrease in fair value of
CVRs of $0.9 million was included in Change in fair value of warrants and contingent value rights in the Company’s consolidated statements of operations.
On the Effective Date, the warrants were recognized at their fair value of $345.9 million. During the year ended December 31,
2024, an increase in fair value of $1.45 billion was included in Change in fair value of warrant and contingent value rights on the
Company’s consolidated statements of operations.  During the year ended December 31, 2025, an increase in fair value of Warrants of
$34.0 million was included in Change in fair value of warrants and contingent value rights in the Company’s consolidated statements of operations.
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$267,721	$—	$—	$267,721
Digital assets	222,000	—	—	222,000
Total assets measured at fair value on a recurring basis	$489,721	$—	$—	$489,721

Liabilities:
Contingent value rights[1]	$3,366	$—	$—	$3,366
Warrants	936,107	—	—	936,107
Total liabilities measured at fair value on a recurring basis	$939,473	$—	$—	$939,473
1 The fair value of contingent value rights is included within Other current liabilities and Other noncurrent liabilities on the Company’s consolidated balance sheets, based on the expected timing of settlement.

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
1 The fair value of contingent value rights is included within Other current liabilities and Other noncurrent liabilities on the Company’s consolidated balance sheets, based on the expected timing of settlement.
Financial Instruments Not Carried at Fair Value
The Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The fair value is disclosed for informational purposes only in accordance with ASC Topic 825-10, Financial Instruments, and is determined using trading activity in over-the-counter markets. The following tables present the carrying amounts and estimated fair values of the Convertible
Notes as of December 31, 2025 and December 31, 2024 (in thousands):
December 31, 2025

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$718,609	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$657,735	Level 1
December 31, 2024

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$703,100	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$615,800	Level 1
Level 2 Recurring Fair Value Measurements
In October 2023, the Company entered into an energy forward purchase contract to fix a specified component of the energy price related to forecasted energy purchases at the Pecos, Texas facility from November 1, 2023 through May 31, 2024 (the “Energy
Derivatives”). The energy forward purchase contract is not designated as a hedging instrument for accounting. The Energy Derivatives are recognized as derivatives in accordance with ASC Topic 815 initially and subsequently measured at fair value with changes in value reflected in Net loss. The Company measures the fair value of its energy forward purchase contract using the discounted cash flow model and uses Intercontinental Exchange forward curves and risk-free rates as observable market inputs.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company recorded the following losses related to the energy forward purchase contract on the Company’s consolidated statements of operations (in thousands):

		Year Ended December 31,
	Financial statement line item	2025	2024	2023
Energy forward purchase contract	Decrease in fair value of energy derivatives	$—	$2,757	$3,918
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
No non-financial assets were classified as Level 3 as of December 31, 2025 or December 31, 2024.
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
11.        COMMITMENTS AND CONTINGENCIES
Commitments
As of December 31, 2025, the Company was contractually committed approximately $989.8 million of capital expenditures, primarily related to infrastructure modifications, equipment procurement, and labor associated with the conversion of a significant portion of our data centers to deliver high-density colocation services to customers. Of this amount, $716.8 million will be passed through to the Company’s customer as invoiced and $30.1 million will be funded by the customer as prepaid base license fees for the
Colocation segment. These capital expenditures are expected to occur within the next 12 to 24 months.
Subsequent to December 31, 2025, and through February 26, 2026, the Company contractually committed for an additional
$418.1 million of capital expenditures. Of this amount, $107.4 million will be passed through to the Company’s customer as invoiced.
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
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against Core Scientific, Inc., its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities Act and Exchange Act by allegedly failing to disclose to investors that among other things the
Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. Core filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—
operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core. A lead plaintiff was appointed in April 2023 and proofs of claim were filed in the Company’s Chapter 11 Cases. After the Company filed its motion to dismiss and a subsequent motion for consideration with respect to remaining claims not dismissed, all remaining claims in the complaint against the individual defendants were subsequently dismissed without prejudice in April 2024.

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
Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a class action complaint against certain officers and directors of Power & Digital
Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS
Sponsor LLC et al, in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants have notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws. The matter was settled during the quarter ended December 31, 2025, with the Company’s payment in satisfaction of its existing indemnification obligation. This payment is reflected in the Loss on legal settlements in the Company’s consolidated statements of operations.
Patent Infringement Claim
Malikie Innovations Ltd and Key Patents Innovations Ltd. (“Malikie”), filed suit in the United States District Court Eastern
District of Texas Marshall Division against Core Scientific, Inc. (the “Company”) alleging infringement in the Company’s bitcoin mining business of U.S. Patent Nos. 8,788,827; 10,284,370; 8,666,062; 7,372,960; and 8,532,286. On July 20, 2025 the Company
filed a motion to dismiss the claims on the basis that the patents are invalid under 35 U.S.C §101 and on July 25, 2025 the Company filed a motion to transfer the case to the United States District Court for the Western District of Texas (Austin). On November 14,
2025 Malikie filed a motion to amend the complaint to add allegations of infringement of U.S. Patent No. 8,712,039 by the
Company’s bitcoin mining business and its high performance computing business. Malikie also asserted infringement of the previously asserted 8,532,286 patent against the Company’s high performance computing business. All motions are pending. The court set a trial date of January 25, 2027.
As of December 31, 2025 and December 31, 2024, there were no other material loss contingency accruals for legal matters.
Leases—See Note 7 — Leases for additional information.
12.        INCOME TAXES
Current income tax expense represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. The Company had $0.6 million, $0.9 million, and $0.7 million of income tax expense, for the years ended December 31, 2025, 2024 and 2023, respectively.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
Loss from continuing operations before income tax expense:

Year Ended December 31,
2025
Domestic	$(288,033)
Foreign	—
Total	$(288,033)
The income tax expense and effective income tax rate for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax:
Federal	$—	$—	$—
State	583	859	683
Total current tax	583	859	683
Deferred tax:
Federal	—	—	—
State	—	—	—
Total deferred tax	—	—	—
Total income tax expense	$583	$859	$683
Income taxes paid, net of refunds received (in thousands):

Year Ended December 31,
2025
Federal	$—
State
North Carolina	(559)
Texas	759
Other State	5
Total State	205
Foreign	—
Total income taxes paid	$205

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The reconciliation between the U.S. statutory tax rate and the Company’s effective tax is presented as follows for the periods presented (in thousands):

Year Ended December 31,
	2024	2023
U.S. federal statutory income tax benefit applied to loss before income taxes	$(301,774)	$(51,619)
State income taxes, net of federal benefit	5,746	12,325
Stock compensation	14,319	16,578
Non-deductible interest	2,875	11,659
Fair value adjustment - convertible notes	287,523	—
Reorganization costs	1,508	40,572
Valuation allowance	(9,500)	(29,195)
Other permanent items	162	363
Total income tax expense (benefit)	$859	$683
The reconciliation between the U.S. statutory tax rate and the Company’s effective tax is presented as follows for the period presented (in thousands, except percentages):

	Year Ended December 31, 2025
US Federal statutory income tax rate	$(60,487)	21.00%
State and local income taxes, net of federal effect[1]	536	(0.19)%
Change in valuation allowance	64,365	(22.35)%
Nontaxable and nondeductible items
Fair value adjustment - convertible notes	6,942	(2.41)%
Stock compensation	8,785	(3.05)%
Cancellation of debt income	(25,796)	8.96%
Other non-deductible items	(3,428)	1.19%
Tax credits	(1,339)	0.46%
Deferred tax adjustments	10,201	(3.54)%
Worldwide changes in unrecognized tax benefits	638	(0.22)%
Other	166	(0.05)%
Total	$583	(0.20)%
1 State and local income taxes in Texas comprise the majority of the state and local income taxes, net of federal effect category.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The Company’s deferred tax assets and liabilities are detailed as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforward	$159,384	$70,530	$73,272
Capital loss carryforward	48,055	48,007	50,313
Deferred interest carryforward	26,454	23,858	18,438
Research tax credit carryforward	1,705	1,005	483
Reserves and accruals	48	4,773	2,440
Stock-based compensation	7,421	6,705	17,614
Derivatives	7,119	228	—
Property, plant and equipment, net	27,285	48,586	53,334
Digital asset impairment loss	—	—	6
Debt extinguishment loss	—	—	2,446
Intangibles (other than goodwill)	2,018	2,266	2,660
Leases	22,255	23,455	2,099
Capitalized research and development expenses	3,575	4,872	4,226
Other	42	470	6
Gross deferred tax assets	305,361	234,755	227,337
Valuation allowance	(275,497)	(209,852)	(219,515)
Deferred tax assets, net of valuation allowance	29,864	24,903	7,822
Deferred tax liabilities:
Deferred revenue	(5,839)	—	(6,031)
Operating lease ROU assets	(24,025)	(24,903)	(1,791)
Deferred tax liabilities, net	(29,864)	(24,903)	(7,822)
Total net deferred tax assets (liabilities)	$—	$—	$—
The changes in the Company’s valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$209,852	$219,515	$248,710
Change related to current net operating losses and impairments	50,460	16,612	(561)
Change related to deferred tax adjustments	20,080	(2,488)	(37,485)
Change related to prior period adjustments	(4,895)	6,409	8,851
Change related to restructuring	—	(30,196)	—
Balance at end of period	$275,497	$209,852	$219,515
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The assessment regarding whether a valuation allowance is required on deferred tax assets considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. After reviewing the positive and negative evidence available, the Company has recorded a valuation allowance of
$275.5 million. The valuation allowance primarily relates to deferred tax assets for fixed assets, deferred interest carryforwards, net operating loss carryforwards and capital loss carryforwards.
As of December 31, 2025, the Company has federal and state net operating loss carryforwards in the amount of $727.8 million and $184.2 million, respectively. As of December 31, 2024, the Company has federal and state net operating loss carryforwards in the amount of $312.4 million and $128.1 million, respectively. The federal net operating loss can be carried forward indefinitely, however

Core Scientific, Inc.
Notes to Consolidated Financial Statements
the utilization of the federal net operating loss for a tax year is equal to the lesser of (1) the aggregate of the net operating loss carryovers to such year, plus the net operating carrybacks to such tax year, or (2) 80% of taxable income determined without regard to the deduction. The Company's state net operating loss carryforwards expiration periods range from 2035 to indefinite. As of December
31, 2025, the Company had U.S. federal and state capital loss carryforwards of $220.7 million and $47.8 million, respectively. The capital loss carryforwards begin to expire in 2027.
In addition, the Company's net operating loss and research and development credits may be subject to utilization limitations due to changes of control, as defined by tax law under Internal Revenue Code Sections 382. Similar provisions may subject the capital loss carryforwards to utilization limitation.
The “One Big Beautiful Bill Act” (“OBBBA”) enacted on July 4, 2025, introduced notable changes to the U.S. Internal
Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures, which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, we capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. With the enactment of OBBBA, we began deducting domestic Section 174 costs in 2025. As of December 31, 2025, we have a deferred tax asset of $3.6 million related to capitalized
Section 174 expenditures.
The Company also has net research and development credit carryforwards of $2.7 million and $1.9 million as of December 31,
2025 and 2024, respectively, which are available to reduce future tax liabilities.
Accrued interest and penalties related to unrecognized tax benefits are recorded as income tax expense. The Company continues to believe its positions are supportable; however, due to uncertainties in any tax audit outcome, the Company's estimates of the ultimate settlement of uncertain tax positions may change and the actual tax benefits may differ from the estimates.
The summary of the Company’s unrecognized tax benefit activity is presented as follows for the periods presented (in thousands);

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$587	$278
Gross increases to tax positions in current periods	638	309
Balance at end of period	$1,225	$587
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s 2021 through 2025 tax years are subject to U.S. federal and state examination.
13.        STOCKHOLDERS' DEFICIT
Emergence from Bankruptcy
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
(i) New Common Stock, (ii) Warrants, (iii) CVRs, (iv) New Secured Convertible Notes, (v) Secured Notes and (vi) the GUC CVRs.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
•176,266,782 shares of New Common Stock;
•4,725,091 shares of New Common Stock held in reserve for disputed claims;
•180,241,211 Warrants, composed of 98,313,313 Tranche 1 Warrants and 81,927,898 Tranche 2 Warrants;
•51,783,625 CVRs; and
•GUC CVRs.
See Notes 4 — Emergence from Bankruptcy and 9 — Warrant Liabilities and Contingent Value Rights for additional information on Warrants, CVRs and GUC CVRs.
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
The Incentive Plan, was amended and restated on May 12, 2025 to increase the number of shares authorized for issuance from
40,000,000 shares to 48,000,000 shares of the Company’s Common Stock in respect of awards, subject to adjustment as provided in the Incentive Plan, and limits the aggregate compensation that may be paid to the Company’s non-employee directors in respect of any single fiscal year (including awards under the Incentive Plan) to a total of $800,000.
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements

Share Price Goal	Incremental Units	Tranche Cumulative Units
December 31, 2025 Vesting:
$3.14	144,041	144,041
$5.00	144,041	288,082
$8.00	144,041	432,123
$10.00	144,041	576,164
$12.00	144,041	720,205
$14.00	144,041	864,246
December 31, 2026 Vesting:
$3.14	142,049	142,049
$5.00	142,049	284,099
$8.00	142,049	426,148
$10.00	142,049	568,197
$12.00	142,049	710,247
$14.00	142,049	852,296
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
The grant date fair value of the PSU tranches with RTSR market conditions were estimated using a Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value:

Year Ended December 31, 2025
Expected term of awards in years	0.5 - 1.0
Expected volatility	95% - 96%
Risk-free interest rate	3.7% - 4.3%
Expected dividend yield	0%
Stock-Based Compensation
Stock Options—Stock options granted under the 2018 Plan were granted at a price per share not less than the fair value at the date of grant. Options granted vest over 4 years and are exercisable for up to 10 years. No stock options were granted during the years ended December 31, 2025 and 2024. As of December 31, 2025, stock options outstanding and exercisable are immaterial, and the total unrecognized stock-based compensation expense related to unvested stock options is immaterial.
Restricted Stock Units — RSUs granted in 2025 and 2024 generally vest over a 3-year service period.
Market Condition Restricted Stock Units — See “Incentive Plan” above for the vesting conditions of the MSUs.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
A summary of RSU, MSU and PSU activity for the year ended December 31, 2025, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance & Market Condition Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2024	18,341	$7.68	1,728	$6.11	—	$—
Granted	4,694	11.39	—	—	5,519	11.57
Vested	(8,971)	8.33	(864)	6.13	—	—
Forfeited	(794)	7.19	(20)	3.99	—	—
Unvested - December 31, 2025	13,270	$8.58	844	$6.14	5,519	$11.57
As of December 31, 2025, unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized for each award type were as follows (in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period
RSUs	$92,538	1.9 years
PSUs	37,060	2.3 years
MSUs	1,972	1.0 year
Total	$131,570
Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, is included in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$4,656	$7,950	$5,050
Colocation organizational and site startup costs	20,537	5,046	—
Selling, general and administrative	73,043	38,928	53,842
Stock-based compensation expense, net of amounts capitalized[1]	98,236	51,924	58,892
Capitalized stock-based compensation[2]	964	487	—
Total stock-based compensation cost	$99,200	$52,411	$58,892
1 The year ended December 31, 2025, includes $3.0 million of stock-based compensation expense as a result of accelerated vesting of outstanding
RSUs for former board members.
2 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
14.        NET LOSS PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At December 31, 2025, approximately
8.2 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the year then ended.
The basic EPS numerator excludes changes in the fair value of the Tranche 2 Warrants recognized in net loss during periods in which the warrants were exercisable. Accordingly, changes in fair value recognized from the close of trading on July 11, 2024 through

Core Scientific, Inc.
Notes to Consolidated Financial Statements
December 31, 2024, as well as for the year ended December 31, 2025, have been eliminated from net loss for purposes of calculating basic EPS. Changes in fair value recognized prior to July 11, 2024 remain included in net loss for the year ended December 31, 2024.
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

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(288,616)	$(1,437,874)	$(246,487)
Add: Change in fair value of Tranche 2 Warrants	7,876	192,585	—
Basic and diluted net loss	$(280,740)	$(1,245,289)	$(246,487)
Denominator:
Weighted average shares outstanding - basic and diluted	318,068	255,832	379,863
Net loss per share - basic and diluted	$(0.88)	$(4.87)	$(0.65)
Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-
dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Tranche 1 Warrants	96,676	97,673	—
Convertible Notes	69,611	69,611	69,998
RSUs, PSUs, and MSUs	19,633	20,069	38,358
Stock options	344	369	22,575
Warrants	—	—	14,892
SPAC Vesting Shares	—	—	1,725
Total shares issuable from potentially dilutive securities	186,264	187,722	147,548
15.        SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has three operating segments: “Colocation”, consisting of providing high-density colocation services to customers employing AI and HPC related workloads. The Company’s Colocation operations met the criteria to be considered a new segment during the second quarter of 2024. During fiscal year 2024, our “Colocation” segment was referred to as “HPC Hosting.”;
“Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; and “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining. The Colocation operation generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis. The Digital Asset Self-
Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The Digital Asset Hosted Mining business generates revenue through the sale of consumption-based contracts for its digital asset hosted mining services which are recurring in nature.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
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

Core Scientific, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
(in thousands, except percentages) Colocation Segment
Colocation revenue:
License fees	$47,861	$17,498	$—
Power fees passed through to customer	15,914	6,807	—
Maintenance and other	1,649	73	—
Total colocation revenue	65,424	24,378	—
Cost of colocation services:
Power fees passed through to customer	15,914	6,807	—
Depreciation expense	1,065	3	—
Employee compensation	7,208	2,514	—
Facility operations expense	18,927	11,907	—
Other segment items	2,565	478	—
Total cost of colocation services	45,679	21,709	—
Colocation gross profit	$19,745	$2,669	$—
Colocation gross margin	30%	11%	—%

Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$229,207	$408,740	$390,333
Cost of digital asset self-mining:
Power fees	122,408	160,833	165,848
Depreciation expense	65,565	108,499	88,628
Employee compensation	18,530	26,129	16,853
Facility operations expense	9,570	13,274	14,055
Other segment items	2,795	5,600	6,312
Total cost of digital asset self-mining	218,868	314,335	$291,696
Digital Asset Self-Mining gross profit	$10,339	$94,405	$98,637
Digital Asset Self-Mining gross margin	5%	23%	25%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$24,388	$77,554	$112,067
Cost of digital asset hosted mining services:
Power fees	12,597	35,408	62,366
Depreciation expense	1,173	3,604	6,806
Employee compensation	1,635	4,933	6,337
Facility operations expense	904	2,765	5,285
Other segment items	265	6,848	6,451
Total cost of digital asset hosted mining services	16,574	53,558	$87,245
Digital Asset Hosted Mining gross profit	$7,814	$23,996	$24,822
Digital Asset Hosted Mining gross margin	32%	31%	22%

Consolidated
Consolidated total revenue	$319,019	$510,672	$502,400
Consolidated cost of revenue	$281,121	$389,602	$378,941
Consolidated gross profit	$37,898	$121,070	$123,459
Consolidated gross margin	12%	24%	25%

Core Scientific, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to loss before income taxes included in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reportable segment gross profit	$37,898	$121,070	$123,459
Decrease in fair value of digital assets	31,603	1,052	—
Gain from sale of digital assets	—	—	(3,893)
Impairment of digital assets	—	—	4,406
Decrease in fair value of energy derivatives	—	2,757	3,918
Loss on disposal of property, plant and equipment	9,680	4,210	1,956
Impairment of property, plant and equipment	11,359	122,869	—
Colocation organizational and site startup costs	48,249	13,734	—
Advisor fees	23,372	4,822	—
Selling, general and administrative	159,224	113,691	108,111
Operating (loss) income	(245,589)	(142,065)	8,961
Non-operating expenses (income), net:
Loss (gain) on debt extinguishment	1,933	487	(20,065)
Interest (income) expense, net	(3,277)	37,070	86,238
Change in fair value of warrants and contingent value rights	33,059	1,369,157	—
Reorganization items, net	—	(111,439)	191,122
Loss on legal settlements	10,690	2,070	—
Other non-operating expense (income), net	39	(2,395)	(2,530)
Total non-operating expense, net	42,444	1,294,950	254,765
Loss before income taxes	$(288,033)	$(1,437,015)	$(245,804)

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers.
The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of December 31, 2025 and December 31, 2024, all of the Company’s fixed assets were located in the United States. For the years ended December 31, 2025, 2024 and 2023, all of the Company’s revenue was generated in the United States. For the years ended December 31, 2025, 2024 and 2023, 72%, 80%, and 78%, respectively, of the
Company’s total revenue was generated from digital asset mining of bitcoin from one customer. As of December 31, 2025 and 2024, substantially all of our digital assets were held by one third-party digital asset service.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024 and 2023, the concentration of customers comprising 10% or more of the
Company’s Colocation, Digital Asset Self-Mining, and Digital Asset Hosted Mining segment revenue were as follows:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	Percent of Colocation segment revenue:			Percent of Digital Asset Self-Mining segment revenue:			Percent of Digital Asset Hosted Mining segment revenue:
Customer
F1	N/A	N/A	N/A	N/A	N/A	N/A	31%	61%	49%
G	N/A	N/A	N/A	100%	100%	100%	N/A	N/A	N/A
H	N/A	N/A	N/A	N/A	N/A	N/A	N/A	21%	15%
J	100%	100%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
L	N/A	N/A	N/A	N/A	N/A	N/A	65%	N/A	N/A
1 On the Effective Date, Customer F became a minority shareholder of the Company.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
16.        SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
The following table presents supplemental cash flow and non-cash information for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of other cash flow information:
Cash paid for interest	$15,201	$28,798	$4,708
Income tax payments (refunds)	$205	$(159)	$(370)
Cash paid for reorganization items	$—	$53,835	$86,539
Supplemental disclosure of noncash investing and financing activities:
Purchases of PP&E in accounts payable and accrued expense	$247,491	$13,411	$2,731
Noncash exercise of warrants	25,631	39,828	—
Reclass of other current and non-current assets to plant, property, and equipment	—	6,867	—
Reduction in plant, property, and equipment basis related to Bitmain purchase	—	(26,101)	—
Increase in right-of-use assets due to lease commencement	—	111,736	—
Increase in lease liability and right-of-use assets due to lease modification	—	695	—
Extinguishment of convertible notes upon emergence	—	(559,902)	—
Extinguishment of accounts payable, accrued expenses, finance lease liability, and notes payable upon emergence	—	(473,244)	—
Cancellation of common stock in connection with emergence	—	(36)	—
Issuance of new common stock in connection with emergence	—	296,893	—
Issuance of new common stock for Bitmain obligation	—	27,839	—
Issuance of new common stock for the Equity Rights Offering backstop commitment	—	5,475	—
Issuance of contingent value rights	—	86,325	—
Issuance of warrants	—	345,856	—
Issuance of New Secured Convertible Notes	—	260,000	—
Issuance of Secured Notes, net of discount	—	149,520	—
Issuance of Exit Credit Agreement including $1.2 million paid in kind upfront fee	—	41,200	—
Issuance of miner equipment lender facility loans	—	52,947	—
Issuance of notes related to settlement	—	9,092	38,547
Cumulative effect of adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets	—	24	—
Issuance of new common stock for PIK interest on New Secured Convertible Notes	—	3,677	—
Issuance of new common stock for New Secured Convertible Notes conversion	—	261,772	—
Property, plant and equipment disposed of through settlements	—	—	6,301
Purchase of insurance policies financed by short-term note payable	—	—	5,011
Decrease in equipment related to debt extinguishment	—	—	17,849
Decrease in notes payable in exchange for equipment	—	—	(38,610)
17.        RELATED PARTY TRANSACTIONS
There were no related party transactions during the years ended December 31, 2025 and 2024. During the year ended December
31, 2023. the Company had entered into various transactions with related parties in the ordinary course of business.
The Company previously had agreements to provide digital asset hosted services to various entities that are managed and invested in by individuals that were directors and executives of the Company. For the year ended December 31, 2023, the Company recognized digital asset hosted revenue from the contracts with these entities of $10.1 million.

Core Scientific, Inc.
Notes to Consolidated Financial Statements
18.        SUBSEQUENT EVENTS
Subsequent to December 31, 2025 and through February 26, 2026, the Company sold 1,924 bitcoin for aggregate proceeds of
$175.9 million.
In January 2026, the Company entered into a long-term power supply arrangement under which the Company is obligated to purchase firm utility power capacity beginning in 2028. In connection with this arrangement, the Company made a cash deposit of
$80 million into a restricted, interest-bearing escrow account, subject to contractual terms, including termination provisions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)
and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31,
2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the
Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principle executive and principle financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in the Internal
Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the
“COSO Framework”). Based upon this evaluation, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weakness described below.
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
This material weakness resulted in material misstatements to property, plant and equipment on the consolidated balance sheet and impairment of property, plant and equipment on the consolidated statement of operations, which were corrected prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025, however, resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2025.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 111 of this Annual Report on Form 10-K.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we are in the process of developing and implementing a remediation plan to address the material weakness. Elements of the plan include the following:
•implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment.
•implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Core Scientific, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Core Scientific, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31,
2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to controls over the accounting for assets intended for demolition has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the
Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange
Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
March 2, 2026
Item 9B. Other Information
Trading Arrangements
During the three months ended December 31, 2025, the following directors or officers of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-
K:

Name & Title	Date of Adoption/ Termination	Character of Trading Arrangement[1]	Aggregate Number of Shares of Common Stock to be Purchased/Sold pursuant to Trading Arrangement	Duration of Plan[2]
Todd DuChene	Adopted	Rule 10b5-1	520,000	April 1, 2026 - March 31, 2027
Chief Legal and Administrative Officer, and Secretary	December 5, 2025	Trading Arrangement

Matthew Brown	Adopted	Rule 10b5-1	200,000	December 26, 2025 - December 24, 2026
Chief Operating Officer	November 25, 2025	Trading Arrangement

Cline Kezar	Adopted	Rule 10b5-1	60,000	January 9, 2026 - January 8, 2027
Chief of Staff	December 9, 2025	Trading Arrangement
1  Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense conditions of Rule
10b5-1(c), as amended (the “Rule”).
2  Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1 Trading Arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual
Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025 pursuant to Regulation
14A (the “2026 Proxy Statement”). For the relevant information within the 2026 Proxy Statement, see the information included under the principal headings “Information Regarding Director Nominees and Directors”; “Executive Officers”; “Section 16(a) Beneficial
Ownership Reporting Compliance”; and the sub-headings “Code of Business Conduct and Ethics”; “Audit Committee”; and “Insider
Trading and Hedging Policy” under the principal heading “Corporate Governance and Related Matters.”
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2026 Proxy Statement under the principal headings
“Compensation Discussion and Analysis”; “Report of the Compensation Committee of the Board of Directors”; “Executive
Compensation”; “Non-Employee Director Compensation”; “Pay versus Performance”; and the sub-heading “Compensation
Committee Interlocks and Insider Participation” under the principal heading “Corporate Governance and Related Matters.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement under the principal headings
“Securities Authorized for Issuance under Equity Compensation Plans”; “Security Ownership of Certain Beneficial Owners and
Management”; and, with respect to the narrative description of the 2025 Stock Incentive Plan, the sub-heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” under the principal heading “Compensation Discussion and Analysis.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement under the principal heading
“Transactions with Related Persons” and the sub-heading “Board of Directors Independence” and, with respect to determining whether the members of a committee of the Board of Directors are independent, the sub-headings “Audit Committee”; “Compensation
Committee”; and “Nominating and Corporate Governance Committee” under the principal heading “Corporate Governance and
Related Matters.”
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the 2026 Proxy Statement under the sub-headings
“Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” within the principal heading “Proposal 3 —
Ratification of Selection of Independent Registered Public Accounting Firm.”

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
25, 2024).

4.1	Description of registered securities (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K (File No. 001-40046), filed with the SEC on March 30, 2022).
4.2††
Secured Convertible Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent
(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046)
filed with the SEC on January 25, 2024).

4.3††
Secured Notes Indenture, dated as of January 23, 2024, by and among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association as Trustee and Collateral Agent (incorporated by reference to
Exhibit 4.2 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046) filed with the SEC on January
25, 2024).

4.4
Warrant Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company, as Warrant
Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K/A (File No.:
001-40046) filed with the SEC on January 25, 2024).

4.5
Indenture, dated as of August 19, 2024, by and between the Company and U.S. Bank Trust Company, National
Association, as Trustee (including the form of Global Note, representing the Company's 3.00% Convertible Senior
Notes due 2029 included as Exhibit A therein)  (incorporated by reference to Exhibit 4.1 to the Company’s Current
Report on Form 8-K filed with the SEC on August 19, 2024).

4.6
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

Exhibit Description
10.2#
Core Scientific, Inc. (f/k/a MineCo Holdings, Inc.) 2018 Omnibus Incentive Plan (incorporated by reference to
Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on
August 11, 2021).

10.3#
First Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11, 2021).

10.4#
Second Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit
10.22 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August
11, 2021).

10.5#
Third Amendment to Core Scientific, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (File No. 333-258720), filed with the SEC on August 11,
2021).

10.6#
Nonqualified Option Award Agreement underlying the Core Scientific, Inc. 2018 Omnibus Incentive Plan
(incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (File No.
333-258720), filed with the SEC on August 11, 2021).

10.7#	Core Scientific, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40046), filed with the SEC on January 24, 2022).
10.8#
Form of Restricted Stock Unit Award Agreement underlying the Core Scientific, Inc. 2021 Equity Incentive Plan
(incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No.
333-258720), filed with the SEC on October 4, 2021).

10.9++
Industrial Power Contract by and between Murphy Electric Power Board and BCV 77, LLC, dated December 15,
2017, as assigned and assumed on February 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s
Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.10††
Interruptible Power Product Agreement by and between Murphy Electric Power Board and Core Scientific Holding
Co., dated August 30, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on
Form S-4, filed with the SEC on August 11, 2021).

10.11++
Investment Credit Agreement by and among Core Scientific Holding Co., Murphy Electric Power Board and the
Tennessee Valley Authority, dated October 10, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s
Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.12++
Master Services Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated
June 25, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 11, 2021).

10.13††++
Electric Service Agreement by and between Core Scientific Holding Co. and Duke Energy Carolinas, LLC, dated
June 10, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.14††++
Amended and Restated Electric Service Agreement by and between American Property Acquisitions VII, LLC and
The Board of Water, Light and Sinking Fund Commissioners of the City of Dalton, Georgia, dated October 11, 2018
(Industrial South Premises) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on
Form S-4, filed with the SEC on August 11, 2021).

10.15††++
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
10.16
Firm Power Contract by and between Core Scientific Holding Co. and the Tennessee Valley Authority, dated March
12, 2019, as amended on April 30, 2020 and February 25, 2021 (incorporated by reference to Exhibit 10.10 to the
Company’s Registration Statement on Form S-4, filed with the SEC on August 11, 2021).

10.17
Interruptible Power Product Agreement by and between Core Scientific Holding Co. and the Tennessee Valley
Authority, dated April 28, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement
on Form S-4, filed with the SEC on August 11, 2021).

10.18
Contingent Value Rights Agreement, dated as of January 23, 2024, by and among the Company, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company
(incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A (File No.: 001-40046)
filed with the SEC on January 25, 2024).

10.19#
Employment Agreement, by and between Adam Sullivan and Core Scientific, Inc., dated June 14, 2024
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on
June 17, 2024).

10.20#
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan
(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on
June 17, 2024).

10.21#
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan
(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on
June 17, 2024).

10.22#
Employment Agreement, by and between Todd M. DuChene and Core Scientific, Inc., dated July 19, 2024
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July
23, 2024).

10.23#
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan
(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July
23, 2024).

10.24#
Form of Performance Share Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan
(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July
23, 2024).

10.25#
Transition and Separation Agreement, by and between Denise Sterling and Core Scientific, Inc., dated September 5,
2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

10.26#
Form of Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock Incentive Plan
(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on
September 6, 2024).

10.27#
Employment Agreement, by and between James P. Nygaard, Jr. and Core Scientific, Inc., dated as of February 26,
2025, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025.

10.28#
Form of James P. Nygaard Restricted Stock Unit Award Agreement pursuant to Core Scientific, Inc. 2024 Stock
Incentive Plan incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025.

16.1
Letter regarding Change in Certifying Accountant, dated as of March 13, 2025 (incorporated by reference to Exhibit
16.1 to the Company’s Current Report on Form 8-K (File No. 001-40046) filed with the SEC on March 13, 2025.

19	Core Scientific, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-40046) filed with the SEC on February 27, 2025).
21.1*	List of Subsidiaries

Exhibit Description
23.1*	Consent of KPMG LLP
23.2*	Consent of Marcum LLP
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed or furnished herewith.
#	Indicates management contract or compensatory plan.
††
Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5).
The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

++
Portions of this Exhibit (indicated by asterisks) have been omitted as the Registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core Scientific, Inc.

By:	/s/ Adam Sullivan
Name:	Adam Sullivan
Title:	Chief Executive Officer
Date:	March 2, 2026
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Adam Sullivan	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Adam Sullivan

/s/ Jim Nygaard	Chief Financial Officer (Duly Authorized Officer & Principal Financial Officer)	March 2, 2026
Jim Nygaard

/s/ Elizabeth Crain	Director	March 2, 2026
Elizabeth Crain

/s/ Jeff Booth	Director	March 2, 2026
Jeff Booth

/s/ Jordan Levy	Director	March 2, 2026
Jordan Levy

/s/ Yadin Rozov	Director	March 2, 2026
Yadin Rozov

/s/ Eric Weiss	Director	March 2, 2026
Eric Weiss