Form 10-K/A
period 2025-12-31
Core Scientific, Inc./tx
filed 2026-03-18
CIK 1839341

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), filed by Core Scientific, Inc. with the U.S. Securities and Exchange
Commission on March 2, 2026. The sole purpose of this Amendment No. 1 is to attach Exhibit 97.1, which was inadvertently omitted from the Original Filing.
Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to
Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
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

Exhibit Description
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

Exhibit Description
19	Core Scientific, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-40046) filed with the SEC on February 27, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026).
23.2	Consent of Marcum LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026).

32.2
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026).

97.1	Core Scientific, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags)
___________

*	Filed or furnished herewith.
#	Indicates management contract or compensatory plan.
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

Core Scientific, Inc.

By:	/s/ Adam Sullivan
Name:	Adam Sullivan
Title:	Chief Executive Officer
Date:	March 18, 2026