Form 10-Q
period 2026-03-31
Core Scientific, Inc./tx
filed 2026-05-06
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
As of May 1, 2026, 317,885,292 shares of common stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, statements under Part I. Item 2. — "Management’s
Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of
1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,”
“assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,”
“believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, successfully complete construction of its data centers, and source sufficient electrical energy, necessary long lead infrastructure components, supplies and equipment, the advantages and expected growth of the
Company, the Company’s ability to source and retain talent, the Company’s ability to source and consummate acquisitions of entities holding suitable land and power, and the intended use of proceeds from the offering of senior secured notes by Core Scientific Finance
I LLC. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, known or unknown, that could cause actual results to vary materially from those indicated or anticipated. These risks, assumptions and uncertainties include those described in Part I. Item 1A. — “Risk Factors" of the Company’s Annual Report on Form
10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. There may be additional risks that the Company could not presently know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,005,148	$311,378
Restricted cash, current portion	60,244	—
Digital assets	37,312	222,000
Customer funding receivable and other current assets	352,128	362,159
Total Current Assets	1,454,832	895,537
Property, plant and equipment, net	1,344,924	1,293,299
Operating lease right-of-use assets	105,986	108,484
Restricted cash, net of current portion	80,593	—
Other noncurrent assets	83,229	50,324
Total Assets	$3,069,564	$2,347,644
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$218,857	$126,106
Accrued expenses	364,479	511,957
Deferred revenue	219,555	127,561
Notes payable, current portion	993,944	—
Warrant liabilities, current portion	844,752	—
Other current liabilities	20,196	15,777
Total Current Liabilities	2,661,783	781,401
Convertible and other notes payable, net of current portion	1,061,651	1,060,325
Warrant liabilities, net of current portion	116,495	936,107
Deferred revenue, net of current portion	434,672	428,290
Other noncurrent liabilities	100,649	104,261
Total Liabilities	4,375,250	3,310,384
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 316,949 and 314,231 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	3,188,202	3,183,960
Accumulated deficit	(4,493,891)	(4,146,703)
Total Stockholders’ Deficit	(1,305,686)	(962,740)
Total Liabilities and Stockholders’ Deficit	$3,069,564	$2,347,644
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Colocation revenue	$77,539	$8,573
Digital asset self-mining revenue	30,105	67,179
Digital asset hosted mining revenue from customers	7,600	3,773
Total revenue	115,244	79,525
Cost of revenue:
Cost of colocation services	33,618	8,106
Cost of digital asset self-mining	47,189	61,170
Cost of digital asset hosted mining services	4,331	2,036
Total cost of revenue	85,138	71,312
Gross profit	30,106	8,213
Decrease in fair value of digital assets	6,558	10,688
Loss on disposal of property, plant and equipment	13,638	6
Impairment of property, plant and equipment	266,488	—
Colocation organizational and site startup costs	8,665	11,667
Advisor fees	333	603
Selling, general and administrative	44,846	32,287
Operating loss	(310,422)	(47,038)
Non-operating expenses (income), net:
Interest expense (income), net	4,857	(2,187)
Change in fair value of warrants and contingent value rights	30,799	(621,464)
Loss on legal settlements	500	—
Other non-operating expense, net	10	157
Total non-operating expense (income), net	36,166	(623,494)
(Loss) income before income taxes	(346,588)	576,456
Income tax expense	600	205
Net (loss) income	$(347,188)	$576,251
Net (loss) income per share
Basic	$(1.06)	$1.42
Diluted	$(1.06)	$1.24
Weighted average shares outstanding
Basic	322,911	315,186
Diluted	322,911	363,314
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(in thousands)
For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2026	314,231	3	3,183,960	(4,146,703)	(962,740)
Net loss	—	—	—	(347,188)	(347,188)
Stock-based compensation	—	—	18,387	—	18,387
Restricted stock awards issued	3,690	—	655	—	655
Restricted stock awards withheld for tax withholding obligations	(1,359)	—	(21,651)	—	(21,651)
Exercise of warrants	387	—	6,851	—	6,851
Balance at March 31, 2026	316,949	$3	$3,188,202	$(4,493,891)	$(1,305,686)
For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	292,606	3	2,915,035	(3,858,087)	(943,049)
Net income	—	—	—	576,251	576,251
Stock-based compensation	—	—	16,405	—	16,405
Restricted stock awards issued	2,981	—	(50)	—	(50)
Exercise of warrants	3,500	$—	41,625	—	41,625
Balance at March 31, 2025	299,087	$3	$2,973,015	$(3,281,836)	$(308,818)
See accompanying notes to unaudited condensed consolidated financial statements.
1 Proceeds from digital assets received as noncash revenue consideration liquidated upon management's discretion.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from Operating Activities:
Net (loss) income	$(347,188)	$576,251
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,648	19,731
Loss on disposal of property, plant and equipment	13,638	6
Impairment of property, plant and equipment	266,488	—
Change in right-of-use assets	3,169	2,676
Stock-based compensation	17,761	16,185
Digital asset self-mining	(30,119)	(67,441)
Proceeds from sales of digital assets generated by self-mining revenues[1]	208,249	—
Decrease in fair value of digital assets	6,558	10,688
Change in fair value of warrant liabilities	31,835	(634,280)
Change in fair value of contingent value rights	(1,036)	12,816
Amortization of debt discount	1,675	1,732
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	10,107	(10,463)
Accounts payable	5,874	(14,295)
Accrued expenses	(16,361)	2,712
Deferred revenue from colocation services	98,832	42,005
Deferred revenue from hosted mining services	(456)	734
Other noncurrent assets and liabilities, net	(35,797)	(4,098)
Net cash provided by (used in) operating activities	249,877	(45,041)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(389,226)	(83,980)
Proceeds from sales of property and equipment	2,629	—
Purchase of equity investments	—	(5,000)
Investments in intangible assets	(55)	(36)
Net cash used in investing activities	(386,652)	(89,016)
Cash flows from Financing Activities:
Principal repayments of finance leases	(1,095)	(509)
Principal payments on debt	—	(3,955)
Taxes paid related to net share settlement of equity awards	(21,722)	—
Proceeds from exercise of warrants	81	266
Proceeds from the issuance of term loan facility, net	995,000	—
Issuance costs for term loan facility	(882)	—
Net cash provided by (used in) financing activities	971,382	(4,198)
Net increase (decrease) in cash, cash equivalents and restricted cash	834,607	(138,255)
Cash, cash equivalents and restricted cash—beginning of period	311,378	836,980
Cash, cash equivalents and restricted cash—end of period	$1,145,985	$698,725
Certain prior year amounts have been reclassified for consistency with the current year presentation.
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.        ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in designing, building and operating large scale, purpose-
built data centers for high-density colocation (“HDC”) services. Core Scientific operates facilities for high-density colocation services serving artificial intelligence-related (“AI”) workloads and is a premier provider of digital infrastructure, software solutions and services to its third-party customers. The majority of the Company's revenue is derived from high-density colocation services, with the remainder derived from earning digital assets for the Company's own account and from digital asset mining hosting services. The
Company is in the process of repurposing its remaining mining facilities to support its high-density colocation services business as circumstances allow. Core Scientific’s facilities are located in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North
Dakota (1), Oklahoma (1), and Texas (4).
The Company had historically focused on designing, building and operating digital infrastructure to engage in digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. In 2024, the Company announced its first high-density colocation contract with CoreWeave, Inc. (“CoreWeave), a provider of high-performance computing ("HPC")
services.
Core Scientific operates in three segments: “Colocation,” consisting of providing high-density colocation services to customers employing AI and HPC related workloads, “Digital Asset Self-Mining,” consisting of performing digital asset mining for its own account, and “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining.
The Company’s high-density colocation services provide space, power, cooling, facilities operations, security and other services to third-party colocation customers to support workloads for machine learning and AI. Colocation segment revenue is concentrated with a single customer; see Note 13 — Segment Reporting.
The Company’s digital asset hosted mining business provides a full suite of services to digital asset mining customers. The
Company provides deployment, monitoring, troubleshooting, optimization and maintenance of customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for customers to operate, maintain and efficiently mine digital assets.
2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements.
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments, including money market funds, with original maturities of three months or less from the date of acquisition. As of March 31, 2026 and December 31, 2025, substantially all cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits. Restricted cash as of March 31, 2026, consisted of funds held in escrow in connection with utility and other contractual arrangements.
Digital Assets
The Company’s digital assets have active markets with observable prices and their fair value measurements are considered
Level 1. The following table presents a roll-forward of total digital assets for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Digital assets, beginning of period	$222,000	$23,893
Digital asset self-mining revenue, net of receivables[1]	30,119	67,441
Proceeds from sales of digital assets and shared hosting	(208,249)	—
Decrease in fair value of digital assets	(6,558)	(10,688)
Digital assets, end of period	$37,312	$80,646
1 As of March 31, 2026, and December 31, 2025, there was $0.3 million and $0.4 million, respectively, of digital asset receivable included in Customer funding receivable and other current assets on the Company’s condensed consolidated balance sheets.
The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
March 31, 2026	547	$43,725	$37,312
December 31, 2025	2,537	$254,694	$222,000
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
Long-Lived Asset Impairments
The Company tests long-lived asset groups for recoverability whenever events or changes in circumstances have occurred that may affect recoverability or the estimated useful lives of long-lived assets. Long-lived assets include property, plant and equipment

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
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
The following table presents a rollforward of deferred revenue for the periods presented (in thousands):

	Deferred Revenue from Colocation Services	Deferred Revenue from Hosted Mining Services	Total Deferred Revenue
Balance at December 31, 2024	$17,785	$349	$18,134
Revenue recognized that was included in the deferred revenue balance as of the beginning of the year	(5,124)	(329)	(5,453)
Base license fee earned, not yet due	(13,633)	—	(13,633)
Additional customer funding received	554,850	1,953	556,803
Balance at December 31, 2025	$553,878	$1,973	$555,851
Revenue recognized that was included in the deferred revenue balance as of the beginning of the year	(22,530)	(1,973)	(24,503)
Base license fee earned, not yet due	(8,590)	—	(8,590)
Additional customer funding received	129,952	1,517	131,469
Balance at March 31, 2026	$652,710	$1,517	$654,227

Current portion at March 31, 2026			$219,555
Non-current portion at March 31, 2026			$434,672
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Hosting Services
The Company regularly enters contracts that include hosting services, for which revenue is recognized as services are performed on a variable basis. The Company performs hosting services that enable customers to run blockchain and other HPC operations. The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis, such as the amount of electricity used in a period, based on the customer’s use of such resources. The Company recognizes variable consumption usage hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to the Company’s customers, and its customers utilize the hosting services (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company generally bills its customers in advance based on estimated consumption under the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. The term between invoicing and when payment is due typically does not exceed 30 days.
Stock-Based Compensation
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
Recently Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
(“ASU 2024-04”), which clarifies the accounting for certain settlements of convertible debt instruments as induced conversions versus extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 as of January 1, 2026, and will apply the guidance prospectively. The adoption of ASU 2024-04 did not have a material impact on the
Company’s consolidated financial statements and related disclosures.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
3.        PROPERTY, PLANT, AND EQUIPMENT
Property, plant and equipment, net as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026	December 31, 2025	Estimated Useful Lives
Land and improvements[1]	$74,906	$21,769	20 years
Building and improvements	295,367	275,186	10 to 39 years
Mining equipment	314,357	393,623	3 years
Electrical and mechanical equipment	91,015	80,384	15 years
Other property, plant and equipment	16,178	18,164	5 to 7 years
Total	791,823	789,126
Less: accumulated depreciation and amortization	372,193	406,893
Total	419,630	382,233
Add: Construction in progress	925,294	911,066
	$1,344,924	$1,293,299
1  Estimated useful life of improvements. Land is not depreciated.
Depreciation expense for the three months ended March 31, 2026 and 2025 was $16.4 million and $19.5 million, respectively.
During the three months ended March 31, 2026 and 2025, $140.5 million and $1.6 million, respectively, of construction in progress was placed into service.
As of March 31, 2026 and December 31, 2025, property, plant and equipment, net being leased to customers consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$63,809	$5,546
Building and improvements	261,208	146,082
Electrical and mechanical equipment	41,735	19,146
Other property, plant and equipment	224	226
Total	366,976	171,000
Less: accumulated depreciation and amortization	11,502	9,856
Property, plant and equipment, net leased to customers	$355,475	$161,144
Depreciation expense for assets leased to customers for the three months ended March 31, 2026, was $2.6 million. There were no assets leased to customer for the three months ended March 31, 2025.
During the three months ended March 31, 2026, the Company identified indicators of impairment of its mining equipment and mining infrastructure asset groups, including sustained declines in bitcoin prices, declines in bitcoin hashprice, and significant decreases in secondary market values for digital asset mining equipment. As a result, the Company performed a recoverability assessment of its mining-related asset groups in accordance with ASC Topic 360-10. The undiscounted future cash flows for each asset group was less than its carrying amount, indicating the assets were not recoverable.
The Company measured the fair value of its mining equipment using a market approach based on observable secondary market pricing data for similar assets. The Company measured the fair value of its mining infrastructure assets using an income approach based on a discounted cash flow analysis reflecting the estimated future cash flows a market participant would expect from operating the assets as mining hosting facilities.
During the three months ended March 31, 2026, the Company recognized impairment charges of $266.5 million, consisting of
$151.6 million related to mining equipment and $114.9 million related to mining infrastructure, which are included in Impairment of

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
property, plant and equipment in the condensed consolidated statements of operations. No impairment charges were recognized during the three months ended March 31, 2025.
4.        BALANCE SHEET COMPONENTS
Customer funding receivable and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following
(in thousands):

	March 31, 2026	December 31, 2025
Customer funding receivable	$315,667	$337,158
Other	36,461	25,001
Total customer funding receivable and other current assets	$352,128	$362,159
Customer funding receivable represents amounts due from the Company’s customer for construction-related payables and accrued expenses incurred on their behalf. The Company collects these amounts from the customer prior to payment to vendors.
Obligations related to customer items are paid soon after reimbursement. As of March 31, 2026, $187.7 million of the related obligations were included in accrued expenses and $128.0 million were included in accounts payable, compared with $290.6 million in accrued expenses and $46.6 million in accounts payable as of December 31, 2025.
Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued customer funded construction	$193,669	$290,603
Accrued capital expenditures	118,681	197,888
Other	52,129	23,466
Total accrued expenses	$364,479	$511,957
Other noncurrent liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities, net of current portion	$86,181	$89,011
Customer security deposit, net of current portion	11,040	11,040
Other	3,428	4,210
Total other noncurrent liabilities	$100,649	$104,261

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5.        LEASES
Lessee Accounting
The components of operating and finance leases are presented on the Company’s condensed consolidated balance sheets as follows (in thousands):

	Financial statement line item	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$105,986	$108,484
Finance lease right-of-use assets	Other noncurrent assets	$1,748	$1,843
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$12,873	$12,343
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$86,181	$89,011
Finance lease liabilities, current portion	Other current liabilities	$—	$—
Finance lease liabilities, net of current portion	Other noncurrent liabilities	$860	$844
The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Financial statement line item	2026	2025
Operating lease expense	Cost of colocation services	$3,786	$3,407
Operating lease expense	Cost of digital asset self-mining	102	85
Operating lease expense	Cost of digital asset hosted mining services	12	5
Operating lease expense	Selling, general and administrative	163	1,207
Short-term lease expense	Cost of digital asset self-mining	142	286
Variable lease expense	Cost of colocation services	385	269
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	95	226
Interest on lease liabilities	Interest expense, net	16	49
Total finance lease expense		111	275
Total lease expense		$4,701	$5,534
Information relating to the lease term and discount rate is as follows:

	March 31, 2026	March 31, 2025
Weighted Average Remaining Lease Term (Years)
Operating leases	7.3	8.3
Finance leases	4.7	0.5
Weighted Average Discount Rate
Operating leases	8.5%	8.5%
Finance leases	7.4%	12.6%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Information relating to lease payments is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Payments
Operating cash flows from operating leases	$5,058	$3,052
Operating cash flows from finance leases	$5	$40
Financing cash flows from finance leases	$1,095	$509

Supplemental Noncash Information

Operating lease right-of-use assets obtained in exchange for lease obligations	$1,988	$—
Decrease in operating right-of-use assets due to lease modification	$—	$(593)
Decrease in operating right-of-use assets due to termination	$(1,318)	$—
The Company’s minimum payments under noncancelable operating and finance leases having terms in excess of one year are as follows at March 31, 2026, and thereafter (in thousands):

	Operating Leases	Finance Leases
Remaining 2026	$15,418	$—
2027	20,926	—
2028	21,215	257
2029	20,938	440
2030	21,079	403
Thereafter	33,239	—
Total lease payments	132,815	1,100
Less: imputed interest	33,761	240
Total	$99,054	$860
Lessor Accounting
We generate revenue by leasing property to a customer under licensing agreements. The manner in which the Company recognizes these transactions in its financial statements is described in Note 2 — Summary of Significant Accounting Policies,
Revenue Recognition — Colocation Segment.
The components of lease revenue were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Revenue
Operating lease revenue	$59,196	$5,995
Variable lease revenue	10,219	2,578
Total lease revenue	$69,415	$8,573

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents the maturity analysis of operating lease payments expected to be received at March 31, 2026, and thereafter (in thousands):

Operating Leases[1]
Remaining 2026	$111,933
2027	153,848
2028	231,487
2029	302,930
2030	313,402
Thereafter	2,277,488
Total	$3,391,088
1 Operating lease payments expected to be received exclude $5.8 billion in total future noncancellable operating lease payments expected to be received for operating leases that have not yet commenced as of March 31, 2026, which have initial lease terms of 12 years from commencement.
6.        DEBT
Debt as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	March 31, 2026	December 31, 2025
Term Loan Facility[1]	6.2%	6.9%	2027	$1,000,000	$—
2029 Convertible Notes	3.0%	3.7%	2029	460,000	460,000
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
Notes payable				2,085,000	1,085,000
Less: Unamortized discounts				29,405	24,675
Total notes payable, net				2,055,595	1,060,325
Less: current portion				993,944	—
Convertible and other notes payable, net of current portion				$1,061,651	$1,060,325
1  Interest rate is variable and resets monthly based on SOFR plus an applicable margin of 2.50% per annum. As of March 31, 2026, the stated rate was 6.2% and the effective interest rate was 6.9%, which includes the amortization of debt issuance costs.
Interest expense on the Company’s debt was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Coupon interest	$6,810	$3,450
Amortization of debt discount and issuance costs	1,675	1,297
Interest incurred	8,485	4,747
Less: Capitalized interest	(325)	—
Interest expense	$8,160	$4,747

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Maturities on debt, gross of unamortized discounts, as of March 31, 2026, are as follows (in thousands):

	Convertible Notes	Term Loan Facility
Remaining 2026	$—	$—
2027	—	1,000,000
2028	—	—
2029	460,000	—
2030	—	—
Thereafter	625,000	—
Total	$1,085,000	$1,000,000
Convertible Notes
On August 19, 2024, the Company issued $460.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due
2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes mature on September 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company's common stock price exceeds 130% of the conversion price (approximately $14.30 per share, based on the initial conversion price of approximately $11.00 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2029 Convertible Notes was first satisfied during the fourth quarter of 2025. As a result, the 2029
Convertible Notes were convertible at the option of the holders during the three months ended March 31, 2026. No holders elected to convert during the period. This condition was also satisfied during the first quarter of 2026, and accordingly, the 2029 Convertible
Notes remain convertible during the second quarter of 2026.
On December 5, 2024, the Company issued $625.0 million aggregate principal amount of 0.00% Convertible Senior Notes due
2031 (the "2031 Convertible Notes"). The 2031 Convertible Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price (approximately $29.24 per share, based on the initial conversion price of approximately $22.49 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2031 Convertible Notes was not satisfied during any measurement period through March 31, 2026.
Term Loan Facility
On March 4, 2026, the Company entered into a loan facility Credit Agreement (the “Credit Agreement”) with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“MSSF”). The Credit
Agreement provides for a senior secured loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million, with an accordion feature that allowed up to an additional $500.0 million. The Company borrowed the full $500.0 million initially available on March 5, 2026. On March 18, 2026, the Company entered into Amendment No. 1 to the Credit Agreement (the
“Incremental Amendment”) with MSSF and JPMorgan Chase Bank, N.A. as Amendment No. 1 Term Lender, which amended the
Credit Agreement to increase the term loan commitments by $500.0 million, to $1.0 billion, pursuant to the accordion feature of the
Credit Agreement. The Company borrowed the full $500.0 million incremental commitment on March 18, 2026.
Loans under the Term Loan Facility bear interest at Term Secured Overnight Financing Rate (“SOFR”) (subject to a 0% floor)
plus an applicable margin of 2.50% per annum. The Term Loan Facility matures 364 days after the closing date. The Company’s obligations are guaranteed by certain direct or indirect, wholly owned material domestic subsidiaries and secured by a first-priority lien on substantially all assets of the Company and the guarantors. As of March 31, 2026, $1.0 billion was outstanding under the Term
Loan Facility. In connection with the Credit Agreement and the Incremental Amendment, the Company incurred approximately
$6.4 million of debt issuance costs, which are being amortized over the term of the Term Loan Facility.
Secured Notes Offering
On April 22, 2026, the Company's indirect wholly-owned subsidiary, Core Scientific Finance I LLC (“Core Scientific
Finance”), priced a private offering of $3.30 billion aggregate principal amount of 7.75% senior secured notes due 2031 at an issue price of 99.25% of the principal amount. Core Scientific Finance used the net proceeds from the offering to fund a debt service reserve account, and the remaining proceeds to make a distribution to the Company, a portion of which the Company used to repay in full the

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
outstanding borrowings under the Term Loan Facility, including accrued interest thereon and fees and expenses in connection therewith. The offering closed on May 6, 2026. Upon such repayment, the Company terminated the Term Loan Facility.
7.        WARRANT LIABILITIES
On January 23, 2024, the Company entered into a warrant agreement (the “Warrant Agreement”) providing for the issuance of
98,313,313 warrants, each exercisable for one share of common stock at an exercise price of $6.81 per share (the “Tranche 1
Warrants”), and 81,927,898 warrants, each exercisable for one share of common stock at an exercise price of $0.01 per share (the
“Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). The Tranche 1 Warrants expire on January 23,
2027, and the Tranche 2 Warrants expire on January 23, 2029.
During the three months ended March 31, 2026, nominal Tranche 1 Warrants were exercised, which resulted in cash receipts of
$0.1 million. As of March 31, 2026, there were 96.7 million unexercised Tranche 1 Warrants.
During the three months ended March 31, 2026, 0.4 million Tranche 2 Warrants were exercised, which resulted in immaterial cash receipts. As of March 31, 2026, there were 7.8 million unexercised Tranche 2 Warrants.
8.        FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
During the three months ended March 31, 2026 and 2025, a decrease of $1.0 million and an increase of $12.8 million, in fair value of CVRs, respectively, was included in Change in fair value of warrants and contingent value rights in the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2026 and 2025, an increase of $31.8 million and a decrease of $634.3 million, in fair value of Warrants, respectively, was included in Change in fair value of warrants and contingent value rights in the Company’s condensed consolidated statements of operations.
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$1,000,384	$—	$—	$1,000,384
Digital assets	37,312	—	—	37,312
Total assets measured at fair value on a recurring basis	$1,037,696	$—	$—	$1,037,696

Liabilities:
Contingent value rights[1]	$2,330	$—	$—	$2,330
Warrant liabilities, current portion	844,752			844,752
Warrant liabilities, net of current portion	116,495	—	—	116,495
Total liabilities measured at fair value on a recurring basis	$963,577	$—	$—	$963,577
1 The fair value of contingent value rights is included within Other current liabilities and Other noncurrent liabilities on the Company’s condensed consolidated balance sheets, based on the expected timing of settlement.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following presents the levels of the fair value hierarchy for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Fair value
Assets:
Cash and cash equivalents
Money market funds	$267,721	$—	$—	$267,721
Digital assets	222,000	—	—	222,000
Total assets measured at fair value on a recurring basis	$489,721	$—	$—	$489,721

Liabilities:
Contingent value rights[1]	$3,366	$—	$—	$3,366
Warrant liabilities, net of current portion	936,107	—	—	936,107
Total liabilities measured at fair value on a recurring basis	$939,473	$—	$—	$939,473
1 The fair value of contingent value rights is included within Other current liabilities and Other noncurrent liabilities on the Company’s condensed consolidated balance sheets, based on the expected timing of settlement.
Financial Instruments Not Carried at Fair Value
The Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The fair value is disclosed for informational purposes only in accordance with ASC Topic 825-10, Financial Instruments, and is determined using trading activity in over-the-counter markets. The following tables present the carrying amounts and estimated fair values of the Convertible
Notes as of March 31, 2026 and December 31, 2025 (in thousands):
March 31, 2026

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$738,262	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$686,413	Level 1
December 31, 2025

	Carrying Amount	Fair Value	Fair Value Hierarchy
3.00% Convertible Senior Notes due 2029	$460,000	$718,609	Level 1
0.00% Convertible Senior Notes due 2031	$625,000	$657,735	Level 1
Nonrecurring Fair Value Measurements
The Company measures certain non-financial assets at fair value on a nonrecurring basis when events or circumstances indicate that the carrying amount may not be recoverable. During the three months ended March 31, 2026, the Company measured the fair value of its mining-related long-lived asset groups in connection with the impairment charges described in Note 3 — Property, Plant, and Equipment.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the fair value of assets measured on a nonrecurring basis during the three months ended March 31,
2026 (in thousands):

	Level 1	Level 2	Level 3	Fair value
Mining equipment	$—	$30,564	$—	$30,564
Mining infrastructure	$—	$—	$42,772	$42,772
The fair value of mining equipment was determined using a market approach based on observable pricing from published secondary market indices for digital asset mining hardware, classified as Level 2 within the fair value hierarchy.
The fair value of mining infrastructure was determined using an income approach based on a discounted cash flow analysis of a hypothetical colocation hosting arrangement, classified as Level 3 within the fair value hierarchy. The following table presents the significant unobservable inputs used in the Level 3 measurement:

Significant Unobservable Input	Value
Discount rate	15% - 18%
Hosting rate ($/kW)	$2.25 - $2.50
Projection period	10 years
The Company’s financial instruments, which are not subject to recurring fair value measurements, include cash and cash equivalents (other than money market funds), restricted cash, accounts receivable, accounts payable, leases, debt and certain accrued expenses and other liabilities. Except for the 2029 Convertible Notes and 2031 Convertible Notes, the carrying amounts of these financial instruments materially approximate their fair values.
9.        COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2026, the Company had approximately $1.47 billion of expected future cash expenditures under its outstanding purchase and construction commitments, primarily related to infrastructure development costs, power utility deposits, equipment procurement, and labor. These commitments relate to the remaining build out at existing customer conversion sites, and new greenfield development undertaken for prospective customers. Of this amount, $434.0 million will be passed through to the
Company’s customer as invoiced. Substantially all of these expenditures are expected to occur within the next 12 months.
The Company routinely engages with construction vendors for the construction of its facilities. These engagements are governed by contracts containing standard terms and conditions, including certain milestones that obligate the Company to pay as work is completed. In the event of termination of any of these contracts by the Company, the Company would be liable for all work that has been completed or is in process, plus any applicable fees. The Company generally has the right to cancel open purchase orders prior to delivery or terminate the contracts without cause.
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
On March 19, 2025, the United States Bankruptcy Court Southern District of Texas Houston Division dismissed Plaintiff's appeal of the order confirming the Company's Plan of Reorganization as it related to the Plaintiffs as moot in light of the administrative closure of the securities case brought by the Plaintiffs in the United States District Court Western District of Texas. On April 2, 2025, the
Plaintiff's filed a Motion for Reconsideration of the orders entered in each of the United States District Court for the Southern District
of Texas Houston Division and the United States District Court for the Western District of Texas (Austin) each of which was denied and as to which Plaintiff has appealed.
Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a class action complaint against certain officers and directors of Power & Digital
Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS
Sponsor LLC et al, in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants have notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws. The matter was settled during the quarter ended December 31, 2025, with the Company’s payment in satisfaction of its existing indemnification obligation. This payment is reflected in the Loss on legal settlements in the Company’s condensed consolidated statements of operations.
Patent Infringement Claim
Malikie Innovations Ltd and Key Patents Innovations Ltd. (“Malikie”), filed suit in the United States District Court Eastern
District of Texas Marshall Division against Core Scientific, Inc. (the “Company”) alleging infringement in the Company’s bitcoin mining business of U.S. Patent Nos. 8,788,827; 10,284,370; 8,666,062; 7,372,960; and 8,532,286. On July 20, 2025 the Company
filed a motion to dismiss the claims on the basis that the patents are invalid under 35 U.S.C §101 and on July 25, 2025 the Company filed a motion to transfer the case to the United States District Court for the Western District of Texas (Austin). On November 14,
2025 Malikie filed a motion to amend the complaint to add allegations of infringement of U.S. Patent No. 8,712,039 by the
Company’s bitcoin mining business and its HPC business. Malikie also asserted infringement of the previously asserted 8,532,286 patent against the Company’s HPC business. All motions are pending. The court set a trial date of January 25, 2027.
Leases—See Note 5 — Leases for additional information.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The income tax expense and effective income tax rate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands, except percentages)
Income tax expense	$600	$205
Effective income tax rate	(0.2)%	—%
For the three months ended March 31, 2026, the Company recorded $0.6 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is (0.2)%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance (17.5)%, state taxes 0.7%, non-deductible loss on warrant and contingent liabilities (3.2)% and other items (1.2)%. The Company has a full valuation allowance on its net deferred tax asset as evidence indicates that it is not more likely than not expected to realize such asset.
For the three months ended March 31, 2025, the Company recorded $0.2 million of income tax expense which consisted of discrete state taxes. The Company's estimated annual effective income tax rate without consideration of discrete items is 0.0%, compared to the U.S. federal statutory rate of 21.0% due to projected changes in the valuation allowance 2.8%, state taxes (0.1)%, non-deductible loss on warrant and contingent liabilities (24.6)% and other items 0.9%. The Company has a full valuation allowance on its net deferred tax asset as evidence indicates that it is not more likely than not expected to realize such asset.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Stock-Based Compensation
Restricted Stock Units — RSUs granted in 2026 and 2025 generally vest over a 3-year service period.
Market Condition Restricted Stock Units — See “Incentive Plan” above for the vesting conditions of the MSUs.
A summary of RSU, MSU and PSU activity for the three months ended March 31, 2026, is as follows (amounts in thousands, except per share amounts):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2026	13,270	$8.58	844	$6.14	5,519	$11.57
Granted	928	16.36	8	3.99	—	—
Performance adjustment	—	—	—	—	(1,472)	11.57
Vested	(1,846)	9.99	—	—	(1,840)	15.71
Forfeited	(77)	7.11	—	—	—
Unvested - March 31, 2026	12,275	$8.90	852	$6.14	2,207	$13.18
As of March 31, 2026, unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized for each award type were as follows (in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period
RSUs	$91,517	1.9 years
PSUs	18,178	2.0 years
MSUs	1,485	0.8 years
Total	$111,180

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense for the three months ended March 31, 2026 and 2025, is included in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$853	$1,382
Colocation organizational and site startup costs	4,224	—
Selling, general and administrative	12,684	14,803
Stock-based compensation expense, net of amounts capitalized	17,761	16,185
Capitalized stock-based compensation[1]	626	220
Total stock-based compensation cost	$18,387	$16,405
1 Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
12.        NET (LOSS) INCOME PER SHARE
Basic earnings per share (“EPS”) is measured as the income or loss available to common stockholders divided by the weighted average common shares outstanding for the period. Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At March 31, 2026, approximately 7.8 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in the number of outstanding shares used for the computation of basic EPS for the three months then ended. Additionally, the basic EPS numerator includes an adjustment to eliminate the changes in fair value that have been recognized in net (loss) income.
Diluted EPS includes and presents the dilutive effect on EPS from the potential issuance of shares from unvested restricted stock units, conversion of convertible securities, or the exercise of options and/or warrants. The potentially dilutive effect of convertible securities is calculated using the if-converted method. The potentially dilutive effect of options or warrants are computed using the treasury stock method. When potentially dilutive securities have an anti-dilutive effect (i.e., increase income per share or decrease loss per share), they are excluded from the diluted EPS calculation.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss)
income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(347,188)	$576,251
Add: Change in fair value of Tranche 2 Warrants	4,750	(127,372)
Basic and diluted net (loss) income	$(342,438)	$448,879
Denominator:
Weighted average shares outstanding - basic	322,911	315,186
Effect of dilutive securities:
Tranche 1 Warrants	—	39,232
RSUs, PSUs, and MSUs	—	8,896
Weighted average shares outstanding - diluted	322,911	363,314

Net (loss) income per share - basic	$(1.06)	$1.42
Net (loss) income per share - diluted	$(1.06)	$1.24

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities include securities excluded from the calculation of diluted EPS because to do so would be anti-
dilutive. Shares which may be issued from potentially dilutive securities are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible Notes	69,611	69,611
RSUs, PSUs, and MSUs	15,334	1,249
Stock options	344	321
Tranche 1 Warrants	96,654	—
Total shares issuable from potentially dilutive securities	181,943	71,181
13.        SEGMENT REPORTING
The Company’s operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics and have similar business activities.
The Company has three operating segments: “Colocation”, consisting of providing high-density colocation services to customers employing AI and HPC related workloads; “Digital Asset Self-Mining”, consisting of performing digital asset mining for its own account; and “Digital Asset Hosted Mining”, consisting of providing hosting services to third-parties for digital asset mining.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
(in thousands, except percentages) Colocation Segment
Colocation revenue:
License fees	$59,195	$5,995
Power fees passed through to customer	21,059	2,586
Maintenance and other	(2,715)	(8)
Total colocation revenue	77,539	8,573
Cost of colocation services:
Power fees passed through to customer	21,059	2,586
Depreciation expense	2,075	67
Employee compensation	2,986	1,295
Facility operations expense	6,755	3,852
Other segment items	743	306
Total cost of colocation services	33,618	8,106
Colocation gross profit	$43,921	$467
Colocation gross margin	57%	5%

Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$30,105	$67,179
Cost of digital asset self-mining:
Power fees	27,271	30,319
Depreciation expense	13,909	19,259
Employee compensation	3,527	7,335
Facility operations expense	1,972	3,280
Other segment items	510	977
Total cost of digital asset self-mining	47,189	61,170
Digital Asset Self-Mining gross profit	$(17,084)	$6,009
Digital Asset Self-Mining gross margin	(57)%	9%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$7,600	$3,773
Cost of digital asset hosted mining services:
Power fees	3,303	1,367
Depreciation expense	306	145
Employee compensation	427	332
Facility operations expense	234	148
Other segment items	61	44
Total cost of digital asset hosted mining services	4,331	2,036
Digital Asset Hosted Mining gross profit	$3,269	$1,737
Digital Asset Hosted Mining gross margin	43%	46%

Consolidated
Consolidated total revenue	$115,244	$79,525
Consolidated cost of revenue	$85,138	$71,312
Consolidated gross profit	$30,106	$8,213
Consolidated gross margin	26%	10%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
A reconciliation of the reportable segment gross profit to (loss) income before income taxes included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable segment gross profit	$30,106	$8,213
Decrease in fair value of digital assets	6,558	10,688
Loss on disposal of property, plant and equipment	13,638	6
Impairment of property, plant and equipment	266,488	—
Colocation organizational and site startup costs	8,665	11,667
Advisor fees	333	603
Selling, general and administrative	44,846	32,287
Operating loss	(310,422)	(47,038)
Non-operating expenses (income), net:
Interest expense (income), net	4,857	(2,187)
Change in fair value of warrants and contingent value rights	30,799	(621,464)
Loss on legal settlements	500	—
Other non-operating expense, net	10	157
Total non-operating expense (income), net	36,166	(623,494)
(Loss) income before income taxes	$(346,588)	$576,456

Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers.
The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of March 31, 2026 and December 31, 2025, all of the Company’s fixed assets were located in the United States. For the three months ended March 31, 2026 and 2025, all of the Company’s revenue was generated in the United States. For the three months ended March 31, 2026 and 2025, 26% and 84%, respectively, of the Company’s total revenue was generated from one customer in the Digital Asset Self-Mining segment. For the three months ended March 31, 2026 and
2025, 67% and 11%, respectively, of the Company's total revenue was generated from one customer in the Colocation segment. As of
March 31, 2026 and December 31, 2025, substantially all of the Company’s digital assets were held by one third-party digital asset service.
14.        SUPPLEMENTAL CASH FLOW AND NONCASH INFORMATION
The following table presents supplemental cash flow and non-cash information for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of other cash flow information:
Cash paid for interest	$6,905	$7,822
Income tax (refunds) payments	$(1)	$1
Supplemental disclosure of noncash investing and financing activities:
Purchases of PP&E in accounts payable and accrued expense	$205,232	$48,668
Noncash exercise of warrants	$483	$18,776
Noncash asset retirement obligation addition	$976	$—

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
15.        SUBSEQUENT EVENTS
Hunt County Acquisition
On May 5, 2026, the Company completed its acquisition of 100% of the membership interests of Telios Quinlan One, LLC, a
Delaware limited liability company that owns approximately 260 acres of land in Hunt County, Texas, together with a related electric service agreement with Farmers Electric Cooperative, Inc. for an approximately 430 MW project, which the Company intends to develop as a future data center site. The aggregate purchase price was approximately $232.5 million in cash, of which a $2.0 million deposit was paid in January 2026 and is included in Other current assets on the condensed consolidated balance sheet as of March 31,
2026. In January 2026, in connection with the related electric service agreement, the Company posted $33.0 million of cash collateral to Farmers Electric Cooperative, Inc., which is included in Other noncurrent assets on the condensed consolidated balance sheet as of
March 31, 2026.
Polaris DS LLC Merger Agreement
On May 5, 2026, the Company entered into an Agreement and Plan of Merger to acquire Polaris DS LLC, which owns an approximately 40-acre site adjacent to the Company's existing Muskogee, Oklahoma data center operations and electric service agreements providing for up to 440 MW of gross utility power capacity. The aggregate purchase price is approximately $421 million in cash, subject to customary adjustments and certain contingent payments. Concurrently with execution, the Company deposited an additional $60 million into the existing escrow account, bringing the total deposit (recorded in restricted cash) to $120 million, which will be applied to the purchase price at closing. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,”
or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is
intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and
Exchange Commission on March 2, 2026. This section generally discusses the results of operations for the three months ended
March 31, 2026, compared to March 31, 2025.
As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December
31, 2025, filed with the Securities and Exchange Commission on March 2, 2026.
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
In 2024, we announced our first high-density colocation contract with CoreWeave, Inc. (“CoreWeave), a provider of HPC services, which was subsequently expanded to 590 megawatts (“MW”) of leased customer power capacity over the exercise of several contractual options. We believe leveraging our existing infrastructure for high-density colocation services will provide more stable and predictable revenue streams and represents substantially less risk over time than our traditional hosted bitcoin mining or self-mining operations.
We are constructing, refurbishing, reallocating or converting our 11 facilities in Alabama (1), Georgia (2), Kentucky (1), North
Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4) to support artificial intelligence related workloads, in support of our existing colocation customer, but also to support our commitment to meeting the growing demand for high-density colocation solutions and diversifying our customer base. This will be done as circumstances allow and, in a manner, designed to retain access to electrical power under our control, maximize the value of our digital asset mining equipment to third parties, and fulfill existing obligations to suppliers and customers.  In addition to converting our existing portfolio, we are actively pursuing the acquisition of new sites, including land and power capacity, to expand our data center footprint beyond our current facilities.
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
As of March 31, 2026, we operated a diversified portfolio of ten data centers across seven U.S. states, representing approximately 1.9 gigawatts (“GW”) of gross utility power capacity, or approximately 1.3 GW of total leasable customer power capacity. We continue to be in active discussions with both our existing and future potential utility providers regarding additional power allocations.
For the three months ended March 31, 2026, total revenue increased to $115.2 million from $79.5 million for the prior period, primarily due to higher colocation revenue from incremental billable customer power capacity, partially offset by lower digital asset self-mining revenue driven by reduced bitcoin production and lower average bitcoin prices. Operating loss was $310.4 million for the three months ended March 31, 2026, compared to $47.0 million in the prior period, primarily driven by $266.5 million of non-cash impairment charges on mining-related property, plant and equipment. Net loss was $347.2 million during the three months ended
March 31, 2026, compared to net income of $576.3 million in the prior period, and included significant non-cash items, including changes of $30.8 million in the fair value of warrants and contingent value rights. Adjusted EBITDA increased to $4.4 million from
$(6.1) million in the prior period. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and
Non-GAAP Financial Measures” below for our definition of, and additional information related to Adjusted EBITDA.
Recent Developments
Term Loan Facility
On March 4, 2026, we entered into a loan facility Credit Agreement (the “Credit Agreement”), by and among us, as borrower, the lenders party thereto from time to time (the “Lenders”) and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent and collateral agent. The Credit Agreement provides for a senior secured loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million. The Credit Agreement also provides for an accordion feature that allowed us to request an increase in commitments under the Credit Agreement by up to an additional $500.0 million. Subject to certain customary conditions, we may borrow funds available under the Term Loan Facility, in up to ten separate advances, during the period commencing on May
4, 2026 and ending on the date that is one business day prior to the Maturity Date (as defined below). We borrowed the full $500.0 million initially available under the Credit Agreement on March 5, 2026.
On March 18, 2026, we entered into an Amendment No. 1 to the Credit Agreement (the “Incremental Amendment”) with
MSSF and JPMorgan Chase Bank, N.A. (“JPM”), as Amendment No. 1 Term Lender, which amends the Credit Agreement to increase the term loan commitments thereunder by $500.0 million, to $1.0 billion total, pursuant to the accordion feature. We borrowed the full
$500.0 million incremental commitment on March 18, 2026.
The Term Loan Facility will mature, and all obligations thereunder will become due and payable, on March 3, 2027 (the
“Maturity Date”). Loans under the Term Loan Facility bear interest at a rate equal to term SOFR (subject to a 0% floor), plus an applicable margin of 2.50% per annum.
Our obligations under the Credit Agreement are guaranteed by certain of our direct or indirect, wholly owned material domestic subsidiaries and are secured by a first-priority lien on substantially all our and the guarantors assets.
In connection with the offering of $3.3 billion aggregate principal amount of 7.75% senior secured notes due 2031 by our indirect wholly-owned subsidiary, Core Scientific Finance I LLC, as described below, we used a portion of the proceeds from such offering that was distributed to us to repay in full the outstanding borrowings under the Term Loan Facility, including accrued interest thereon and fees and expenses in connection therewith, and upon such repayment, we terminated the Term Loan Facility.
Senior Secured Notes Offering
On April 22, 2026, our indirect wholly-owned subsidiary, Core Scientific Finance I LLC ("Core Scientific Finance"), priced a private offering of $3.30 billion aggregate principal amount of 7.75% senior secured notes due 2031 at an issue price of 99.25% of the principal amount. Core Scientific Finance used the net proceeds from the offering to fund a debt service reserve account, and the remaining proceeds to make a distribution to us, a portion of which we used to repay in full the outstanding borrowings under the
Term Loan Facility, including accrued interest thereon and fees and expenses in connection therewith. The Offering closed on May 6,
2026.
The Notes are guaranteed by each of Core Scientific Austin LLC, Core Scientific Denton LLC, Core Scientific Dalton LLC,
Core Scientific Marble LLC and Core Scientific Muskogee LLC, which collectively represent Core Scientific Finance's only subsidiaries (the "Subsidiary Guarantors").
In connection with the Offering, we have commenced a series of restructuring transactions intended to transfer or grant all assets and rights reasonably necessary for the development and operation of specified data center facilities to Core Scientific Finance and the Subsidiary Guarantors.
The Notes and related guarantees are secured by first-priority liens on (i) substantially all assets of Core Scientific Finance and the Subsidiary Guarantors, other than certain excluded property, (ii) all equity interests of Core Scientific Finance held by the direct parent of Core Scientific Finance, Core Scientific Finance Holding LLC ("Holdco"), and (iii) certain of our assets and rights to be transferred or granted, as applicable, to Core Scientific Finance and the Subsidiary Guarantors pursuant to the restructuring described above that have not yet been transferred or granted as of the date hereof.

In addition, in connection with the issuance of the Secured Notes, we provide a customary, uncapped completion guarantee for the benefit of the holders of the Notes with respect to the completion of the data center development projects. The completion guarantee will require that we provide Core Scientific Finance with funds necessary to ensure the completion of such projects in the event that the proceeds of the offering of Secured Notes and other available funds are insufficient to do so.
CoreWeave Special Purpose Vehicle
The Company received notice from its counterparty, CoreWeave, Inc., of its intention to enter into assignment and assumption agreements for our Dalton 1 and Denton North Colocation License Agreements and Orders, as amended, ("License Agreements") with a special purpose vehicle that is an indirect subsidiary of CoreWeave, Inc. ("CW SPV"). We understand that CW SPV received certain commitments from a customer sufficient for the debt issued by CW SPV to obtain an investment grade rating. While CoreWeave remains a primary obligor under the terms of the License Agreements, as a result of the assignment and assumption agreements, CW
SPV is now the Licensee under the License Agreements.
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
Tariffs
Beginning on February 1, 2025, the United States government announced a series of additional tariffs on goods imported to the
United States, raising concerns about material price inflation and delivery delays with respect to equipment and materials needed for our high-density colocation data center conversions and also with respect to parts, machinery and hardware used in our digital asset mining business. During the three months ended March 31, 2026, tariffs contributed to higher costs for certain equipment and materials procured directly by the Company for non-customer-funded projects. Our agreement with our HDC customer is funded almost entirely by the customer, and our financial contribution is capped at a fixed dollar amount, limiting our exposure to tariff-
related cost increases on customer-funded capital expenditures.
We could experience additional impacts from tariffs on our results of operations in future periods. We continue to analyze the additional impact of these tariffs on our business and actions we can take to minimize any current and future impact. Sustained or further increases in tariffs on key equipment and materials could affect conversion economics, timelines and/or operating costs, which could affect the timing and profitability of our colocation expansion.
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
Competition in colocation may affect pricing, contract terms, and the pace at which we can secure additional power and sites and therefore may affect revenue growth and required capital expenditures.
Regulation
We operate in a dynamic regulatory environment. For a discussion of federal, state, and international regulatory developments affecting our digital asset mining and colocation activities, see “Government Regulation” in Part I, Item 1 “Business” section in our
Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 2,
2026. We continue to evaluate whether any such developments present known trends or uncertainties that may materially impact our operations, energy costs, or customer demand. Regulatory developments affecting digital assets, data centers, energy markets and environmental matters could affect compliance costs, power availability and pricing, and customer demand, which could impact our results of operations and liquidity.
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
Leased Customer Power Capacity	Power capacity that is committed to customers under executed customer contracts, regardless of whether service has commenced as of period end.	Used to monitor signed customer commitments and contracted backlog and to plan future deployment/commissioning requirements.
Unleased Customer Power Capacity	The portion of Total Leasable Customer Power not committed under customer contracts as of period end. This metric is calculated as Total Leasable Customer Power minus Leased Customer Power Capacity.	Used to monitor remaining uncommitted customer IT load and to prioritize incremental contracting and conversion/commissioning plans.
Billable Customer Power Capacity	Portion of Leased Customer Power Capacity for which service has commenced and we are actively billing as of period end.	Used to monitor in-service customer power that is billing and to track deployment/ commissioning pace and near-term revenue ramp.
The following table presents the values for these metrics as of March 31, 2026 and December 31, 2025 (in megawatts).

	March 31, 2026	December 31, 2025
Gross Utility Power Capacity	1,860	1,426
Total Leasable Customer Power Capacity	1,275	920
Leased Customer Power Capacity	590	590
Unleased Customer Power Capacity	685	330
Billable Customer Power Capacity	225	120
Adjusted EBITDA
We report our financial results in accordance with GAAP. To supplement our consolidated financial statements, we provide investors with Adjusted EBITDA, which is a non‑GAAP financial measure. Adjusted EBITDA is defined as our net (loss) income, adjusted to eliminate the effect of (i) interest income, interest expense, and other income (expense), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) loss on disposal and impairment of property, plant and equipment; (vi) site demolition costs incurred in connection with the conversion of existing facilities to colocation data center operations; (vii) change in fair value of warrant and contingent value rights; (viii) loss on legal settlements; (ix) post-emergence bankruptcy advisory costs incurred related to reorganization, and (x) certain additional non-cash items that do not reflect the performance of our ongoing business operations. The most directly comparable GAAP measure to Adjusted EBITDA is net (loss)
income. For additional information, including a reconciliation of net (loss) income to Adjusted EBITDA, please refer to the table below.
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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the three months ended March 31,
2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA
Net (loss) income	$(347,188)	$576,251
Adjustments:
Interest expense (income), net	4,857	(2,187)
Income tax expense	600	205
Depreciation and amortization	16,553	19,731
Stock-based compensation expense	17,761	16,185
Loss on disposal of property, plant and equipment	13,638	6
Impairment of property, plant and equipment	266,488	—
Site conversion demolition costs	—	4,442
Change in fair value of warrants and contingent value rights	30,799	(621,464)
Loss on legal settlements	500	—
Post-emergence bankruptcy advisory costs	317	603
Other	27	157
Adjusted EBITDA	$4,352	$(6,071)

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table sets forth our selected condensed consolidated statements of operations for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue:
Colocation revenue	$77,539	$8,573	$68,966
Digital asset self-mining revenue	30,105	67,179	(37,074)
Digital asset hosted mining revenue from customers	7,600	3,773	3,827
Total revenue	115,244	79,525	35,719
Cost of revenue:
Cost of colocation services	33,618	8,106	25,512
Cost of digital asset self-mining	47,189	61,170	(13,981)
Cost of digital asset hosted mining services	4,331	2,036	2,295
Total cost of revenue	85,138	71,312	13,826
Gross profit	30,106	8,213	21,893
Decrease in fair value of digital assets	6,558	10,688	(4,130)
Loss on disposal of property, plant and equipment	13,638	6	13,632
Impairment of property, plant and equipment	266,488	—	266,488
Colocation organizational and site startup costs	8,665	11,667	(3,002)
Advisor fees	333	603	(270)
Selling, general and administrative	44,846	32,287	12,559
Operating loss	(310,422)	(47,038)	(263,384)
Non-operating expense (income), net:
Interest expense (income), net	4,857	(2,187)	7,044
Change in fair value of warrants and contingent value rights	30,799	(621,464)	652,263
Loss on legal settlements	500	—	500
Other non-operating expense, net	10	157	(147)
Total non-operating expense (income), net	36,166	(623,494)	659,660
(Loss) income before income taxes	(346,588)	576,456	(923,044)
Income tax expense	600	205	395
Net (loss) income	$(347,188)	$576,251	$(923,439)
The following table summarizes gross profit and gross margin by reportable segment for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2026	2025	Change
Colocation Segment
Colocation gross profit	$43,921	$467	$43,454
Colocation gross margin	57%	5%	51%

Digital Asset Self-Mining Segment
Digital asset self-mining gross (loss) profit	$(17,084)	$6,009	$(23,093)
Digital asset self-mining gross margin	(57)%	9%	(66)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining gross profit	$3,269	$1,737	$1,532
Digital asset hosted mining gross margin	43%	46%	(3)%

Gross profit represents segment revenue less segment cost of revenue. Accordingly, the year over year changes in gross profit and gross margin by segment are primarily driven by the changes in revenue and cost of revenue discussed in the “Revenue” and
“Cost of revenue” sections below.
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue:
Colocation revenue	$77,539	$8,573	$68,966
Digital asset self-mining revenue	30,105	67,179	(37,074)
Digital asset hosted mining revenue from customers	7,600	3,773	3,827
Total revenue	$115,244	$79,525	$35,719
Percentage of total revenue:
Colocation revenue	67%	11%
Digital asset self-mining revenue	26%	84%
Digital asset hosted mining revenue from customers	7%	5%
Total revenue	100%	100%
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
The year over year increase in colocation revenue was primarily attributable to incremental billable customer power capacity at our Denton, Texas and Marble, North Carolina data centers during the three months ended March 31, 2026.
Digital asset self-mining revenue
Digital asset self‑mining revenue consists primarily of bitcoin earned from operating our owned mining fleet. We participate in mining pools under which we receive consideration based on the hash rate we contribute to the pool.
The year over year decrease in self-mining revenue was driven primarily by lower bitcoin production and lower average realized bitcoin prices during the three months ended March 31, 2026.
Cost of revenue

	Three Months Ended March 31,
	2026	2025	$ Change
Cost of revenue:
Cost of colocation services	$33,618	$8,106	$25,512
Cost of digital asset self-mining	47,189	61,170	(13,981)
Cost of digital asset hosted mining services	4,331	2,036	2,295
Total cost of revenue	$85,138	$71,312	$13,826
Cost of revenue includes the costs to operate our colocation, digital asset self‑mining, and digital asset hosted mining businesses, including power fees, depreciation, personnel and facility-related costs.

Colocation cost of revenue
The year over year increase in cost of colocation services was driven primarily by incremental billable capacity at our Denton,
Texas and Marble, North Carolina data centers during the three months ended March 31, 2026.
Digital asset self-mining cost of revenue
The year over year decrease in cost of digital asset self-mining was driven primarily by reduced self-mining activity during the three months ended March 31, 2026, including lower power consumption resulting from the reallocation of power capacity to colocation operations and lower depreciation expense as a larger portion of the mining fleet became fully depreciated.
Impairment of property, plant and equipment

	Three Months Ended March 31,
	2026	2025	$ Change
Impairment of property, plant and equipment	266,488	—	$266,488
Percentage of total revenue	231%	—%
During the three months ended March 31, 2026, we recognized non-cash impairment charges of $266.5 million on our mining-
related property, plant and equipment. The charges resulted from sustained deterioration in bitcoin mining economics during the quarter, including declines in bitcoin prices, hashprice reaching historic lows, and significant decreases in secondary market values for mining equipment. Of the total charge, $151.6 million related to mining equipment whose carrying value exceeded current secondary market values, and $114.9 million related to mining infrastructure at facilities used in our self-mining operations, whose carrying values exceeded fair values determined using a discounted cash flow methodology. No impairment charges were recognized during the three months ended March 31, 2025.
Change in fair value of warrants and contingent value rights

	Three Months Ended March 31,
	2026	2025	$ Change
Change in fair value of warrants and contingent value rights	30,799	(621,464)	652,263
Percentage of total revenue	27%	(781)%

The year over year decrease in change in fair value of warrants and contingent value rights shifted from a $621.5 million gain in the prior year period to a $30.8 million loss in the current period, driven by changes in our stock price during the respective periods.
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
In March 2026, we entered into the Term Loan Facility, pursuant to which we borrowed the full $500.0 million initially available under the Credit Agreement. Subsequently, in March 2026, we entered into the Incremental Amendment, pursuant to which we borrowed the full $500.0 million incremental commitment.
In April 2026, our indirect wholly-owned subsidiary, Core Scientific Finance priced the private offering of $3.30 billion aggregate principal amount of 7.75% Secured Notes at an issue price of 99.250% of the principal amount. In connection with the offering of Secured Notes, Core Scientific Finance used a portion of the net proceeds to fund a debt service reserve account, and the remaining proceeds to make a distribution to us. We used a portion of the net proceeds we received from Core Scientific Finance to repay in full the outstanding balance under the Term Loan Facility, including accrued interest thereon and fees and expenses in connection therewith. The offering of Secured Notes closed on May 6, 2026, and upon such repayment, we terminated the Term Loan
Facility. See “Senior Secured Notes Offering” under Recent Developments above for additional details.
During the three months ended March 31, 2026, we sold 2,385 bitcoin for aggregate proceeds of $208.3 million to fund planned capital expenditures and other cash requirements. We will be opportunistic in liquidating the remainder of our bitcoin balance.
Our planned capital expenditures and other cash requirements may require additional external financing. We may from time to time seek additional financing to fund our operations and capital expenditures. If we are unable to obtain financing on acceptable terms, we may be required to reduce, delay or modify planned expenditures or pursue other alternatives.
We have assessed our current and expected operating and capital expenditure requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2026, that our available liquidity, including cash and cash equivalents and expected operating cash flows and customer funding related to our colocation arrangements, will be sufficient to satisfy our cash requirements for at least the next twelve months.
The following table summarizes our cash and cash equivalents and the fair value of our digital assets (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,005,148	$311,378
Digital assets	$37,312	$222,000
The following table presents our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	249,877	(45,041)
Net cash used in investing activities	(386,652)	(89,016)
Net cash provided by (used in) financing activities	971,382	(4,198)
Net cash provided by (used in) operating activities increased to $249.9 million from $(45.0) million in the prior year period, primarily due to customer prepayments received under our colocation arrangements and proceeds from sales of digital assets.
Net cash used in investing activities increased to $386.7 million from $89.0 million in the prior year period, primarily reflecting capital expenditures related to our colocation expansion, primarily related to long-lead equipment and other data center development costs.
Net cash provided by (used in) financing activities was $971.4 million compared to $(4.2) million in the prior year period, primarily due to net proceeds from the Company's Term Loan Facility.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations are discussed below on both a short-term and long-term basis.
Short-Term Cash Requirements
Capital Expenditures and Other Commitments
During the three months ended March 31, 2026 and 2025, we spent $389.2 million and $84.0 million respectively, on capital expenditures, primarily related to the conversion and expansion of our data center portfolio for colocation operations. As of March 31,
2026, we were contractually committed to approximately $1.47 billion, of which $434.0 million will be passed through to the
Company’s customer as invoiced. Substantially all of these expenditures are expected to occur within the next 12 months.

Operating Leases
For our operating lease payment obligations due within the next 12 months, see Note 5 — Leases to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Long-Term Cash Requirements
Senior Secured Notes
In May 2026, our indirect wholly-owned subsidiary, Core Scientific Finance, issued $3.3 billion aggregate principal amount of
7.75% Senior Secured Notes due 2031. For the maturity date, principal amount and terms of these notes, see "Senior Secured Notes
Offering" under Recent Developments above and Note 6 — Debt to our consolidated financial statements in Item 1 of Part I of this
Quarterly Report on Form 10-Q.
Convertible Notes
We have outstanding 3.00% Convertible Senior Notes due 2029 and 0.00% Convertible Senior Notes due 2031. For the
maturity dates, principal amounts, and terms of these instruments, see Note 6 — Debt to our consolidated financial statements in Item
1 of Part I of this Quarterly Report on Form 10-Q.
Capital Expenditures
We expect to incur significant capital expenditures beyond the next 12 months as we continue to convert our remaining data center portfolio to colocation infrastructure and pursue new site acquisitions to expand our footprint. The pace and magnitude of these expenditures will depend on customer deployment schedules, the timing of site conversions, and the availability and cost of financing.
Operating Leases
For our operating lease payment obligations due beyond the next 12 months, see Note 5 — Leases to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Critical Accounting Estimates
The critical accounting estimates, assumptions, judgments and the related policies that we believe have the most significant impact on our consolidated financial statements are described below.
Property, Plant, and Equipment
Our mining-related property, plant, and equipment involves significant estimates, including the determination of useful lives and the evaluation of recoverability and fair value. These estimates require judgment about future bitcoin mining economics, including technology improvements, bitcoin prices, hashprice, power prices, secondary market values for mining equipment, and the assumptions underlying fair value measurements such as discount rates and projected cash flows. During the three months ended
March 31, 2026, we recognized significant impairment charges on our mining-related assets (see Note 3 — Property, Plant, and
Equipment and Note 8 — Fair Value Measurements to our consolidated financial statements in Item 1 of Part I of this Quarterly
Report on Form 10-Q). The fair value of mining infrastructure is particularly sensitive to the discount rate applied to projected cash flows; refer to Note 8 for the significant unobservable inputs used in the Level 3 measurement.
Stock-Based Compensation
We have outstanding equity awards that include performance conditions, the achievement of which must be assessed by management at each reporting date. Compensation expense for these awards is recognized based on the estimated number of awards expected to vest, applying a cumulative catch-up adjustment when those estimates change. The assessment of probable achievement requires significant judgment, including assumptions about our infrastructure deployment progress, customer pipeline activity, and a degree of Compensation Committee discretion. Given the range of potential payout outcomes, changes in management's probability assessments could result in material adjustments to stock-based compensation expense recognized in future periods.

Management believes its current estimates are reasonable based on available information. Actual results may differ, and any such differences could materially impact our financial condition and results of operations.
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting
Policies to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in the price of bitcoin and commodities.
Risk Regarding the Price of Bitcoin
As of March 31, 2026, we held 547 bitcoin, with a carrying value of $37.3 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the three months ended March 31, 2026 ranged from a low of $60,123 to a high of $97,877, with an average price of $76,649.
Interest Rate Risk
As of March 31, 2026, we had $1.0 billion outstanding under our Term Loan Facility, which bears interest at Term Secured
Overnight Financing Rate (“SOFR”) plus 2.50% per annum. A hypothetical 100 basis point increase in Term SOFR would increase our annual interest expense by approximately $10.0 million. We do not currently use interest rate hedging instruments to manage this exposure. See Note 6 — Debt to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices, the most significant of which is electricity. We closely monitor the cost of electricity at all of our locations. Our colocation customer agreements include power pass-through provisions that allow us to recover the cost of customer power usage. We did not have commodity derivative instruments outstanding as of March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e)
and 15d-15(e) under the Exchange Act) as of March 31, 2026.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31,
2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting. As of March 31, 2026, this material weakness has not been remediated.

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurances that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurances that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have not been detected.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified and which remains unremediated as of March 31, 2026 is as follows:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the consolidated balance sheet and impairment of property, plant and equipment on the consolidated statement of operations, which were corrected prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025, however, resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was determined to be not effective as of December 31, 2025 and continues to be not effective as of March 31, 2026.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we have developed a remediation plan to address the material weakness. The plan includes the elements described below, which we are in various stages of implementing.
•Implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment. During the three months ended March 31, 2026, we conducted training for accounting personnel on the identification of novel and non-routine transactions.
•Implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions. During the three months ended March 31, 2026, we implemented a quarterly management review process for property, plant and equipment and established an accounting policy review committee.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts described above, during the most recently completed fiscal quarter, there was no change in Core Scientific, Inc.’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in lawsuits, claims and other legal matters that arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty; however, we believe that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. To the extent that the ultimate resolution of any matter differs from our current estimates reflected in the recorded reserves, we could incur additional charges that could be significant. Information regarding our material pending legal proceedings is included in Note 9 — Commitments and Contingencies, to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
For a discussion of our risk factors, see Part I, Item 1A. — “Risk Factors” of the Company’s Annual Report on Form 10-K for
the year ended December 31, 2025, which was filed with the SEC on March 2, 2026.
There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in the
Annual Report, except for the risk factors noted below.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of March 31, 2026, we had approximately $2.09 billion aggregate principal amount of indebtedness for borrowed money. In addition, in May 2026, Core Scientific Finance, our indirect wholly owned subsidiary, issued $3.30 billion aggregate principal amount of Secured Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Our business or the business of Core Scientific Finance, as applicable, may not generate sufficient funds, and may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our or its indebtedness, including our 3.00% Convertible Senior
Notes due 2029 (the “2029 Convertible Notes”), 0.00% convertible senior notes due 2031 (the “2031 Convertible Notes” and, together with the 2029 Convertible Notes, the “Convertible Notes”) and Secured Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we or Core Scientific Finance, as applicable, fail to comply with these covenants or to make payments under our or its indebtedness when due, then we or Core Scientific Finance would be in default under that indebtedness, which could, in turn, result in that and other indebtedness becoming immediately payable in full.
Provisions in our indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indentures governing our Convertible Notes or the Secured Notes, or agreements governing any future indebtedness, could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the indentures governing our Convertible Notes, then, except as described in the applicable indenture, noteholders of such Convertible Notes will have the right to require us to repurchase their notes for cash. The indenture governing the
Secured Notes contains a similar requirement for Core Scientific Finance to offer to repurchase for cash such Secured Notes upon the occurrence of a change of control as set forth in such indenture. In addition, if a takeover constitutes a make-whole fundamental change under the applicable indenture governing our Convertible Notes, then we may be required to temporarily increase the conversion rate for any conversion of such Convertible Notes. In any such case, and in other cases, our obligations under the indentures governing our Convertible Notes or Secured Notes, or agreements governing any future indebtedness, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2026, nominal shares of common stock were issued upon the exercise of Tranche 1
Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds of
$0.1 million from the exercise.
During the quarter ended March 31, 2026, 0.4 million shares of common stock were issued upon the exercise of Tranche 2
Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Description
10.1
Agreement and Plan of Merger, dated as of May 5, 2026, by and among Core Scientific, Inc., Polar Merger Sub,
LLC, Top Access Enterprises Limited, Polaris DS LLC, and solely for the purposes of Article XI (and Article I and
Article VII to the extent relating thereto), Altair LLC. (incorporated by reference to Exhibit  2.1 to the Company’s
Current Report on Form 8-K filed with the SEC on May 6, 2026).

10.2*	Membership Interest Purchase Agreement, dated December 26, 2025, by and among Core Scientific, Inc. and McCall Family Limited Partnership.
10.3
Cooperation Agreement, dated as of February 18, 2026, by and between Core Scientific, Inc. and Two Seas Capital
LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on
February 19, 2026).

10.4
Delayed-Draw Bridge Credit Agreement, dated as of March 4, 2026, among Core Scientific, Inc., as borrower, the lenders party thereto from time to time, and Morgan Stanley Senior Fundings, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.5
Amendment No. 1 to Credit Agreement, dated as of March 18, 2026, among Core Scientific, Inc., as borrower,
JPMorgan Chase Bank, N.A., as amendment no. 1 term lender, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current
Report on Form 8-K filed with the SEC on March 23, 2026).

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

Core Scientific, Inc.

By:	/s/ Jim Nygaard
Name:	Jim Nygaard
Title:	Duly Authorized Officer & Principal Financial Officer
Date:	May 6, 2026