Form 10-Q
period 2026-06-30
Core Scientific, Inc./tx
filed 2026-07-28
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 23, 2026, 321,340,441 shares of common stock, par value $0.00001, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, statements under Part I. Item 2. — "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of words such as “ability,” “aim,” “assume,” “estimate,” “plan,” “possible,” “project,” “forecast,” “goal,” “opportunity,” “intend,” “will,” “expect,” “anticipate,” “believe,” “enable,” “seek,” “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, successfully complete construction of its data centers, and source sufficient electrical energy, necessary long lead infrastructure components, supplies and equipment, the advantages and expected growth of the Company, the Company’s ability to source and retain talent, and the Company’s ability to source and consummate acquisitions of entities holding suitable land and power. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management. These forward-looking statements are not intended to serve, and must not be relied on by any investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company.
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

GLOSSARY OF TERMS
The following terms, abbreviations and acronyms are used throughout this Form 10-Q, including the consolidated financial statements and related notes:

AI	Artificial Intelligence
AMD	Advanced Micro Devices, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
CoreWeave	CoreWeave, Inc.
Core Scientific Finance	Core Scientific Finance I LLC, an indirect wholly-owned subsidiary of Core Scientific, Inc.
CVR	Contingent Value Right
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPS	Earnings per share
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GW	Gigawatts
HDC	High-density colocation
HPC	High-performance computing
MSU	Market Condition Restricted Stock Unit
MW	Megawatts
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
RTSR	Relative Total Shareholder Return
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,769,735	$311,378
Digital assets	49,675	222,000
Customer funding receivable and other current assets	458,489	362,159
Restricted cash, current portion	165,745	—
Total Current Assets	2,443,644	895,537
Property, plant and equipment, net	1,774,142	1,293,299
Intangibles, net	228,625	1,076
Operating lease right-of-use assets	114,199	108,484
Restricted cash, net of current portion	615,911	—
Other noncurrent assets	80,972	49,248
Total Assets	$5,257,493	$2,347,644
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$112,374	$126,106
Accrued expenses	509,189	511,957
Deferred revenue	287,201	127,561
Warrant liabilities, current portion	1,811,587	—
Other current liabilities	17,443	15,777
Total Current Liabilities	2,737,794	781,401
Long-term debt	4,297,967	1,060,325
Warrant liabilities, net of current portion	163,683	936,107
Deferred revenue, net of current portion	367,242	428,290
Other noncurrent liabilities	110,163	104,261
Total Liabilities	7,676,849	3,310,384

Commitments and contingencies (Note 10)

Stockholders’ Deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 319,587 and 314,231 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	3,229,842	3,183,960
Accumulated deficit	(5,649,201)	(4,146,703)
Total Stockholders’ Deficit	(2,419,356)	(962,740)
Total Liabilities and Stockholders’ Deficit	$5,257,493	$2,347,644

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Colocation revenue	$136,669	$10,560	$214,208	$19,133
Digital asset self-mining revenue	21,535	62,424	51,640	129,603
Digital asset hosted mining revenue from customers	5,997	5,644	13,597	9,417
Total revenue	164,201	78,628	279,445	158,153
Cost of revenue:
Cost of colocation services	56,686	9,430	90,304	17,536
Cost of digital asset self-mining	33,700	59,589	80,889	120,759
Cost of digital asset hosted mining services	3,771	4,584	8,102	6,620
Total cost of revenue	94,157	73,603	179,295	144,915
Gross profit	70,044	5,025	100,150	13,238
Loss (gain) on fair value of digital assets	9,368	(29,797)	15,926	(19,109)
Loss on disposal of property, plant and equipment	1,273	4,166	14,911	4,172
Loss on remeasurement of assets held for sale	19,495	—	19,495	—
Impairment of property, plant and equipment	—	—	266,488	—
Loss on contract termination	41,948	—	41,948	—
Colocation organizational and site startup costs	27,039	11,655	35,704	23,322
Selling, general and administrative	49,389	45,285	94,568	78,175
Operating loss	(78,468)	(26,284)	(388,890)	(73,322)
Non-operating expenses (income), net:
Loss on debt extinguishment	5,435	1,377	5,435	1,377
Interest expense (income), net	23,833	(1,185)	28,690	(3,372)
Change in fair value of warrants and contingent value rights	1,045,515	909,958	1,076,314	288,494
Other non-operating expense, net	152	207	662	364
Total non-operating expense, net	1,074,935	910,357	1,111,101	286,863
Loss before income taxes	(1,153,403)	(936,641)	(1,499,991)	(360,185)
Income tax expense	1,907	158	2,507	363
Net loss	$(1,155,310)	$(936,799)	$(1,502,498)	$(360,548)

Net loss per share, basic and diluted	$(3.32)	$(0.04)	$(4.39)	$(0.23)
Weighted average shares outstanding, basic and diluted	325,329	317,985	324,128	316,593

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2026	316,949	$3	$3,188,202	$(4,493,891)	$(1,305,686)
Net loss	—	—	—	(1,155,310)	(1,155,310)
Stock-based compensation	—	—	18,759	—	18,759
Restricted stock awards issued	2,065	—	6,073	—	6,073
Restricted stock awards withheld for tax withholding obligations	(915)	—	(17,724)	—	(17,724)
Exercise of warrants	1,488	—	34,532	—	34,532
Balance at June 30, 2026	319,587	$3	$3,229,842	$(5,649,201)	$(2,419,356)

Balance at March 31, 2025	299,087	$3	$2,973,015	$(3,281,836)	$(308,818)
Net loss	—	—	—	(936,799)	(936,799)
Stock-based compensation	—	—	24,346	—	24,346
Restricted stock awards issued	1,499	—	—	—	—
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	2,560	—	29,305	—	29,305
Balance at June 30, 2025	303,146	$3	$3,026,645	$(4,218,635)	$(1,191,987)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	314,231	$3	$3,183,960	$(4,146,703)	$(962,740)
Net loss	—	—	—	(1,502,498)	(1,502,498)
Stock-based compensation	—	—	37,146	—	37,146
Restricted stock awards issued	5,755	—	6,728	—	6,728
Restricted stock awards withheld for tax withholding obligations	(2,274)	—	(39,375)	—	(39,375)
Exercise of warrants	1,875	—	41,383	—	41,383
Balance at June 30, 2026	319,587	$3	$3,229,842	$(5,649,201)	$(2,419,356)

Balance at December 31, 2024	292,606	$3	$2,915,035	$(3,858,087)	$(943,049)
Net loss	—	—	—	(360,548)	(360,548)
Stock-based compensation	—	—	40,751	—	40,751
Restricted stock awards issued	4,479	—	(50)	—	(50)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	6,061	—	70,930	—	70,930
Balance at June 30, 2025	303,146	$3	$3,026,645	$(4,218,635)	$(1,191,987)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from Operating Activities:
Net loss	$(1,502,498)	$(360,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,146	38,487
Loss on disposal of property, plant and equipment	14,911	4,172
Loss on remeasurement of assets held for sale	19,495	—
Impairment of property, plant and equipment	266,488	—
Change in operating lease right-of-use assets	6,400	5,404
Stock-based compensation	36,001	40,355
Digital asset self-mining revenue	(51,640)	(129,769)
Proceeds from sales of digital assets generated by self-mining revenues(1)	208,249	—
Loss (gain) on fair value of digital assets	15,926	(19,109)
Change in fair value of warrants and contingent value rights	1,076,314	288,494
Loss on debt extinguishment	5,435	1,377
Changes in operating assets and liabilities:
Customer funding receivable and other current assets	(81,842)	(207,550)
Accounts payable	(35,594)	133,531
Accrued expenses	155,200	70,826
Deferred revenue from colocation services	98,409	131,293
Other operating assets and liabilities, net	(32,451)	(8,004)
Net cash provided by (used in) operating activities	230,949	(11,041)
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(954,244)	(205,259)
Proceeds from sales of property and equipment	3,927	1,671
Acquisitions of land and development rights	(232,500)	—
Other investing activities	(74)	(5,036)
Net cash used in investing activities	(1,182,891)	(208,624)
Cash flows from Financing Activities:
Debt extinguishment payments	(1,000,000)	(26,862)
Proceeds from the issuance of debt	4,275,250	—
Debt issuance costs	(48,143)	—
Taxes paid related to net share settlement of equity awards	(35,310)	—
Principal payments on debt	—	(8,613)
Other financing activities	158	(495)
Net cash provided by (used in) financing activities	3,191,955	(35,970)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,240,013	(255,635)
Cash, cash equivalents and restricted cash—beginning of period	311,378	836,980
Cash, cash equivalents and restricted cash—end of period	$2,551,391	$581,345

Supplemental disclosure of other cash flow information:
Cash paid for interest, net of capitalized interest	$12,846	$8,386
Income tax payments	$652	$457

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable and accrued expense	$127,520	$129,904
Reclass of property, plant and equipment to Held for Sale	$33,286	$—

Operating lease right-of-use assets obtained in exchange for lease obligations	$13,440	$109
Non-cash exercise of warrants	$1,458	$19,559
Reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$1,769,735	$581,345
Restricted cash, current portion	165,745	—
Restricted cash, net of current portion	615,911	—
Total cash, cash equivalents and restricted cash	$2,551,391	$581,345

(1)Proceeds from digital assets received as non-cash revenue consideration liquidated upon management's discretion.

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in designing, building and operating large scale, purpose-built data centers for high-density colocation services. The Company develops and operates facilities serving artificial intelligence and high-performance computing related workloads and is a premier provider of digital infrastructure. Historically, the Company focused on digital asset mining for its own account and providing hosting solutions for third-party digital asset miners; in 2024, the Company announced its first high-density colocation contract with CoreWeave, Inc., a provider of high-density computing servicing, marking a strategic shift towards its current high-density colocation business. The majority of the Company's revenue is derived from HDC services.
As of June 30, 2026, the Company had a portfolio of 11 facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4).
Core Scientific operates in three segments: “Colocation,” consisting of providing high-density colocation services to customers employing AI and HPC related workloads; “Digital Asset Self-Mining,” consisting of performing digital asset mining for its own account; and “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining.
The Company’s Colocation segment provides space, power, cooling, facilities operations, security and other services to third-party colocation customers to support workloads for machine learning and AI. Colocation segment revenue is concentrated with a single customer; see Note 14 — Segment Reporting.
The Digital Asset Self-Mining segment performs digital asset mining for the Company’s own account and generates revenue from operating owned infrastructure and computer equipment as part of mining pools in exchange for digital assets.
The Company’s Digital Asset Hosted Mining segment provides a full suite of services to digital asset mining customers. The Company provides deployment, monitoring, troubleshooting, optimization and maintenance of customers’ digital asset mining equipment and provide necessary electrical power, repair and other infrastructure services necessary for customers to operate, maintain and efficiently mine digital assets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited interim condensed consolidated financial statements.
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, the unaudited interim condensed consolidated financial statements do not include all the information and notes required for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP and should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation.
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of the more significant estimates include the useful lives of property, plant and equipment, the recoverability and fair value of long-lived assets held and used, and the fair value of assets classified as held for sale, the relative fair values used to allocate consideration in asset acquisitions and the useful lives of the resulting intangible assets, the initial measurement of lease liabilities, stock-based compensation, and income taxes. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management’s estimates.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Significant Accounting Policies
Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a detailed discussion of the Company’s significant accounting policies.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments, including money market funds, with original maturities of three months or less from the date of acquisition. As of June 30, 2026 and December 31, 2025, substantially all cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits. Restricted cash as of June 30, 2026, consisted of (i) funds held in the debt service reserve account established under the indenture governing the Company’s $3.3 billion aggregate principal amount of 7.75% Senior Secured Notes due 2031 (the “Senior Secured Notes”), (ii) funds held in escrow in connection with the pending acquisition of Polaris DS LLC, which will be applied to the purchase price at closing, and (iii) funds held in escrow in connection with certain construction and development activities. The Company had no restricted cash as of December 31, 2025.
Digital Assets
The Company’s digital assets have active markets with observable prices and are classified within Level 1 of the fair value hierarchy. The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
June 30, 2026	848	$65,454	$49,675
December 31, 2025	2,537	$254,694	$222,000
Long-Lived Asset Impairments
The Company tests long-lived asset groups for recoverability whenever events or changes in circumstances have occurred that may affect recoverability or the estimated useful lives. Long-lived assets include property, plant and equipment and intangible assets subject to amortization. A long-lived asset may be impaired when the estimated future undiscounted cash flows are less than the carrying amount of the asset. If that comparison indicates that the asset’s carrying value may not be recoverable, the impairment is measured based on the difference between the carrying amount and the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or estimated fair value, less costs to sell.
Assets Held for Sale
The Company classifies a long-lived asset (disposal group) as held for sale when all of the criteria in ASC 360-10-45-9 are met. Assets held for sale are measured at the lower of carrying amount or fair value, less cost to sell and are no longer depreciated. Any initial or subsequent write-down to fair value less cost to sell is recognized as a loss on remeasurement of assets held for sale in the condensed consolidated statements of operations; a subsequent gain is recognized for any subsequent increase in fair value less cost to sell, but only to the extent of cumulative losses previously recognized. Any gain or loss not previously recognized that results from the sale is recognized at the date of sale. Assets held for sale are included within “Customer funding receivable and other current assets” on the condensed consolidated balance sheets.
Recently Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the accounting for certain settlements of convertible debt instruments as induced conversions versus extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 as of January 1, 2026, and applies the guidance prospectively. The adoption of ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 for all public business entities. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively; retrospective application is also permitted. The Company expects to adopt the ASU prospectively. Adoption will not affect the recognition or measurement of the Company's expenses or the expense captions presented on the face of the Company's condensed consolidated statements of operations, but will result in additional disaggregated expense information in the notes to the Company's consolidated financial statements.
3. ASSET ACQUISITION
Hunt County Acquisition
On May 5, 2026, the Company completed an acquisition of land in Hunt County, Texas for an aggregate purchase price of approximately $233 million, and entered into a related electric service agreement, which is expected to support approximately 430 MW of gross utility power capacity. The Company intends to develop this land as a future data center site.
The acquisition was accounted for as an asset acquisition in accordance with ASC 805-50. The total consideration was allocated on a relative fair value basis, with $4.7 million allocated to land and $227.8 million allocated to development rights. The development rights are a finite-lived intangible asset with a weighted-average amortization period of approximately 30 years and no significant residual value. Amortization will begin when the related data center is placed in service, and no amortization expense was recognized during the periods presented.
As of June 30, 2026, the substantial majority of the “Intangibles, net” balance represents development rights recognized in connection with the Hunt County acquisition described above, with the remainder representing an immaterial amount of other intangible assets. As of December 31, 2025, “Intangibles, net” consisted entirely of the same other intangible assets.
4. PROPERTY, PLANT, AND EQUIPMENT
The following table presents the composition of property, plant and equipment, net at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025	Estimated Useful Lives
Land and improvements(1)	$90,770	$21,769	20 years
Building and improvements	509,709	275,186	10 to 39 years
Mining equipment	308,479	393,623	3 years
Electrical and mechanical equipment	127,885	80,384	15 years
Other property, plant and equipment	7,385	18,164	5 to 7 years
Total	1,044,228	789,126
Less: accumulated depreciation and amortization	371,262	406,893
Total	672,966	382,233
Add: Construction in progress	1,101,176	911,066
Property, plant and equipment, net	$1,774,142	$1,293,299

(1)Estimated useful life of improvements. Land is not depreciated.
Depreciation expense for the three and six months ended June 30, 2026 was $15.3 million and $31.6 million, respectively, compared to $18.6 million and $38.1 million for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2026, $465.3 million of construction in progress was placed into service, primarily reflecting the commissioning of colocation infrastructure at the Company’s data center facilities.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the composition of property, plant and equipment, net that is subject to operating leases with customers and is included in the total property, plant and equipment, net presented above, at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$79,590	$5,546
Building and improvements	471,976	146,082
Electrical and mechanical equipment	78,752	19,146
Other property, plant and equipment	250	226
Total	630,568	171,000
Less: accumulated depreciation and amortization	16,473	9,856
Property, plant and equipment, net leased to customers	$614,095	$161,144
Depreciation expense for assets leased to customers was $4.9 million and $7.5 million for the three and six months ended June 30, 2026, respectively, and immaterial for the three and six months ended June 30, 2025, and is included in the total depreciation expense above.
During the six months ended June 30, 2026, the Company recognized impairment charges of $266.5 million on its mining-related property, plant and equipment, consisting of $151.6 million related to mining equipment and $114.9 million related to mining infrastructure, all of which were recognized during the three months ended March 31, 2026. No impairment charges were recognized during the three months ended June 30, 2026, or during the three and six months ended June 30, 2025.
The Company identified indicators of impairment of its mining equipment and mining infrastructure asset groups during the three months ended March 31, 2026, including declines in bitcoin prices, declines in bitcoin hashprice, and significant decreases in secondary market values for digital asset mining equipment. In accordance with ASC Topic 360-10, the Company performed a recoverability assessment of its mining-related asset groups. The undiscounted future cash flows for each asset group was less than its carrying amount, indicating the assets were not recoverable.
The Company measured the fair value of its mining equipment using a market approach based on observable secondary market pricing data for similar assets, classified as Level 2 within the fair value hierarchy. The Company measured the fair value of its mining infrastructure assets using an income approach based on a discounted cash flow analysis reflecting the estimated future cash flows a market participant would expect from operating the assets as mining hosting facilities, classified as Level 3 within the fair value hierarchy. Refer to Note 9 — Fair Value Measurements for the significant unobservable inputs used in the Level 3 measurement.
Assets Held for Sale
During the three months ended June 30, 2026, the Company committed to a plan to sell certain undeployed mining equipment and certain electrical equipment that the Company no longer intends to use in its operations. The assets met the criteria for held-for-sale classification under ASC 360-10-45-9, and the Company expects the sales to be completed within one year. Upon classification, depreciation ceased and the assets were remeasured to fair value less cost to sell; see Note 9 — Fair Value Measurements. The remeasurement resulted in a loss of $19.5 million, recognized within “Loss on remeasurement of assets held for sale” on the condensed consolidated statement of operations for the three and six months ended June 30, 2026. The remaining carrying value of $13.8 million is included within “Customer funding receivable and other current assets” on the condensed consolidated balance sheets as of June 30, 2026.
5. BALANCE SHEET COMPONENTS
Customer funding receivable and other current assets consisted of the following at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Customer funding receivable	$383,758	$337,158
Other	74,731	25,001
Total customer funding receivable and other current assets	$458,489	$362,159
Customer funding receivable represents amounts due from the Company’s customer for construction-related payables and accrued expenses incurred on their behalf. The Company collects these amounts from the customer prior to payment to vendors. Obligations related to customer items are paid soon after reimbursement. As of June 30, 2026, $302.2 million of the related obligations were included in accrued expenses and $81.6 million were included in accounts payable, compared to $290.6 million in accrued expenses and $46.6 million in accounts payable as of December 31, 2025.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The customer funding receivable is presented net of an allowance for credit losses. The Company evaluates the collectibility of the customer funding receivable under the current expected credit loss model in accordance with ASC 326 and has determined that no allowance for credit losses was required as of June 30, 2026 or December 31, 2025.
Accrued expenses consisted of the following at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Accrued customer funded construction	$302,183	$290,603
Accrued capital expenditures	105,658	197,888
Other	101,348	23,466
Total accrued expenses	$509,189	$511,957
6. LEASES
Lessee Accounting
The Company leases data center facilities, land, office space, and computer and networking equipment. The following table presents the components of operating and finance leases at the dates indicated (in thousands):

	Financial statement line item	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$114,199	$108,484
Finance lease right-of-use assets	Other noncurrent assets	$1,652	$1,843
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$13,456	$12,343
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$95,043	$89,011
Finance lease liabilities, net of current portion	Other noncurrent liabilities	$876	$844
The following table presents the components of lease expense for the periods indicated (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement line item	2026	2025	2026	2025
Operating lease expense	Cost of colocation services	$3,863	$3,402	$7,649	$6,809
Operating lease expense	Cost of digital asset self-mining	113	76	215	160
Operating lease expense	Cost of digital asset hosted mining services	15	8	27	14
Operating lease expense	Selling, general and administrative	205	1,218	368	2,425
Short-term lease expense	Cost of digital asset self-mining	100	339	242	625
Variable lease expense	Cost of colocation services	447	304	832	573
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	95	170	191	396
Interest on lease liabilities	Interest expense (income), net	16	30	32	79
Total finance lease expense		111	200	223	475
Total lease expense		$4,854	$5,547	$9,556	$11,081

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information relating to the lease term and discount rate at the dates indicated:

	June 30, 2026	June 30, 2025
Weighted Average Remaining Lease Term (Years)
Operating leases	7.1	8.1
Finance leases	4.4	0.2
Weighted Average Discount Rate
Operating leases	8.3%	8.5%
Finance leases	7.4%	12.7%
The following table presents additional information relating to operating and finance leases for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Lease Payments
Operating cash flows from operating leases	$10,185	$7,547
Operating cash flows from finance leases	$5	$71
Financing cash flows from finance leases	$1,095	$1,125
Supplemental Non-cash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,440	$109
The following table presents the Company’s future minimum payments under noncancelable operating and finance leases having terms in excess of one year as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Remaining 2026	$10,354	$—
2027	22,957	—
2028	23,568	257
2029	23,309	440
2030	23,470	404
Thereafter	40,809	—
Total lease payments	144,467	1,101
Less: imputed interest	35,968	225
Total	$108,499	$876
Lessor Accounting
The Company generates revenue by leasing property to a customer under licensing agreements. The manner in which the Company recognizes these transactions in its financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — Colocation Segment of the Form 10-K for the fiscal year ended December 31, 2025. Lease revenue is included within Colocation revenue in the condensed consolidated statements of operations. The carrying value of property, plant and equipment subject to operating leases with customers is presented in Note 4 — Property, Plant, and Equipment.
The following table presents the components of lease revenue for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease revenue	$98,812	$7,010	$158,008	$13,005
Variable lease revenue	37,857	3,550	56,200	6,128
Total lease revenue	$136,669	$10,560	$214,208	$19,133

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table represents future operating lease payments expected to be received as of June 30, 2026 (in thousands):

Operating Leases(1)
Remaining 2026	$132,281
2027	271,468
2028	368,963
2029	527,771
2030	546,112
Thereafter	4,241,072
Total	$6,087,667

(1)Operating lease payments expected to be received exclude $3.1 billion in total future noncancellable operating lease payments expected to be received for operating leases that have not yet commenced as of June 30, 2026, which have initial lease terms of 12 years from commencement.
7. DEBT
The following table summarizes the terms and carrying amounts of the Company’s outstanding debt at the dates indicated (dollars in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	June 30, 2026	December 31, 2025
Senior Secured Notes	7.75%	8.3%	2031	$3,300,000	$—
2029 Convertible Notes	3.00%	3.7%	2029	460,000	460,000
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
Notes payable				4,385,000	1,085,000
Less: Unamortized discounts				87,033	24,675
Long-term debt				$4,297,967	$1,060,325
The following table presents the components of interest expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Coupon interest	$48,690	$3,450	$55,485	$6,900
Amortization of debt discount and issuance costs	3,682	1,304	5,358	2,601
Interest incurred	52,372	4,754	60,843	9,501
Less: Capitalized interest	11,725	—	12,050	—
Interest expense	$40,647	$4,754	$48,793	$9,501
The following table presents the contractual maturities of the Company’s debt, gross of unamortized discounts, as of June 30, 2026 (in thousands):

	Convertible Notes	Senior Secured Notes(1)
Remaining 2026	$—	$—
2027	—	—
2028	—	—
2029	460,000	189,750
2030	—	379,500
Thereafter	625,000	2,730,750
Total	$1,085,000	$3,300,000

(1)Because the First Installment Payment Date (as defined below) is contingent on rent commencement and the abatement of revenue credits under the related datacenter leases, the maturities presented above reflect scheduled amortization assuming a First Installment Payment Date of November 15, 2029.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In March 2026, the Company entered into a loan facility credit agreement providing for a $1.0 billion senior secured loan facility bearing interest at Term SOFR plus 2.50% per annum, maturing 364 days from closing (the “Term Loan Facility”). In May 2026, a portion of the net proceeds from the Senior Secured Notes offering described below was used to repay in full all outstanding borrowings under the Term Loan Facility, including accrued interest and fees, and to terminate the facility, resulting in a loss on debt extinguishment of $5.4 million. The remaining net proceeds were used to fund a debt service reserve account, of which $344.8 million remained on deposit as of June 30, 2026, and are included in Restricted cash on the condensed consolidated balance sheets. In connection with the Senior Secured Notes offering, the Company recorded $42.0 million of debt issuance costs and a $24.8 million original issue discount as reductions of the carrying amount of the Senior Secured Notes, amortized to interest expense over the term of the notes using the effective interest method.
Senior Secured Notes
On May 6, 2026, Core Scientific Finance, an indirect wholly-owned subsidiary of the Company, completed a private offering of $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes due 2031 at an issue price of 99.25% of the principal amount. Interest accrues at a rate of 7.75% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2026. Amortization of principal will commence on the First Installment Payment Date, defined in the indenture as the first semi-annual payment date to occur at least 15 days after the later of (i) rent commencement under the related datacenter leases and (ii) the abatement of all revenue credits provided by the Company or its affiliates to the tenant under the related datacenter leases. Beginning on the First Installment Payment Date, Core Scientific Finance will make semi-annual installment payments on May 15 and November 15 of each year at an initial annual rate of 11.50% per annum of the original principal amount of the Senior Secured Notes outstanding on the issue date until the notes are repaid, repurchased, redeemed or otherwise discharged in full.
The Senior Secured Notes and related guarantees are secured by first-priority liens on (i) substantially all of the assets of Core Scientific Finance and Core Scientific Austin LLC, Core Scientific Denton LLC, Core Scientific Dalton LLC, Core Scientific Marble LLC and Core Scientific Muskogee LLC (collectively, the "Subsidiary Guarantors"), (ii) the equity interests of Core Scientific Finance held by its direct parent, and (iii) certain assets and rights identified as subject to the Ringfencing (as defined in the completion guarantee description below) which are not yet transferred (or in which rights to use have not been granted) to Core Scientific Finance or the Subsidiary Guarantors. The Indenture contains customary covenants that restrict the ability of Core Scientific Finance and the Subsidiary Guarantors to, among other things, (i) incur additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make certain investments, (iv) create or incur liens, (v) consummate certain assets sales, (vi) enter into sale and lease back transactions, (vii) hold assets or conduct operations unrelated to the operation of the Facilities (as defined in the indenture) and certain additional projects, (viii) terminate or amend certain agreements, (ix) engage in certain transactions with affiliates, and (x) merge, consolidate or transfer or sell all or substantially all of their respective assets. Neither the Company nor its other subsidiaries are subject to these covenants. In addition, the Company provided an uncapped completion guarantee for the benefit of the holders with respect to the completion of specified data center development projects.
Core Scientific Finance may redeem the Senior Secured Notes prior to maturity, in whole or in part, at the redemption prices specified in the Indenture, which include a "make-whole" premium for redemptions prior to May 15, 2028. Upon a change of control, Core Scientific Finance is required to offer to repurchase the Senior Secured Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, but excluding the purchase date.
Convertible Notes
On August 19, 2024, the Company issued $460.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes mature on September 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company's common stock price exceeds 130% of the conversion price (approximately $14.30 per share, based on the initial conversion price of approximately $11.00 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2029 Convertible Notes was first satisfied during the fourth quarter of 2025. As a result, the 2029 Convertible Notes were convertible at the option of the holders during the six months ended June 30, 2026. No holders elected to convert during the period. This condition was satisfied during each of the first and second quarters of 2026, and accordingly, the 2029 Convertible Notes remain convertible during the third quarter of 2026.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On December 5, 2024, the Company issued $625.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "2031 Convertible Notes"). The 2031 Convertible Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price (approximately $29.24 per share, based on the initial conversion price of approximately $22.49 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2031 Convertible Notes was not satisfied during any measurement period through June 30, 2026.
8. WARRANT LIABILITIES
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
During the three and six months ended June 30, 2026, 0.3 million Tranche 1 Warrants were exercised, which resulted in cash receipts of $1.2 million. As of June 30, 2026, there were 96.4 million unexercised Tranche 1 Warrants.
During the three and six months ended June 30, 2026, 1.2 million and 1.6 million Tranche 2 Warrants were exercised, respectively, which resulted in immaterial cash receipts. As of June 30, 2026, there were 6.6 million unexercised Tranche 2 Warrants.
9. FAIR VALUE MEASUREMENTS
The Company measures certain assets and liabilities at fair value on a recurring or nonrecurring basis. For a description of the Company’s fair value measurement policies, including the fair value hierarchy and valuation methodologies, see Note 10 - Fair Value Measurements, of the Form 10-K for the fiscal year ended December 31, 2025.
Recurring Fair Value Measurements
The following table presents the fair value hierarchy levels and carrying amounts of assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents
Money market funds	1	$1,759,822	$267,721
Digital assets	1	49,675	222,000
Total assets measured at fair value on a recurring basis		$1,809,497	$489,721
Liabilities:
Contingent value rights(1)	1	$1,295	$3,366
Warrant liabilities, current portion	1	1,811,587	—
Warrant liabilities, net of current portion	1	163,683	936,107
Total liabilities measured at fair value on a recurring basis		$1,976,565	$939,473

(1)The fair value of contingent value rights is included within “Other current liabilities” and “Other noncurrent liabilities” on the Company’s condensed consolidated balance sheets, based on the expected timing of settlement.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in fair value of the Company’s CVRs and Warrant liabilities included in “Change in fair value of warrants and contingent value rights” in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease (increase) in:
Fair value of CVRs	$(1,036)	$(13,723)	$(2,072)	$(906)
Fair value of Warrants	1,046,551	923,681	1,078,386	289,400
Change in fair value of warrants and contingent value rights	$1,045,515	$909,958	$1,076,314	$288,494
Nonrecurring Fair Value Measurements
The Company measures certain non-financial assets at fair value on a nonrecurring basis when events or circumstances indicate that the carrying amount may not be recoverable, or upon classification as held for sale. During the six months ended June 30, 2026, the Company recognized nonrecurring fair value measurements in connection with (i) impairment charges on its mining-related property, plant and equipment, measured as of March 31, 2026, and (ii) the remeasurement of certain mining and electrical equipment upon classification as held for sale, measured as of June 30, 2026, each as further discussed below.
During the three months ended March 31, 2026, the Company recognized nonrecurring fair value measurements in connection with impairment charges on its mining-related property, plant and equipment. The Company reassessed these assets as of June 30, 2026, and determined that no additional impairment or remeasurement was necessary as the fair value exceeded the depreciated carrying value. See Note 4 — Property, Plant, and Equipment for further detail on each of these measurements.
During the three months ended June 30, 2026, certain mining equipment previously impaired was reclassified to held for sale and remeasured to fair value less cost to sell, and certain electrical equipment was classified as held for sale and measured at fair value. The following table presents the fair value of assets measured on a nonrecurring basis as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Fair value
Mining and electrical equipment held for sale	$—	$13,790	$—	$13,790
The fair value of mining equipment held for sale was determined using a market approach based on observable pricing from published secondary market indices for digital asset mining hardware. The fair value of electrical equipment held for sale was determined using a market approach based on observed sales prices for comparable equipment. Each of these measurements is classified as Level 2 within the fair value hierarchy.
The Company’s financial instruments not subject to recurring fair value measurements include cash and cash equivalents (other than money market funds), restricted cash, accounts receivable, accounts payable, leases, debt and certain accrued expenses and other liabilities. Except for the Senior Secured Notes, the 2029 Convertible Notes, and 2031 Convertible Notes, the carrying amounts of these financial instruments materially approximate their fair values.
Financial Instruments Not Carried at Fair Value
The Senior Secured Notes, the 2029 Convertible Notes and 2031 Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The following table presents the carrying amounts, estimated fair values, and the level within the fair value hierarchy of these instruments at the dates indicated (dollars in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	2	$3,300,000	$3,349,137	$—	$—
2029 Convertible Notes	1	$460,000	$1,108,299	$460,000	$718,609
2031 Convertible Notes	1	$625,000	$868,409	$625,000	$657,735

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
10. COMMITMENTS AND CONTINGENCIES
Commitments
As of June 30, 2026, the Company had approximately $1.0 billion of expected future cash expenditures under its outstanding purchase and construction commitments, primarily related to infrastructure development costs, power utility deposits, equipment procurement, and labor. These commitments relate to the remaining build out at existing customer conversion sites, and new greenfield development undertaken for prospective customers. Of this amount, $264 million will be passed through to the Company’s customer as invoiced. Substantially all of these expenditures are expected to occur within the next 12 months.
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
Polaris DS LLC Merger Agreement
On May 5, 2026, the Company entered into an Agreement and Plan of Merger to acquire Polaris DS LLC, which owns an approximately 40-acre site adjacent to the Company's existing Muskogee, Oklahoma data center operations, which contains an electrical substation, and electric service agreements providing for up to 440 MW of gross utility power capacity. The aggregate purchase price is approximately $421 million in cash, subject to customary adjustments, and will be increased by an additional $40 million in cash in the event that an additional 40 MW of firm electric capacity becomes available to Polaris DS LLC prior to December 31, 2026. As of June 30, 2026, the Company had deposited $120 million in cash into an escrow account, recorded in "Restricted cash, current portion" on the condensed consolidated balance sheets, which will be applied to the purchase price at closing. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2026.
Block, Inc. Contract Termination
During the three months ended June 30, 2026, the Company entered into a termination and settlement agreement with Block, Inc. and Proto Global LLC that terminated the Company's existing contract and all future delivery obligations of mining equipment thereunder. As a result, the Company recognized a loss of $41.9 million within "Loss on contract termination" in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
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
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against Core Scientific, Inc., its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities Act and Exchange Act by allegedly failing to disclose to investors that among other things the Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. The Company filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core. A lead plaintiff was appointed in April 2023 and proofs of claim were filed in the Company’s Chapter 11 Cases. After the Company filed its motion to dismiss and a subsequent motion for consideration with respect to remaining claims not dismissed, all remaining claims in the complaint against the individual defendants were subsequently dismissed without prejudice in April 2024.
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
Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a class action complaint against certain officers and directors of Power & Digital Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS Sponsor LLC et al, in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants have notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws. The matter was settled during the three months ended December 31, 2025, with the Company’s satisfying its existing indemnification obligation through a payment of $0.5 million made during the three months ended March 31, 2026. This payment is reflected in “Other non-operating expenses, net” in the Company’s condensed consolidated statements of operations.
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
The following table presents income tax expense and effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$1,907	$158	$2,507	$363
Effective income tax rate	(0.2)%	—%	(0.2)%	(0.1)%

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2026 and 2025, income tax expense consisted of discrete state taxes. The Company’s estimated annual effective income tax rate without consideration of discrete items was (0.2)% and 0.0% for 2026 and 2025, respectively, compared to the U.S. federal statutory rate of 21.0%. The difference from the statutory rate for the three and six months ended June 30, 2026 was primarily driven by projected changes in the valuation allowance. The difference from the statutory rate for the three and six months ended June 30, 2025 was primarily driven by nondeductible losses on warrant and contingent value right liabilities. The Company has a full valuation allowance on its net deferred tax assets as evidence indicates it is not more likely than not that such asset will be realized.
12. STOCK-BASED COMPENSATION
Incentive Plan
The Company maintains an equity-based incentive plan (the "Incentive Plan") under which it grants RSUs, MSUs, and PSUs to employees and executive officers.
Performance Share Units
PSUs are granted to certain executive officers under the Incentive Plan and are subject to satisfaction of a service condition and the achievement of market or performance conditions during a defined measurement period. In April 2025, the Company granted PSUs that are eligible to vest in three equal annual installments through March 2028, subject to continued service and the achievement of market and performance conditions, with the number of shares earned ranging from 0% to 300% of target based on the achievement of the applicable conditions during each measurement period.
In May 2026, the Company granted additional PSUs eligible to cliff vest on March 15, 2029, subject to continued service and the achievement of market and performance conditions, including RTSR, energized megawatt growth, and new customer acquisition, over the 2026 through 2028 calendar years. The number of shares earned ranges from 0% to 200% of target, and up to 250% of target for the Chief Executive Officer. The grant date fair value of the tranche subject to the RTSR market condition was estimated using a Monte Carlo simulation model, using the following assumptions:

May 2026 Grant
Expected term of awards in years	2.6
Expected volatility	85%
Risk-free interest rate	4.01%
Expected dividend yield	0%
Restricted Stock Units
RSUs are granted to employees and executive officers under the Incentive Plan and generally vest over a three-year service period, based on continued service.
Market Condition Restricted Stock Units
MSUs vest based on the achievement of share price goals over a defined measurement period. For the vesting schedule and additional terms of outstanding MSU awards, see Note 13 - Stockholders’ Deficit in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation
The following table summarizes RSU, MSU, and PSU activity for the six months ended June 30, 2026 (shares in thousands):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2025	13,270	$8.58	844	$6.14	5,519	$11.57
Granted	2,077	19.96	8	3.99	1,717	29.31
Performance adjustment(1)	—	—	—	—	(1,471)	11.57
Vested	(3,454)	9.62	—	—	(1,840)	15.71
Forfeited	(262)	8.56	—	—	—	—
Unvested - June 30, 2026	11,631	$10.24	852	$6.14	3,925	$20.24

(1)Represents the adjustment to PSUs to reflect the number earned based on achievement of the applicable market and performance conditions (0% to 300% of target).
The following table presents unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized as of June 30, 2026 (dollars in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period
RSUs	$99,093	2.0 years
PSUs	62,631	2.5 years
MSUs	994	0.5 years
Total	$162,718
The following table presents the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,283	$941	$2,136	$2,323
Colocation organizational and site startup costs	4,302	4,638	8,526	7,590
Selling, general and administrative	12,655	18,592	25,339	30,442
Stock-based compensation expense, net of amounts capitalized(1)	18,240	24,171	36,001	40,355
Capitalized stock-based compensation(2)	519	176	1,145	396
Total stock-based compensation cost	$18,759	$24,347	$37,146	$40,751

(1)The six months ended June 30, 2025 includes $3.0 million of stock-based compensation expense as a result of accelerated vesting of outstanding RSUs for former board members.
(2)Represents the amounts of stock-based compensation capitalized to property, plant, and equipment.
13. NET LOSS PER SHARE
Basic EPS is measured as the net loss available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution from unvested RSUs, PSUs, and MSUs, conversion of convertible securities using the if-converted method, and exercise of options and warrants using the treasury stock method. When potentially dilutive securities have an antidilutive effect they are excluded from the diluted EPS calculation.
Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At June 30, 2026, approximately 6.6 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in weighted average shares outstanding for the three and six months then ended. The basic EPS numerator is adjusted to eliminate changes in fair value of Tranche 2 Warrants recognized in net loss.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The 2029 and 2031 Convertible Notes were excluded from the computation of diluted EPS for all periods presented as their inclusion would be antidilutive given the Company’s net loss position in all periods.
The following table presents the reconciliation of the numerators and denominators used to compute basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,155,310)	$(936,799)	$(1,502,498)	$(360,548)
Add: Change in fair value of Tranche 2 Warrants	74,234	923,525	78,995	289,104
Basic and diluted net loss	$(1,081,076)	$(13,274)	$(1,423,503)	$(71,444)
Denominator:
Weighted average shares outstanding - basic and diluted	325,329	317,985	324,128	316,593
Net loss per share - basic and diluted	$(3.32)	$(0.04)	$(4.39)	$(0.23)
The following table presents potentially dilutive securities excluded from the calculation of diluted EPS because their inclusion would be anti-dilutive (in thousands):

	June 30, 2026	June 30, 2025
Convertible Notes	69,611	69,611
RSUs, PSUs, and MSUs	16,408	25,204
Stock options	334	344
Tranche 1 Warrants	96,361	97,542
Total shares issuable from potentially dilutive securities	182,714	192,701
14. SEGMENT REPORTING
The Company has three operating segments: Colocation, Digital Asset Self-Mining, and Digital Asset Hosted Mining.
The Colocation segment provides HDC services to customers employing AI and HPC workloads and generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis. The Digital Asset Self-Mining segment performs digital asset mining for the Company’s own account and generates revenue from operating owned digital infrastructure and computer equipment as part of mining pools in exchange for digital assets. The Digital Asset Hosted Mining segment provides hosting services to third-parties for digital asset mining through consumption-based contracts.
The Company’s Chief Executive Officer is the CODM. The CODM uses gross profit to evaluate segment performance and allocate resources. Gross profit is used to evaluate actual results against expectations based on comparable prior results, current budget, and current forecast, and to inform decisions about how profits and cash flows will be reinvested or otherwise deployed. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments; these items are presented in the reconciliation of segment gross profit to consolidated loss before income taxes below.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Colocation Segment
Colocation revenue:
License fees	$98,812	$7,010	$158,008	$13,005
Power fees passed through to customer	35,073	3,464	56,132	6,050
Maintenance and other	2,784	86	68	78
Total colocation revenue	136,669	10,560	214,208	19,133
Cost of colocation services:
Power fees passed through to customer	35,073	3,464	56,132	6,050
Depreciation expense	4,621	104	6,696	171
Employee compensation	4,801	1,148	7,787	2,442
Facility operations expense	10,381	4,336	17,136	8,187
Other segment items(1)	1,810	378	2,553	686
Total cost of colocation services	56,686	9,430	90,304	17,536
Colocation gross profit	$79,983	$1,130	$123,904	$1,597
Colocation gross margin	59%	11%	58%	8%

Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$21,535	$62,424	$51,640	$129,603
Cost of digital asset self-mining:
Power fees	17,861	30,720	45,131	61,039
Depreciation expense	9,897	18,058	23,806	37,317
Employee compensation	4,052	8,272	7,579	15,607
Facility operations expense	1,286	2,089	3,258	5,369
Other segment items(1)	604	450	1,115	1,427
Total cost of digital asset self-mining	33,700	59,589	80,889	120,759
Digital Asset Self-Mining gross profit (loss)	$(12,165)	$2,835	$(29,249)	$8,844
Digital Asset Self-Mining gross margin	(56)%	5%	(57)%	7%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$5,997	$5,644	$13,597	$9,417
Cost of digital asset hosted mining services:
Power fees	2,356	3,208	5,659	4,574
Depreciation expense	626	334	931	479
Employee compensation	542	779	969	1,110
Facility operations expense	167	220	401	368
Other segment items(1)	80	43	142	89
Total cost of digital asset hosted mining services	3,771	4,584	8,102	6,620
Digital Asset Hosted Mining gross profit	$2,226	$1,060	$5,495	$2,797
Digital Asset Hosted Mining gross margin	37%	19%	40%	30%

Consolidated
Consolidated total revenue	$164,201	$78,628	$279,445	$158,153
Consolidated cost of revenue	$94,157	$73,603	$179,295	$144,915
Consolidated gross profit	$70,044	$5,025	$100,150	$13,238
Consolidated gross margin	43%	6%	36%	8%

(1)Other segment items consist primarily of software and IT costs, travel, professional and contract services, and telecommunications costs.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a reconciliation of total reportable segment gross profit to consolidated loss before income taxes included in the Company’s condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable segment gross profit	$70,044	$5,025	$100,150	$13,238
Loss (gain) on fair value of digital assets	9,368	(29,797)	15,926	(19,109)
Loss on disposal of property, plant and equipment	1,273	4,166	14,911	4,172
Loss on remeasurement of assets held for sale	19,495	—	19,495	—
Impairment of property, plant and equipment	—	—	266,488	—
Loss on contract termination	41,948	—	41,948	—
Colocation organizational and site startup costs	27,039	11,655	35,704	23,322
Selling, general and administrative	49,389	45,285	94,568	78,175
Operating loss	(78,468)	(26,284)	(388,890)	(73,322)
Non-operating expenses (income), net:
Loss on debt extinguishment	5,435	1,377	5,435	1,377
Interest expense (income), net	23,833	(1,185)	28,690	(3,372)
Change in fair value of warrants and contingent value rights	1,045,515	909,958	1,076,314	288,494
Other non-operating expense, net	152	207	662	364
Total non-operating expense, net	1,074,935	910,357	1,111,101	286,863
Loss before income taxes	$(1,153,403)	$(936,641)	$(1,499,991)	$(360,185)
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of June 30, 2026 and December 31, 2025, all of the Company’s fixed assets were located in the United States. For the three and six months ended June 30, 2026 and 2025, all of the Company’s revenue was generated in the United States. For the three months ended June 30, 2026 and 2025, 13% and 80%, respectively, of the Company’s total revenue was generated from one customer in the Digital Asset Self-Mining segment. For the six months ended June 30, 2026 and 2025, 18% and 82%, respectively, of the Company’s total revenue was generated from one customer in the Digital Asset Self-Mining segment. For the three months ended June 30, 2026 and 2025, 83% and 13%, respectively, of the Company’s total revenue was generated from one customer in the Colocation segment. For the six months ended June 30, 2026 and 2025, 77% and 12%, respectively, of the Company’s total revenue was generated from one customer in the Colocation segment. As of June 30, 2026 and December 31, 2025, substantially all of the Company’s digital assets were held by one third-party digital asset service.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
15. SUBSEQUENT EVENTS
On July 27, 2026, the Company entered into Lease Agreements (collectively, the “AMD Leases”) with Advanced Micro Devices, Inc. (“AMD”) for an aggregate of 377 MW of critical IT capacity at the Company’s Pecos, TX; Muskogee, OK; and Hunt County, TX sites; and Lease Agreements (the “Neocloud Leases,” and collectively with the AMD Leases, the “Leases”) with a Neocloud (“Neocloud”), for 152 MW of critical IT capacity at the Company’s Auburn, AL and Dalton Phase 3, GA sites. Each of the Leases is for a fifteen year term with three five-year options. The AMD Leases provide AMD a reservation of capacity right to lease from the Company at certain times and under certain circumstances an additional 1,925 MWs of critical IT capacity through December 28, 2028.
In connection with the Neocloud Leases, each of the Company, Neocloud and AMD has entered into a Credit Support Agreement with respect to each Neocloud Lease: (i) establishing protections for AMD equipment held within the applicable Neocloud Lease premises, (ii) providing AMD the right, but not the obligation, to cure certain defaults of Neocloud under the applicable Neocloud Lease, and (iii) establishing AMD’s rights and obligations in the event of certain material defaults by a Neocloud with respect to the applicable Neocloud Lease. Each Credit Support Agreement will terminate automatically upon earliest to occur of the expiration of the applicable Neocloud Lease, specified circumstances relating to the insolvency or default of Neocloud, and 15 years from the effective date of the applicable Neocloud Lease. In addition, AMD may terminate the applicable Credit Support Agreement upon the Company’s breach of a material representation, subject to a specified cure period.
In addition, the Company issued to AMD a warrant (the “Warrant”) to purchase up to 30 million shares (the “Warrant Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) at an exercise price of $23.47 per share, which represents the volume-weighted average price of the Company’s Common Stock on the Nasdaq Global Select Market for the five trading days prior to execution of the Leases. The Warrant is exercisable immediately, subject to satisfaction of the vesting conditions therein, and will terminate on July 27, 2031. The Warrant Shares will vest at a rate of 12,222 shares per megawatt of critical IT load under the signed agreements. As a result of the Leases executed on July 27, 2026, an aggregate of approximately 6.5 million Warrant Shares vested and became exercisable.
The warrant and underlying shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2). The Company is evaluating the accounting treatment, including measurement and classification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 2, 2026. This section generally discusses the results of operations for the three and six months ended June 30, 2026, compared to June 30, 2025.
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
Overview
Core Scientific, Inc. is a leader in designing, building and operating large-scale purpose-built data centers for HDC services. We develop and operate facilities serving AI and HPC related workloads and are a provider of digital infrastructure to our third-party customers. The majority of our revenue is derived from HDC service.
Our strategic objective is to maximize the value of our large-scale data center infrastructure portfolio by converting power capacity across our facilities into long-term contracted HDC revenue streams. We believe this strategy enhances the predictability of future cash flows, reduces the relative contribution of bitcoin market volatility to our operating results, and increases the long-term value of our infrastructure platform relative to its historical use in digital asset mining operations.
In 2024, we announced our first HDC contract with CoreWeave, a provider of HPC services, which was subsequently expanded to approximately 590 MW of leased customer power capacity across five sites. As of June 30, 2026, approximately 395 MW has commenced billing. During the six months ended June 30, 2026, certain CoreWeave license agreements were assigned to a special purpose vehicle financing structure while CoreWeave remained a primary obligor under the agreements. See “Strategic Transition to High-Density Colocation Services” below for a more detailed discussion of this arrangement and the associated risks. While our current colocation revenue remains concentrated with a single customer, we believe our available unleased power capacity provides a meaningful opportunity to diversify our customer base over time.
As of June 30, 2026, we controlled approximately 2.1 GW of gross utility power capacity, or approximately 1.3 GW of total leasable customer power capacity across 11 data centers in seven U.S. states including Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4). We continue to develop, convert and expand most of our facilities to support AI and HPC workloads while pursuing additional land and power opportunities to expand our data center footprint.
We expect colocation revenue to increase as additional contracted capacity is commissioned and delivered to our existing customer and as we add new customer relationships over time. We continue to operate a self-mining fleet at two facilities and provide hosted mining services to one remaining customer. Our hosted mining operations are expected to conclude by December 31, 2026, while we continue to wind down our self-mining operations.
2026 Highlights:
•On July 28, 2026, we announced a strategic commercial relationship with AMD with the potential to support up to 2.5 GW of leasable capacity, anchored by a 15-year agreement for approximately 530 MW across five sites.
•On May 6, 2026, our indirect wholly-owned subsidiary, Core Scientific Finance completed a $3.3 billion offering of 7.75% Senior Secured Notes due 2031 (the "Senior Secured Notes”). The net proceeds were used to fund a debt service reserve account and to repay in full and terminate our Term Loan Facility. The Senior Secured Notes and related guarantees are secured by first-priority liens, among other things, on substantially all assets of Core Scientific Finance and its subsidiary guarantors, which own or operate our specified data center development projects. For additional details, see Note 7 — Debt to our condensed consolidated financial statements.

•Billable customer power capacity of 395 MW as of June 30, 2026, against 590 MW of leased customer power capacity, with the remaining 195 MW in various stages of construction and commissioning.
•On May 5, 2026, we closed on the acquisition of land and related electrical power in Hunt County, Texas for approximately $233 million in cash, which is expected to support approximately 430 MW of gross power capacity, with an approved ERCOT interconnection ramp schedule. For additional details, see Note 3 — Asset Acquisition to our condensed consolidated financial statements.
•In May 2026, we announced our entry into an agreement and plan of merger to acquire Polaris DS LLC, for approximately $421 million in cash, subject to certain adjustments. The acquisition will add approximately 40 additional acres adjacent to our existing data center operating in Muskogee, Oklahoma, and will provide up to 440 MW of gross utility power capacity. The transaction is expected to close in the third quarter of 2026. For additional details, see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements.
These operational milestones, together with the strategic financing and portfolio developments outlined above, drove the financial results for the three and six months ended June 30, 2026, which are summarized below.
Financial Results:
•Total revenue for the three and six months ended June 30, 2026 was $164.2 million and $279.4 million, respectively, compared to $78.6 million and $158.2 million for the three and six months ended June 30, 2025.
◦Colocation revenue was $136.7 million and $214.2 million for the three and six months ended June 30, 2026, respectively, compared to $10.6 million and $19.1 million for the three and six months ended June 30, 2025, respectively. The increase in colocation revenue was driven by incremental billable customer power capacity delivered to our customer.
◦Digital asset self-mining revenue was $21.5 million and $51.6 million for the three and six months ended June 30, 2026, respectively, compared to $62.4 million and $129.6 million for the three and six months ended June 30, 2025, respectively. The decrease reflected a reduction in bitcoin mined of 53% and 49% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, as well as a decline in the average bitcoin price of 27% and 23% for the same periods, respectively.
◦The increase in colocation revenue and corresponding decline in self-mining revenue reflects the continued execution of our strategy to reallocate power capacity from digital asset mining to long-term contracted colocation services.
•Net loss for the three and six months ended June 30, 2026 was $1.2 billion and $1.5 billion, respectively, compared to $936.8 million and $360.5 million for the three and six months ended June 30, 2025, respectively. Net loss for the three and six months ended June 30, 2026 was primarily driven by the change in fair value of warrants. Net loss for the six months ended June 30, 2026 was also impacted by a $266.5 million impairment charge on mining-related property, plant and equipment recognized during the first quarter of 2026.
•Adjusted EBITDA was $41.1 million and $50.0 million for the three and six months ended June 30, 2026, respectively, compared to $28.5 million and $26.7 million for the three and six months ended June 30, 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition and reconciliation to net loss.
•Capital expenditures were $954.2 million for the six months ended June 30, 2026, of which $180.9 million was funded by CoreWeave pursuant to its existing colocation service agreement with the Company.
•Cash and cash equivalents and digital assets totaled $1.8 billion as of June 30, 2026.
Recent Developments
On July 27, 2026, the Company entered into Lease Agreements (collectively, the “AMD Leases”) with Advanced Micro Devices, Inc. (“AMD”) for an aggregate of 377 MW of critical IT capacity at the Company’s Pecos, TX; Muskogee, OK; and Hunt County, TX sites; and Lease Agreements (the “Neocloud Leases,” and collectively with the AMD Leases, the “Leases”) with a Neocloud (“Neocloud”), for 152 MW of critical IT capacity at the Company’s Auburn, AL and Dalton Phase 3, GA sites. Each of the Leases is for a fifteen year term with three five-year options. The AMD Leases provide AMD a reservation of capacity right to lease from the Company at certain times and under certain circumstances an additional 1,925 MWs of critical IT capacity through December 28, 2028.

In connection with the Neocloud Leases, each of the Company, Neocloud and AMD has entered into a Credit Support Agreement with respect to each Neocloud Lease: (i) establishing protections for AMD equipment held within the applicable Neocloud Lease premises, (ii) providing AMD the right, but not the obligation, to cure certain defaults of Neocloud under the applicable Neocloud Lease, and (iii) establishing AMD’s rights and obligations in the event of certain material defaults by a Neocloud with respect to the applicable Neocloud Lease. Each Credit Support Agreement will terminate automatically upon earliest to occur of the expiration of the applicable Neocloud Lease, specified circumstances relating to the insolvency or default of Neocloud, and 15 years from the effective date of the applicable Neocloud Lease. In addition, AMD may terminate the applicable Credit Support Agreement upon the Company’s breach of a material representation, subject to a specified cure period.
In addition, the Company issued to AMD a warrant (the “Warrant”) to purchase up to 30 million shares (the “Warrant Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) at an exercise price of $23.47 per share, which represents the volume-weighted average price of the Company’s Common Stock on the Nasdaq Global Select Market for the five trading days prior to execution of the Leases.
The Warrant is exercisable immediately, subject to satisfaction of the vesting conditions therein, and will terminate on July 27, 2031. The Warrant Shares will vest at a rate of 12,222 shares per each one megawatt (“MW”) of critical IT load contemplated by the Leases. As a result of the Leases executed on July 27, 2026, an aggregate of approximately 6.5 million Warrant Shares vested and became exercisable.
The Warrant was issued, and the Warrant Shares are expected to be issued, in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Key Factors Affecting Our Financial Performance
Our results of operations, liquidity and cash flows are affected by a number of factors, including (i) our ability to execute and scale our HDC business, retain our existing colocation customer and attract new colocation customers, (ii) our ability to complete construction of contracted data center capacity on schedule and within budget, (iii) customer concentration and the financial health of our primary colocation customer, (iv) bitcoin market conditions and network fundamentals that continue to affect our Digital Asset Self‑Mining segment during our transition period, (v) power costs and availability across our portfolio, (vi) broader macroeconomic, regulatory and tariff developments, and (vii) our ability to service our debt obligations and fund our capital requirements. The factors below highlight key drivers that have affected, and may continue to affect, our financial performance.
Strategic Transition to High-Density Colocation Services
High-density colocation is now our primary business. For the six months ended June 30, 2026, colocation revenue represented 77% of total revenue, compared to 12% for the six months ended June 30, 2025, reflecting the rapid scaling of billable customer power capacity under our agreement with CoreWeave. We expect colocation to represent an increasingly dominant share of our results as additional capacity is commissioned and delivered, gradually reducing our exposure to bitcoin spot price volatility and the operational risks associated with digital asset mining. During the transition period, our consolidated results reflect both the ramp up of colocation revenue and the planned decline of our mining operations, and we expect this dynamic to continue as additional contracted capacity is placed in service.
The Colocation segment is characterized by the implementation of long-term contracts spanning 10 or more years with payment structures that provide terms and conditions resulting in stable, predictable revenue and cash flows over each contract period. As of June 30, 2026, we had contracted 590 MW of leased customer power capacity and were actively billing for 395 MW. The gap between leased and billable capacity represents our primary near-term revenue growth opportunity. The pace at which we convert leased capacity to billable capacity depends on a number of factors, including equipment lead times and availability, labor constraints, permitting and interconnection sequencing, supply chain and logistical challenges, and the pace of customer deployment under existing contracts. Changes in these inputs can affect when incremental capacity becomes billable and therefore may affect the timing of colocation revenue, cost of services and related cash flows.
In addition to converting our existing facilities we are also developing new data center sites, including our recently acquired Hunt County, Texas campus. Both conversion and new site development carry meaningful execution risks, including construction cost variability, equipment lead times, permitting uncertainty, and technical requirements associated with high-density colocation workloads.
Our colocation revenue is currently derived entirely from a single customer, CoreWeave, a provider of HPC services. For the six months ended June 30, 2026, CoreWeave represented approximately 77% of our total revenue. This concentration means that our financial results, liquidity and cash flows are highly dependent on CoreWeave’s continued performance of its obligations under our license agreements, its financial health, and its ongoing demand for our data center capacity.
During the period, CoreWeave entered into assignment and assumption agreements transferring certain license agreements to CW SPV, a special purpose vehicle that is an indirect subsidiary of CoreWeave. CoreWeave remains a primary obligor under those agreements. While we believe this structure supports the long-term stability of these arrangements, the assignment introduces an additional layer of counterparty structure, and our revenue and cash flows remain dependent on performance by entities within the CoreWeave corporate family. Our practical ability to enforce recourse against CoreWeave would depend on its financial condition at the time of any default.
Any material adverse change in CoreWeave’s business, financial condition or ability to perform under our license agreements could have a disproportionate impact on our revenue, results of operations and liquidity. Our deferred revenue balance as of June 30, 2026 includes significant customer prepayments for capacity not yet delivered. To the extent we are unable to deliver contracted capacity on schedule, or if our customer relationship was disrupted, our revenue recognition, deferred revenue obligations and capital recovery could be materially affected.
A key strategic priority is diversifying our customer base by signing new colocation customers. Our ability to do so depends on a number of factors, including the availability and timing of unleased capacity at our facilities, the competitive environment for high-power data center capacity, pricing dynamics in the colocation market, and our ability to demonstrate reliable execution on our existing contract. Until we successfully diversify our customer base, our financial results will remain highly sensitive to the performance of our relationship with CoreWeave.
Electricity Costs
In our Colocation segment, power costs are passed through to our customer without markup and are recognized as revenue on a gross basis, with a corresponding charge to cost of colocation services. As a result, changes in power prices affect colocation revenue and cost of services in equal measure, with no corresponding impact on colocation gross profit. However, significant changes in power prices can cause large fluctuations in reported colocation revenue and cost of revenue that are not indicative of changes in underlying operating performance. Nonetheless, this pass-through structure provides an important degree of insulation from power price volatility on our largest and fastest growing revenue stream.
In our Digital Asset Self‑Mining and Digital Asset Hosted Mining segments, electricity is the primary operating cost and is not passed through to customers. In these segments, increases in power prices directly compress margins. The cost and availability of electricity are affected by changes in seasonal demand, with peak demand during summer months driving higher costs and increased curtailments to support grid operators. Severe weather events, geopolitical developments, and macroeconomic factors can also affect power costs and availability in ways outside our control. As our colocation business grows and our mining operations wind down, the proportion of our cost base subject to direct power price exposure will decrease.
Beyond cost, the availability of sufficient electrical power is one of the most important constraints on our colocation growth. The timing of utility approvals, interconnection studies, and power delivery agreements can affect when new capacity becomes available and therefore may affect the timing of our capital deployment and revenue ramp. We continue to be in active discussions with both our existing and future potential utility providers regarding additional power allocations across our portfolio, and we believe our ability to secure and maintain these agreements is a key factor affecting our long-term growth and competitive positioning.
Bitcoin Market Conditions
Our Digital Asset Self-Mining segment revenue is directly dependent on the spot price of bitcoin. For the six months ended June 30, 2026, self-mining represented 18% of total revenue, down from 82% for the six months ended June 30, 2025, as we have strategically reallocated power capacity from mining to colocation operations.
Bitcoin prices continue to affect the performance of our Digital Asset Self-Mining segment, including mining revenue, the value of digital assets held on our balance sheet, and the recoverability of mining-related assets. During the six months ended June 30, 2026, deteriorating mining economics contributed to a $266.5 million impairment charge on mining-related assets. As our transition to colocation progresses, we expect bitcoin market conditions to have a diminishing effect on our overall financial results.
We continue to manage our self-mining fleet with a focus on generating cash flows and covering power expenses while we execute our colocation transition. We will be opportunistic in monetizing our bitcoin holdings, subject to market conditions and our treasury strategy.
Bitcoin Network Fundamentals
Our self-mining results are also affected by competitive dynamics of the Bitcoin network, including the network hash rate and difficulty in solving blocks. Increases in network hash rate result in higher network difficulty over time, which reduces the amount of bitcoin earned for a given level of deployed hash rate and power consumption. These dynamics are entirely outside of our control.
As we wind down our mining operations and reallocate capacity to colocation, network difficulty affects the rate at which we are able to generate value from our remaining mining fleet during the transition period. We are not investing in new mining equipment to maintain or expand our mining hash rate. Rather, our focus is on maximizing the cash generation from our existing fleet while we convert facilities and, where appropriate, selling or otherwise monetizing mining equipment as we retire it from service. To the extent network difficulty increases materially or bitcoin transaction fees decline, the revenue and cash generation from our remaining fleet during the transition period will be reduced.
Tariffs
Beginning on February 1, 2025, the United States government announced a series of additional tariffs on goods imported to the United States, raising concerns about price inflation and delivery delays with respect to equipment and materials used in our data center conversions and our digital asset mining business. During the three and six months ended June 30, 2026, tariffs contributed to higher costs for certain equipment and materials procured directly by the Company for non-customer-funded projects.
Our agreement with CoreWeave is funded almost entirely by the customer, and our financial contribution to those projects is capped at a fixed dollar amount, limiting our exposure to tariff-related cost increases on customer-funded capital expenditures. However, capital expenditures associated with developing new data center sites, including our Hunt County, Texas campus and the Muskogee, Oklahoma site we have agreed to acquire, are not subject to the same customer-funding structure as our existing CoreWeave conversion projects. To the extent these sites require significant equipment and material procurement funded directly by the Company, our exposure to tariff-related cost increases on those projects may be greater than on our existing customer-funded portfolio. Sustained or further increases in tariffs on key equipment and materials could affect construction costs, timelines, and operating economics at these sites, which could affect the timing and profitability of our colocation expansion.
We continue to analyze the impact of tariffs on our business and the actions we can take to minimize current and future exposure. Certain equipment and material used in our data center development have lead times in excess of 12 months. To the extent we are able to place orders in advance of potential tariff increases, our exposure to future cost escalation on those items may be reduced.
Debt Service and Capital Requirements
Our capital structure has changed materially during 2026. As of June 30, 2026, our consolidated indebtedness includes $460.0 million of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), $625.0 million of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), and $3.30 billion of 7.75% Senior Secured Notes due 2031 issued by our indirect subsidiary Core Scientific Finance. The Senior Secured Notes require semi-annual interest payments on May 15 and November 15 of each year, beginning November 15, 2026, and semi-annual principal amortization at an initial annual rate of 11.50% of the original principal amount outstanding on the issue date until the notes are repaid, repurchased, redeemed or otherwise discharged, beginning on the First Installment Payment Date. The First Installment Payment Date is defined as the first semi-annual payment date occurring at least 15 days after both rent commencement under the related data center leases and the abatement of all revenue credits provided to the tenant. Revenue credits refer to fixed amounts credited against the tenant’s payment obligation during the initial ramp-up period under the license agreements. As a result, the timing of principal amortization is directly linked to our operational delivery milestones under our colocation arrangements.
Our construction capital requirements are also substantial. As of June 30, 2026, we were contractually committed to approximately $1.0 billion of future cash expenditures, of which approximately $264 million will be passed through to our customer as invoiced, with substantially all remaining expenditures expected to occur within the next 12 months. The interaction between our debt service obligations, construction capital commitments, customer prepayment inflows, and operating cash flows is a key factor affecting our liquidity and capital allocation decisions. See "Liquidity and Capital Resources" below for further discussion.
Our Competition
In our Colocation segment, we compete for customers and capacity with major data center real estate investment trusts, developers of purpose-built data centers and other operators with high-power capacity suitable for AI and HPC workloads. Competition in this market focuses primarily on facility location, timing, power capacity availability and scale, reliability and uptime, reputation, technical specifications including power density and cooling capabilities, pricing and contract terms, speed of delivery, and track record of execution. Our ability to attract new colocation customers and diversify beyond our current single-customer concentration depends on our ability to compete effectively across these dimensions.
The market for HDC capacity serving AI workloads has grown rapidly, and competition for both customers and new sites has intensified. Competition for new power capacity and land sites is particularly acute, as utilities and grid operators have limited interconnection capacity in many markets and the lead times for securing new power agreements can be significant. Our ability to secure attractive new sites and power agreements before competitors do is an important factor affecting our long-term growth.

In our Digital Asset Self-Mining segment, competition is driven by access to low-cost power, mining fleet efficiency, scale, and capital availability. As we wind down our mining operations, our ability to compete effectively as a miner becomes a declining factor in our overall financial performance. We will continue to manage our existing fleet with a focus on cash generation rather than competitive positioning, and we do not intend to make material new investments in mining capacity.
Regulation
We operate in a dynamic regulatory environment. For a discussion of federal, state, and international regulatory developments affecting our digital asset mining and colocation activities, see “Government Regulation” in Part I, Item 1 “Business” section in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 2, 2026. We continue to evaluate whether regulatory developments present known trends or uncertainties that may materially impact our operations, energy costs, or customer demand.
Regulatory developments affecting data centers, energy markets, AI infrastructure, and environmental matters could affect compliance costs, power availability and pricing, permitting timelines, and customer demand, each of which could impact our results of operations and liquidity. In particular, regulatory requirements governing data center construction, environmental impact, and utility interconnection could affect the timeline and cost of developing our new sites, and our ability to complete our contracted data center development projects on schedule. We continue to monitor these developments closely and incorporate regulatory considerations into our site selection, development planning, and capital allocation decisions.
Key Business Operating Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These operating metrics and non‑GAAP financial measures should be considered in addition to, and not as a substitute for, our consolidated financial statements prepared in accordance with GAAP.
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
Used to assess total customer‑usable IT load available for leasing, evaluate leased versus unleased capacity, and plan conversion/development sequencing and sales capacity.
Leased Customer Power Capacity	Power capacity that is committed to customers under executed customer contracts, regardless of whether service has commenced as of period end.	Used to monitor signed customer commitments and contracted backlog and to plan future deployment/commissioning requirements.
Unleased Customer Power Capacity	The portion of Total Leasable Customer Power Capacity not committed under customer contracts as of period end. This metric is calculated as Total Leasable Customer Power Capacity minus Leased Customer Power Capacity.	Used to monitor remaining uncommitted customer IT load and to prioritize incremental contracting and conversion/commissioning plans.
Billable Customer Power Capacity	Portion of Leased Customer Power Capacity for which service has commenced and we are actively billing as of period end.	Used to monitor in-service customer power that is billing and to track deployment/commissioning pace and near-term revenue ramp.

Billable Customer Power Capacity is the primary driver of our Colocation segment revenue in each period, as revenue recognition commences when capacity is delivered and service begins. The gap between Leased Customer Power Capacity and Billable Customer Power Capacity represents contracted capacity for which we are constructing and commissioning infrastructure, and reflects our near-term revenue growth opportunity as that capacity is placed into service. Gross Utility Power Capacity and Total Leasable Customer Power Capacity are used primarily for portfolio planning and to evaluate our available capacity for future customer contracting.
The following table presents the values for these metrics as of the dates indicated (in megawatts):

	June 30, 2026	March 31, 2026	December 31, 2025
Gross Utility Power Capacity	2,115	1,860	1,426
Total Leasable Customer Power Capacity	1,275	1,275	920
Leased Customer Power Capacity	590	590	590
Unleased Customer Power Capacity	685	685	330
Billable Customer Power Capacity	395	225	120
Adjusted EBITDA
We report our financial results in accordance with GAAP. To supplement our consolidated financial statements, we provide investors with Adjusted EBITDA, a non‑GAAP financial measure. Adjusted EBITDA is defined as our net loss, adjusted to eliminate the effect of (i) interest expense (income), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) loss on disposal and impairment of property, plant and equipment; (vi) loss on remeasurement of assets held for sale; (vii) loss on contract termination; (viii) colocation organizational startup costs primarily related to the initial ramp up of new colocation sits and the conversion of existing facilities to colocation data center operations; (ix) loss on debt extinguishment; (x) change in fair value of warrant and contingent value rights; (xi) loss on legal settlements; (xii) post-emergence bankruptcy advisory costs incurred related to reorganization and (xiii) certain additional non-cash items that do not reflect the performance of our ongoing business operations. The most directly comparable GAAP measure to Adjusted EBITDA is net loss.
We believe Adjusted EBITDA is useful to management, investors, and our Board of Directors because it removes the effect of items that are either non-cash in nature, not reflective of our core operating performance, or subject to timing and variability that makes period-to-period comparisons less meaningful. This includes impairment charges on mining-related assets, which are non-cash and reflect changes in bitcoin market conditions rather than the operating performance of our colocation business. Adjusted EBITDA is used by management internally to make operating decisions, evaluate performance, and perform strategic and financial planning, including assessment of return on capital and operating efficiencies. In addition, we believe it provides useful information to investors in understanding and evaluating our results of operations and making period-to-period comparisons of our business, as it removes the effect of interest, taxes, non-cash charges, and other items subject to timing variability.
You should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those when calculating this measure. Our presentation of this measure should not be construed as an inference that its future results will be unaffected by unusual items. This measure should be considered in addition to, and not as a substitute for, our condensed consolidated financial statements prepared in accordance with GAAP. We compensate for these limitations by relying primarily on GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,155,310)	$(936,799)	$(1,502,498)	$(360,548)
Adjustments:
Interest expense (income), net	23,833	(1,185)	28,690	(3,372)
Income tax expense	1,907	158	2,507	363
Depreciation and amortization	15,498	18,756	32,146	38,487
Stock-based compensation expense	13,938	19,533	27,475	32,765
Loss on disposal of property, plant and equipment	1,273	4,166	14,911	4,172
Loss on remeasurement of assets held for sale	19,495	—	19,495	—
Impairment of property, plant and equipment	—	—	266,488	—
Colocation organizational and site startup costs(1)	27,039	11,655	35,704	23,322
Loss on contract termination	41,948	—	41,948	—
Loss on debt extinguishment	5,435	1,377	5,435	1,377
Change in fair value of warrants and contingent value rights	1,045,515	909,958	1,076,314	288,494
Loss on legal settlements(2)	—	—	500	—
Post-emergence bankruptcy advisory costs(3)	397	695	714	1,298
Other	135	207	162	364
Adjusted EBITDA	$41,103	$28,521	$49,991	$26,722

(1)Included in Colocation organizational and site startup costs are costs associated to Stock-based compensation expense of $4.3 million and $8.5 million for the three and six months ended June 30, 2026, respectively, and $4.6 million and $7.6 million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2025, there was also $4.4 million in site conversion demolition costs.
(2)Included in Other non-operating expense, net on the condensed consolidated statements of operations.
(3)Included in Selling, general and administrative on the condensed consolidated statements of operations.
Results of operations for the three and six months ended June 30, 2026 and 2025
Revenue
The following table presents the components of revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Colocation revenue	$136,669	$10,560	$126,109	$214,208	$19,133	$195,075
Digital asset self-mining revenue	21,535	62,424	(40,889)	51,640	129,603	(77,963)
Digital asset hosted mining revenue from customers	5,997	5,644	353	13,597	9,417	4,180
Total revenue	$164,201	$78,628	$85,573	$279,445	$158,153	$121,292
Percentage of total revenue:
Colocation revenue	83%	13%		77%	12%
Digital asset self-mining revenue	13%	80%		18%	82%
Digital asset hosted mining revenue from customers	4%	7%		5%	6%
Total revenue	100%	100%		100%	100%

Colocation revenue
Colocation revenue consists of fees charged to customers for licensed data center space, power and related services. Under our contract, the customer generally pays fixed monthly fees based on billable customer power capacity and variable usage‑based charges and other billable services. Power fees are passed through to our customer without markup and are recognized as revenue on a gross basis, with a corresponding charge to cost of colocation services. As a result, changes in power prices can cause fluctuations in colocation revenue that are not indicative of changes in our underlying colocation margins.
The increase in colocation revenue for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily attributable to incremental billable customer power capacity.
Digital asset self-mining revenue
Digital asset self‑mining revenue consists primarily of bitcoin earned from operating our owned mining fleet. We participate in mining pools under which we receive consideration based on the hash rate we contribute to the pool.
The decrease in self-mining revenue for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven primarily by lower bitcoin production and lower average realized bitcoin prices.
Cost of revenue
The following table presents the components of cost of revenue for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Cost of colocation services	$56,686	$9,430	$47,256	$90,304	$17,536	$72,768
Cost of digital asset self-mining	33,700	59,589	(25,889)	80,889	120,759	(39,870)
Cost of digital asset hosted mining services	3,771	4,584	(813)	8,102	6,620	1,482
Total cost of revenue	$94,157	$73,603	$20,554	$179,295	$144,915	$34,380
Cost of revenue includes the costs to operate our colocation, digital asset self‑mining, and digital asset hosted mining businesses, including power fees, depreciation, personnel and facility-related costs.
Cost of colocation services
The increase in cost of colocation services for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven primarily by incremental billable capacity, in line with increased colocation revenue.
Cost of digital asset self-mining
The decrease in cost of digital asset self-mining for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven primarily by reduced self-mining activity, including lower power consumption resulting from the reallocation of power capacity to colocation operations and lower depreciation expense.

Gross Profit
The following table summarizes gross profit (loss) and gross margin by reportable segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Colocation Segment
Colocation gross profit	$79,983	$1,130	$78,853	$123,904	$1,597	$122,307
Colocation gross margin	59%	11%	48%	58%	8%	50%

Digital Asset Self-Mining Segment
Digital asset self-mining gross profit (loss)	$(12,165)	$2,835	$(15,000)	$(29,249)	$8,844	$(38,093)
Digital asset self-mining gross margin	(56)%	5%	(61)%	(57)%	7%	(64)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining gross profit	$2,226	$1,060	$1,166	$5,495	$2,797	$2,698
Digital asset hosted mining gross margin	37%	19%	18%	40%	30%	10%
Gross profit (loss) represents segment revenue less segment cost of revenue. Accordingly, the changes in gross profit (loss) and gross margin by segment for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, are primarily driven by the changes in revenue and cost of revenue discussed in the “Revenue” and “Cost of revenue” sections above.
Operating Expenses
The following table summarizes the components of operating expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Loss (gain) on fair value of digital assets	$9,368	$(29,797)	$39,165	$15,926	$(19,109)	$35,035
Loss on disposal of property, plant and equipment	1,273	4,166	(2,893)	14,911	4,172	10,739
Loss on remeasurement of assets held for sale	19,495	—	19,495	19,495	—	19,495
Impairment of property, plant and equipment	—	—	—	266,488	—	266,488
Loss on contract termination	41,948	—	41,948	41,948	—	41,948
Colocation organizational and site startup costs	27,039	11,655	15,384	35,704	23,322	12,382
Selling, general and administrative	49,389	45,285	4,104	94,568	78,175	16,393
Total operating expenses	$148,512	$31,309	$117,203	$489,040	$86,560	$402,480
Loss (gain) on fair value of digital assets
The loss (gain) on fair value of digital assets reflects the movement in fair value of bitcoin held from our self-mining operations for each period presented. The loss recognized for the three and six months ended June 30, 2026, compared to a gain for the three and six months ended June 30, 2025, reflects a decrease in the price of bitcoin during the respective periods.
Loss on remeasurement of assets held for sale
During the three months ended June 30, 2026, we classified certain mining equipment as held for sale and remeasured the assets to fair value less cost to sell, resulting in a $19.5 million loss. See Note 4 — Property, Plant, and Equipment and Note 9 — Fair Value Measurements for further detail.

Impairment of property, plant and equipment
During the three months ended March 31, 2026, we recognized non-cash impairment charges of $266.5 million on our mining-related property, plant and equipment. The charges resulted from sustained deterioration in bitcoin mining economics during the period, including declines in bitcoin prices, hashprice reaching historic lows, and significant decreases in secondary market values for mining equipment. Of the total charge, $151.6 million related to mining equipment whose carrying value exceeded current secondary market values, and $114.9 million related to mining infrastructure at facilities used in our self-mining operations, whose carrying values exceeded fair values determined using a discounted cash flow methodology. No impairment charges were recognized during the three months ended June 30, 2026, or during the three and six months ended June 30, 2025.
Loss on contract termination
During the three months ended June 30, 2026, we entered into a termination and settlement agreement with Block, Inc. and Proto Global LLC to terminate our existing contract and all future delivery obligations of mining equipment thereunder, resulting in a loss of $41.9 million. We terminated this agreement in connection with the wind-down of our remaining mining obligations as part of our ongoing strategic transition to high-density colocation operations.
Colocation organizational and site startup costs
Colocation organizational and site startup costs are expected to continue declining as a percentage of revenue as our initial CoreWeave facilities reach full operational maturity, though the Company may incur similar costs in future periods in connection with new customer relationships and new site development activities.
Non-Operating Expenses, Net
The following table summarizes the components of non-operating expenses (income), net for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Loss on debt extinguishment	$5,435	$1,377	$4,058	$5,435	$1,377	$4,058
Interest expense (income), net	23,833	(1,185)	25,018	28,690	(3,372)	32,062
Change in fair value of warrants and contingent value rights	1,045,515	909,958	135,557	1,076,314	288,494	787,820
Other non-operating expense, net	152	207	(55)	662	364	298
Total non-operating expenses, net	$1,074,935	$910,357	$164,578	$1,111,101	$286,863	$824,238
Interest expense (income), net
The increase in interest expense (income), net for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven primarily by interest incurred on the $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes issued in May 2026 and on the $1.0 billion Term Loan Facility that was borrowed in March 2026 and repaid in May 2026.
Change in fair value of warrants and contingent value rights
The increase in change in fair value of warrants and contingent value rights for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was driven by changes in our stock price during the respective periods.

Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operating and capital requirements primarily through a combination of cash and cash equivalents, cash generated from operations, customer prepayments received under our colocation arrangements, proceeds from sales of digital assets (bitcoin), and external financing activities, including debt financing arrangements. Customer prepayments under our colocation arrangements are associated with, and expected to offset a significant portion of, the capital expenditures required to build out and convert facilities for those arrangements.
Based on our assessment of current and expected operating and capital expenditure requirements, we have determined that our available liquidity, including cash and cash equivalents, expected operating cash flows, and customer funding related to our colocation arrangements, will be sufficient to satisfy our cash requirements for at least the next twelve months from the date of this filing. The following table summarizes our cash and cash equivalents and the fair value of our digital assets at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,769,735	$311,378
Digital assets	49,675	222,000
	$1,819,410	$533,378
Term Loan Facility
In March 2026, we entered into a loan facility credit agreement and fully drew a $1.0 billion senior secured loan facility (the “Term Loan Facility”). On May 6, 2026, we repaid in full all outstanding borrowings under the Term Loan Facility, including accrued interest and fees, using proceeds from the Senior Secured Notes offering described below, and terminated the facility. As of June 30, 2026, there were no remaining borrowings or obligations outstanding under the Term Loan Facility.
Senior Secured Notes
On May 6, 2026, Core Scientific Finance, our indirect wholly-owned subsidiary, completed a private offering of $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes due 2031. Core Scientific Finance used the net proceeds to fund a debt service reserve account and to make a distribution to the Company, a portion of which was used to repay and terminate the Term Loan Facility. As of June 30, 2026, $345 million remained in the debt service reserve account and is included in Restricted cash, net of current portion on our condensed consolidated balance sheet.
In connection with the Senior Secured Notes offering, we provided an uncapped completion guarantee for the benefit of the noteholders with respect to the completion of specified data center development projects. This guarantee reflects our commitment to complete the specified development projects and is consistent with our existing contractual construction obligation, which are discussed further below.
The Senior Secured Notes require semi-annual interest payments on May 15 and November 15, beginning November 15, 2026. Semi-annual principal amortization on May 15 and November 15 will commence on the First Installment Payment Date at an initial annual rate of 11.50% of the $3.30 billion original principal amount. We also have outstanding $460 million of 2029 Convertible Notes and $625 million of 2031 Convertible Notes. For maturity dates, amortization schedules, and full terms of all outstanding debt, see Note 7 — Debt to our consolidated financial statements.

Deferred Revenue
Customer prepayments received under our colocation license agreements represent a significant source of operating cash inflows and are recorded as deferred revenue until the related capacity is delivered and revenue is recognized. Colocation deferred revenue reflects advance payments received from our customer for contracted capacity, including prepaid base license fees received in connection with the customer-funded development of colocation facilities. During the initial billing period, CoreWeave receives build credits that offset a portion of amounts otherwise due, which affects the timing of cash collection relative to revenue recognition. Deferred revenue is recognized as revenue as capacity is placed into service over the course of several billing cycles as the prepaid fees are used up. Hosted mining deferred revenue reflects deposits received from customers in advance of providing equipment deployment, monitoring, and infrastructure services under our hosted mining arrangements. The following table presents a rollforward of deferred revenue for the six months ended June 30, 2026:

	Deferred Revenue from Colocation Services	Deferred Revenue from Hosted Mining Services	Total Deferred Revenue
Balance at December 31, 2025	$553,878	$1,973	$555,851
Cash payments received	181,149	2,154	183,303
Revenue recognized - amounts billed and earned	(58,710)	(1,972)	(60,682)
Non-cash straight line adjustment - base license fees earned but not yet billed	(24,029)	—	(24,029)
Balance at June 30, 2026	$652,288	$2,155	$654,443
The non-cash straight-line adjustment reflects the base license fees that are earned ratably over the contract term under ASC 842 but are not yet due from customer under the contractual billing schedule. This component reduces colocation deferred revenue and does not represent a cash receipt. Hosted mining deferred revenue is immaterial to our consolidated balance sheet.
Digital Asset Sales
During the six months ended June 30, 2026, we mined approximately 695 bitcoin, sold 2,385 bitcoin for aggregate proceeds of $208.2 million to fund planned capital expenditures and other cash requirements, and recognized a $15.9 million decrease in fair value, resulting in a closing balance of 848 bitcoin with a fair value of $50 million, compared to 2,537 bitcoin with a fair value of $222 million at December 31, 2025. We will be opportunistic in monetizing our remaining bitcoin holdings, subject to market conditions and our treasury strategy.
Cash flow Summary
The following table presents our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$230,949	$(11,041)
Net cash used in investing activities	$(1,182,891)	$(208,624)
Net cash provided by (used in) financing activities	$3,191,955	$(35,970)
Operating Activities
The improvement of approximately $242.0 million in cash provided by (used in) operating activities was primarily due to:
•Digital asset sales: $208.2 million of proceeds from sales of digital assets generated by self-mining revenues during the six months ended June 30, 2026, as management elected to monetize the majority of our bitcoin holdings to fund capital requirements.
•Non-cash charges: While net loss increased $1.1 billion year-over-year, this was substantially offset by a corresponding increase in non-cash charges, most notably the $787.8 million increase in fair value of warrant and contingent value rights liabilities and the $266.5 million impairment of property, plant and equipment recognized in the current period.
Continued growth and scaling of our colocation operations, including higher billable customer power capacity, increased customer prepayments received under our colocation arrangement, and the associated operating cash flows generated as our colocation business ramps towards full operational capacity also contributed to the overall improvement in operating cash flows.

Investing Activities
The increase in cash used in investing activities reflects higher capital expenditures of $954.2 million for the six months ended June 30, 2026 compared to $205.3 million for the six months ended June 30, 2025, driven by our conversion and expansion of data center infrastructure for colocation operations. Of the $954.2 million of capital expenditures, $180.9 million was funded by CoreWeave pursuant to its existing colocation service agreement.
In addition, during the six months ended June 30, 2026, we paid $232.5 million in connection with the acquisition of land and development rights in Hunt County, Texas. See Note 3 — Asset Acquisition for further detail.
Financing Activities
The improvement in cash provided by (used in) financing activities was primarily driven by $3.3 billion in gross proceeds from the issuance of the Senior Secured Notes in May 2026, partially offset by the repayment of $1.0 billion of outstanding borrowings under the Term Loan Facility.
As of June 30, 2026, we were contractually committed to approximately $1.0 billion of future cash expenditures under outstanding purchase and construction commitments, of which $264 million will be passed through to our customer as invoiced. These commitments relate to the remaining build-out at existing customer conversion sites, our recently acquired Hunt County, Texas campus, and new development activities undertaken for prospective customers. Substantially all of these expenditures are expected to occur within the next 12 months. We expect to incur significant capital expenditures beyond the next 12 months as we continue to develop our data center portfolio. We also have ongoing operating lease obligations for our data center and office facilities; for the amounts and timing of those obligations, see Note 6 — Leases to our condensed consolidated financial statements.
We may from time to time seek additional financing to fund our operations and capital expenditures. If we are unable to obtain financing on acceptable terms, we may be required to reduce, delay, or modify planned expenditures or pursue other alternatives.
Critical Accounting Estimates
The critical accounting estimates, assumptions, judgments and the related policies that we believe have the most significant impact on our condensed consolidated financial statements are described below.
Property, Plant, and Equipment
Our mining-related property, plant, and equipment involves significant estimates, including the determination of useful lives and the evaluation of recoverability and fair value. These estimates require judgment about future bitcoin mining economics, including technology improvements, bitcoin prices, hashprice, power prices, secondary market values for mining equipment, and the assumptions underlying fair value measurements such as discount rates and projected cash flows. During the six months ended June 30, 2026, we recognized significant impairment charges on our mining-related assets (see Note 4 — Property, Plant, and Equipment and Note 9 — Fair Value Measurements to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q).
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
Recent Accounting Pronouncements
For a discussion of new accounting standards relevant to our business, refer to Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in the price of bitcoin and commodities.
Risk Regarding the Price of Bitcoin
As of June 30, 2026, we held 848 bitcoin, with a carrying value of $50 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the six months ended June 30, 2026 ranged from a low of $58,097 to a high of $97,877, with an average price of $74,142.
Interest Rate Risk
As of June 30, 2026, we had no variable-rate debt outstanding. The Term Loan Facility, which bore interest at Term SOFR plus 2.50% per annum, was repaid in full and terminated on May 6, 2026, using proceeds from the Senior Secured Notes offering. Our primary debt obligations as of June 30, 2026 consist of the Senior Secured Notes, which bear interest at a fixed rate of 7.75% per annum, the 2029 Convertible Notes, which bear interest at a fixed rate of 3.00% per annum, and the 2031 Convertible Notes, which bear no stated interest. As of June 30, 2026, we do not have material exposure to interest rate fluctuation risk on our debt. We do not currently use interest rate hedging instruments to manage this exposure. See Note 7 — Debt to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices, the most significant of which is electricity. We closely monitor the cost of electricity at all of our locations. Our colocation customer agreements include power pass-through provisions that allow us to recover the cost of customer power usage. We did not have commodity derivative instruments outstanding as of June 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting. As of June 30, 2026, this material weakness has not been remediated.
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

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified and which remains unremediated as of June 30, 2026 is as follows:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment on the consolidated balance sheet and impairment of property, plant and equipment on the consolidated statement of operations, which were corrected prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025, however, resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was determined to be not effective as of December 31, 2025 and continues to be not effective as of June 30, 2026.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we have developed a remediation plan to address the material weakness. The plan includes the elements described below, which we are in various stages of implementing.
•Implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment. During the six months ended June 30, 2026, we conducted training for accounting personnel on the identification of novel and non-routine transactions and completed an assessment of the scope of property, plant and equipment transactions subject to enhanced review procedures during the period.
•Implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions. During the six months ended June 30, 2026, we implemented a quarterly management review process for property, plant and equipment and established an accounting policy review committee. During the first and second quarter of 2026, the accounting policy review committee met and completed review of the Company’s application of accounting guidance to non-routine transactions and accounting policies and concluded that no policy changes were required.
We believe our remediation plan will be sufficient to remediate the material weakness upon the completion of the annual assessment of internal control over financial reporting as of December 31, 2026. However, the material weakness will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. As we test our internal controls over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in lawsuits, claims and other legal matters that arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty, and the resolution of one or more of these matters could materially adversely affect our business, financial position, results of operations or cash flows; to the extent the ultimate resolution of any matter differs from amounts accrued, we could incur charges that could be significant. Information regarding our material pending legal proceedings is included in Note 10 — Commitments and Contingencies, to our consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
We may be unable to attract new high-density colocation customers, which could constrain our growth and leave our revenue dependent on a single counterparty.
Our HPC colocation revenue is currently derived from a single customer, and our strategy depends on our ability to secure additional customers beyond our existing contract. We compete for new customers with major data center REITs, hyperscalers, and purpose-built data center developers, many of whom have greater resources and more established track records than we do. If we are unable to attract new customers on acceptable terms, or at all, our growth may be constrained and our revenue will remain dependent on one counterparty, exposing us to heightened risk if that customer reduces, delays, or terminates its commitments.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of June 30, 2026, we had approximately $4.4 billion aggregate principal amount of indebtedness for borrowed money. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2026, 0.3 million shares of common stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds of $1.2 million from the exercise.
During the quarter ended June 30, 2026, 1.2 million shares of common stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Clawback Policy
In connection with the restatement described in Part I, Item 4, the Company's Board of Directors completed its analysis under the Company's clawback policy as required by SEC Rule 10D-1. Based on this analysis, the Board determined that no recovery of previously paid incentive-based compensation was required.

Item 6. Exhibits

Exhibit Description
4.1
Indenture, dated as of May 6, 2026, by and between the Issuer and Wilmington Savings Fund Society, FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 6, 2026).

4.2	Form of Global Note, representing the Issuer’s 7.750% Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 6, 2026).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Core Scientific, Inc.

By:	/s/ Jim Nygaard
Name:	Jim Nygaard
Title:	Duly Authorized Officer & Principal Financial Officer
Date:	July 28, 2026