Form 10-Q
period 2026-09-30
Core Scientific, Inc./tx
filed 2026-11-05
CIK 1839341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 2, 2026, 322,236,200 shares of common stock, par value $0.00001, were outstanding.

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

GLOSSARY OF TERMS
The following terms, abbreviations and acronyms are used throughout this Form 10-Q, including the consolidated financial statements and related notes:

AI	Artificial Intelligence
AMD	Advanced Micro Devices, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
CoreWeave	CoreWeave, Inc.
Core Scientific Finance	Core Scientific Finance I LLC, an indirect wholly-owned subsidiary of Core Scientific, Inc.
CVR	Contingent Value Right
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPS	Earnings per share
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GW	Gigawatts
HDC	High-density colocation
HPC	High-performance computing
IT	Information technology
MSU	Market Condition Restricted Stock Unit
MW	Megawatts
PSU	Performance Share Unit
REIT	Real Estate Investment Trust
RSU	Restricted Stock Unit
RTSR	Relative Total Shareholder Return
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Core Scientific, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$803,941	$311,378
Digital assets	2,690	222,000
Customer funding receivable	282,659	337,158
Restricted cash, current portion	201,745	—
Other current assets	131,115	25,001
Total current assets	1,422,150	895,537
Property, plant and equipment, net	2,630,353	1,293,299
Intangibles, net	737,531	1,076
Operating lease right-of-use assets	110,503	108,484
Deferred lease incentive, net of current portion	295,000	—
Restricted cash, net of current portion	635,858	—
Other noncurrent assets	104,319	49,248
Total assets	$5,935,714	$2,347,644
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$120,876	$126,106
Accrued expenses	779,520	511,957
Deferred revenue, current portion	309,065	127,561
Warrant liabilities, current portion	880,725	—
Other current liabilities	17,028	15,777
Total current liabilities	2,107,214	781,401
Long-term debt	4,302,175	1,060,325
Deferred revenue, net of current portion	264,506	428,290
Warrant liabilities, net of current portion	238,180	936,107
Other noncurrent liabilities	115,717	104,261
Total liabilities	7,027,792	3,310,384

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock; $0.00001 par value; 2,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock; $0.00001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; 321,972 and 314,231 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	3,378,990	3,183,960
Accumulated deficit	(4,471,071)	(4,146,703)
Total stockholders’ deficit	(1,092,078)	(962,740)
Total liabilities and stockholders’ deficit	$5,935,714	$2,347,644
See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Colocation revenue	$215,432	$14,951	$429,640	$34,084
Digital asset self-mining revenue	12,263	57,438	63,903	187,041
Digital asset hosted mining revenue	5,171	8,714	18,768	18,131
Total revenue	232,866	81,103	512,311	239,256
Cost of revenue:
Cost of colocation services	87,059	11,066	177,363	28,602
Cost of digital asset self-mining	19,755	59,438	100,644	180,197
Cost of digital asset hosted mining services	2,780	6,694	10,882	13,314
Total cost of revenue	109,594	77,198	288,889	222,113
Gross profit	123,272	3,905	223,422	17,143
Gain on fair value of digital assets	(19,264)	(10,957)	(3,338)	(30,066)
Loss on disposal of property, plant and equipment	5,342	300	20,253	4,472
Loss on remeasurement of assets held for sale, net	1,518	—	21,013	—
Impairment of property, plant and equipment	—	—	266,488	—
Loss on contract termination	—	—	41,948	—
Colocation organizational and site startup costs	12,932	16,174	48,636	39,496
Advisor fees	4,839	5,785	5,553	7,083
Selling, general and administrative	45,555	47,395	139,408	124,272
Operating income (loss)	72,350	(54,792)	(316,539)	(128,114)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	—	5,435	1,377
Interest expense (income), net	35,047	(821)	63,737	(4,193)
Change in fair value of warrants and contingent value rights	(1,034,358)	74,864	41,956	363,358
Loss on legal settlements	—	15,075	500	15,504
Other non-operating expenses (income), net	37	(8)	200	(73)
Total non-operating expenses (income), net	(999,274)	89,110	111,828	375,973
Income (loss) before income tax expense (benefit)	1,071,624	(143,902)	(428,367)	(504,087)
Income tax expense (benefit)	(106,506)	125	(103,999)	488
Net income (loss)	$1,178,130	$(144,027)	$(324,368)	$(504,575)

Net income (loss) per share:
Basic	$3.42	$(0.45)	$(0.93)	$(1.48)
Diluted	$0.47	$(0.45)	$(0.93)	$(1.48)
Weighted average shares outstanding:
Basic	327,700	318,562	325,334	317,363
Diluted	469,006	318,562	325,334	317,363

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2026	319,587	$3	$3,229,842	$(5,649,201)	$(2,419,356)
Net income	—	—	—	1,178,130	1,178,130
Stock-based compensation	—	—	25,242	—	25,242
Restricted stock awards issued, net of tax withholding	609	—	(5,671)	—	(5,671)
Vested AMD Warrant	—	—	90,056	—	90,056
Exercise of warrants	1,776	—	39,521	—	39,521
Balance at September 30, 2026	321,972	$3	$3,378,990	$(4,471,071)	$(1,092,078)

Balance at June 30, 2025	303,146	$3	$3,026,645	$(4,218,635)	$(1,191,987)
Net loss	—	—	—	(144,027)	(144,027)
Stock-based compensation	—	—	30,173	—	30,173
Restricted stock awards issued, net of tax withholding	1,044	—	(9,688)	—	(9,688)
Exercise of warrants	4,191	—	62,891	—	62,891
Balance at September 30, 2025	308,381	$3	$3,110,021	$(4,362,662)	$(1,252,638)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2025	314,231	$3	$3,183,960	$(4,146,703)	$(962,740)
Net loss	—	—	—	(324,368)	(324,368)
Stock-based compensation	—	—	62,388	—	62,388
Restricted stock awards issued, net of tax withholding	4,090	—	(38,318)	—	(38,318)
Vested AMD Warrant	—	—	90,056	—	90,056
Exercise of warrants	3,651	—	80,904	—	80,904
Balance at September 30, 2026	321,972	$3	$3,378,990	$(4,471,071)	$(1,092,078)

Balance at December 31, 2024	292,606	$3	$2,915,035	$(3,858,087)	$(943,049)
Net loss	—	—	—	(504,575)	(504,575)
Stock-based compensation	—	—	70,924	—	70,924
Restricted stock awards issued, net of tax withholding	5,524	—	(9,738)	—	(9,738)
Equity issuance costs	—	—	(21)	—	(21)
Exercise of warrants	10,251	—	133,821	—	133,821
Balance at September 30, 2025	308,381	$3	$3,110,021	$(4,362,662)	$(1,252,638)

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from Operating Activities:
Net loss	$(324,368)	$(504,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,133	54,816
Loss on disposal of property, plant and equipment	20,253	4,472
Loss on remeasurement of assets held for sale, net	21,013	—
Impairment of property, plant and equipment	266,488	—
Change in operating lease right-of-use assets	10,046	8,248
Stock-based compensation	61,186	70,301
Digital asset self-mining revenue	(63,903)	(187,396)
Proceeds from sales of digital assets generated by self-mining revenue(1)	286,765	—
Gain on fair value of digital assets	(3,338)	(30,066)
Change in fair value of warrants and contingent value rights	41,956	363,358
Loss on debt extinguishment	5,435	1,377
Deferred income taxes	(105,816)	—
Accrued interest capitalized to construction in progress	(23,273)	—
Changes in operating assets and liabilities:
Customer funding receivable	54,499	(335,643)
Accounts payable	(82,177)	105,615
Accrued expenses	167,124	244,977
Deferred revenue from colocation services	19,151	323,796
Other current assets	(50,979)	11,500
Other operating assets and liabilities, net	(53,952)	(10,040)
Net cash provided by operating activities	296,243	120,740
Cash flows from Investing Activities:
Purchases of property, plant and equipment	(1,494,979)	(449,752)
Proceeds from sales of property, plant and equipment	6,094	1,929
Cash paid for asset acquisitions	(676,881)	—
Other investing activities	(149)	(15,160)
Net cash used in investing activities	(2,165,915)	(462,983)
Cash flows from Financing Activities:
Debt extinguishment payments	(1,000,000)	(26,862)
Proceeds from the issuance of debt	4,275,250	—
Debt issuance costs	(50,907)	—
Taxes paid related to net share settlement of equity awards	(35,152)	(5,893)
Principal payments on debt	—	(8,613)
Proceeds from exercise of warrants	11,742	1,746
Other financing activities	(1,095)	(1,672)
Net cash provided by (used in) financing activities	3,199,838	(41,294)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,330,166	(383,537)
Cash, cash equivalents and restricted cash—beginning of period	311,378	836,980
Cash, cash equivalents and restricted cash—end of period	$1,641,544	$453,443

Supplemental disclosures of other cash flow information:
Cash paid for interest, net of capitalized interest	$19,313	$15,285
Income tax payments	$640	$298

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable and accrued expenses	$429,937	$154,440
Reclass of property, plant and equipment to held for sale	$51,262	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,440	$2,154
Non-cash exercise of warrants	$1,514	$24,692
Liabilities assumed in acquisition	$115,790	$—
Issuance of warrants	$296,423	$—
Interest capitalized to construction in progress	$25,828	$—
Reconciliation of cash, cash equivalents and restricted cash within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows above:
Cash and cash equivalents	$803,941	$453,443
Restricted cash, current portion	201,745	—
Restricted cash, net of current portion	635,858	—
Total cash, cash equivalents and restricted cash	$1,641,544	$453,443

(1)Proceeds from digital assets received as non-cash revenue consideration liquidated at management's discretion.

See accompanying notes to unaudited condensed consolidated financial statements.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Core Scientific, Inc. (“Core Scientific” or the “Company”) is a leader in designing, building and operating large-scale, purpose-built data centers for HDC services. The Company develops and operates facilities serving AI and HPC related workloads and is a premier provider of digital infrastructure. Historically, the Company focused on digital asset mining for its own account and providing hosting solutions for third-party digital asset miners. In 2024, the Company announced its first HDC contract with CoreWeave, a provider of HPC services. In July 2026, the Company announced its second HDC contract with AMD and a Neocloud counterparty, further establishing the Company's strategic shift to its current HDC business. The majority of the Company's revenue is derived from HDC services.
As of September 30, 2026, the Company had a portfolio of 11 facilities in Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4).
Core Scientific operates in three reportable segments: “Colocation,” consisting of providing HDC services to customers employing AI and HPC related workloads; “Digital Asset Self-Mining,” consisting of performing digital asset mining for its own account; and “Digital Asset Hosted Mining,” consisting of providing hosting services to third parties for digital asset mining.
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
The Company’s Digital Asset Hosted Mining segment provides a full suite of services to digital asset mining customers. The Company provides deployment, monitoring, troubleshooting, optimization and maintenance of customers’ digital asset mining equipment and provides necessary electrical power, repair and other infrastructure services necessary for customers to operate, maintain and efficiently mine digital assets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements.
Basis of Presentation
The interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, the unaudited interim condensed consolidated financial statements do not include all information and disclosures required by GAAP for complete annual financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation.
The results of the interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Significant estimates include the useful lives of property, plant and equipment, the recoverability and fair value of long-lived assets held and used, the fair value of assets classified as held for sale, the relative fair values used to allocate consideration in asset acquisitions and the useful lives of the resulting intangible assets, the initial measurement of lease liabilities, stock-based compensation, the fair value measurement of warrants, and income taxes. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Significant Accounting Policies
Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a detailed discussion of the Company’s significant accounting policies.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments, including money market funds, with original maturities of three months or less from the date of acquisition. As of September 30, 2026 and December 31, 2025, substantially all cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits. Restricted cash as of September 30, 2026, consisted of (i) funds held in the debt service reserve account established under the indenture governing the Company’s $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes due 2031 (the “Senior Secured Notes”) and (ii) funds held in escrow in connection with certain construction and development activities. The Company had no restricted cash as of December 31, 2025.
Digital Assets
The Company’s digital assets have active markets with observable prices and are classified within Level 1 of the fair value hierarchy. The following table presents the Company’s bitcoin holdings (in thousands, except for quantity):

	Quantity	Cost Basis	Fair Value
September 30, 2026	32	$2,641	$2,690
December 31, 2025	2,537	$254,694	$222,000
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
Assets Held for Sale
The Company classifies a long-lived asset (disposal group) as held for sale when all of the criteria in ASC 360-10-45-9 are met. Assets held for sale are measured at the lower of carrying amount or fair value, less cost to sell and are no longer depreciated. Any initial or subsequent write-down to fair value less cost to sell is recognized as a loss on remeasurement of assets held for sale in the condensed consolidated statements of operations; a subsequent gain is recognized for any subsequent increase in fair value less cost to sell, but only to the extent of cumulative losses previously recognized. Any gain or loss not previously recognized that results from the sale is recognized at the date of sale. Assets held for sale are included within “Other current assets” in the condensed consolidated balance sheets.
Letters of Credit
Letters of credit issued under the Company's credit facilities provide credit support for certain obligations of the Company. Letters of credit are not recorded as liabilities in the condensed consolidated balance sheets unless drawn upon, at which point the Company's reimbursement obligation is recorded as a liability. See Note 7 — Debt and Note 10 — Commitments and Contingencies for additional information regarding the Company's letter of credit arrangements.
Warrants
The Company evaluates all its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.
Warrants, or portions thereof, that are indexed to the Company's common stock and meet the criteria for settlement in shares of the Company's common stock, and contain no provisions that could require cash settlement or grant the holder rights superior to those of a common shareholder are classified as equity. Equity-classified warrants are initially measured at fair value, with the resulting amount recorded as a component of additional paid-in capital, and are not subsequently remeasured.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants, or portions thereof, that do not meet the criteria for equity classification, including those that could require cash settlement or that are not considered indexed to the Company's own stock, are classified as liabilities. Warrant liabilities are initially measured at fair value on the issuance date and are subject to re-measurement at each balance sheet date. Changes in fair value are recognized in the condensed consolidated statements of operations within "Change in fair value of warrants and contingent value rights". When a liability-classified warrant, or portion thereof, subsequently qualifies for equity classification, it is remeasured at fair value immediately before reclassification to additional paid-in capital and is not subsequently remeasured.
For warrants issued in connection with customer lease arrangements, the Company recognizes a deferred lease incentive based on the issuance date fair value of the warrants. The warrants are issued as an incentive for the customer to enter into long-term lease arrangements, which are expected to generate future lease revenue. The deferred lease incentive is included within "Other current assets" and "Deferred lease incentive, net of current portion" in the condensed consolidated balance sheets and is amortized as a reduction of revenue over the term of the related customer leases, beginning at lease commencement.
See Note 8 — Warrants for further detail on the Company's warrant liabilities and equity-classified warrants.
Recently Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the accounting for certain settlements of convertible debt instruments as induced conversions versus extinguishments. The guidance is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 as of January 1, 2026, and applies the guidance prospectively. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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
3. ASSET ACQUISITIONS
Polaris DS LLC Acquisition
On August 13, 2026, the Company completed its acquisition of Polaris DS LLC, which owns an approximately 40-acre site adjacent to the Company's existing Muskogee, Oklahoma data center operations. The acquired assets include land and land improvements, an electrical substation and related infrastructure, and development rights associated with electric service agreements providing for up to 440 MW of gross utility power capacity. The aggregate purchase price was approximately $444.3 million in cash, including approximately $21.4 million of net closing purchase price adjustments. The purchase price is subject to an additional $40 million cash payment in the event that an additional 40 MW of firm electric capacity becomes available to Polaris DS LLC prior to December 31, 2026. This condition had not been satisfied as of September 30, 2026, and no amount was recognized for this contingent consideration.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The acquisition was accounted for as an asset acquisition in accordance with ASC 805-50. The total cost of the acquisition including direct transaction costs, net of closing price adjustments, was approximately $422.9 million. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed (in thousands):

Land and improvements	$6,653
Electrical substation and infrastructure	23,169
Development rights	508,833
Total assets acquired	$538,655
Below market lease liability	860
Deferred tax liability	114,930
Net assets acquired	$422,865
The land improvement and the electrical substation and infrastructure are depreciable assets with estimated useful lives of approximately 20 years and 15 years, respectively. Depreciation expense recognized from the acquisition date through September 30, 2026 was immaterial. The development rights are a finite-lived intangible asset with a weighted-average amortization period of approximately 30 years and no significant residual value. Amortization will begin when the related data center is placed in service, and no amortization expense was recognized during the periods presented.
Hunt County Acquisition
On May 5, 2026, the Company completed an acquisition of land in Hunt County, Texas for an aggregate purchase price of approximately $232.5 million, and entered into a related electric service agreement, which is expected to support approximately 430 MW of gross utility power capacity. The Company intends to develop this land as a future data center site.
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
As of September 30, 2026, the substantial majority of the “Intangibles, net” balance represents development rights recognized in connection with the Hunt County and Polaris DS LLC acquisitions described above, with the remainder representing an immaterial amount of other intangible assets. As of December 31, 2025, “Intangibles, net” consisted entirely of other intangible assets.
4. PROPERTY, PLANT AND EQUIPMENT
The following table presents the composition of property, plant and equipment, net at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025	Estimated Useful Lives
Land and improvements(1)	$170,157	$21,769	20 years
Building and improvements	546,977	275,186	10 to 39 years
Mining equipment	—	393,623	3 years
Electrical and mechanical equipment	178,596	80,384	15 years
Other property, plant and equipment	7,311	18,164	5 to 7 years
Total	903,041	789,126
Less: accumulated depreciation and amortization	72,813	406,893
Total	830,228	382,233
Add: Construction in progress	1,800,125	911,066
Property, plant and equipment, net	$2,630,353	$1,293,299

(1)Estimated useful life of improvements. Land is not depreciated.
Depreciation expense for the three and nine months ended September 30, 2026 was $17.9 million and $49.5 million, respectively, compared to $16.1 million and $54.3 million for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2026, $646.5 million of construction in progress was placed into service, primarily reflecting the commissioning of colocation infrastructure at the Company’s data center facilities.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the composition of property, plant and equipment, net that is subject to operating leases with customers and is included in the total property, plant and equipment, net presented above, at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$152,325	$5,546
Building and improvements	521,821	146,082
Electrical and mechanical equipment	117,354	19,146
Other property, plant and equipment	481	226
Total	791,981	171,000
Less: accumulated depreciation and amortization	26,163	9,856
Property, plant and equipment, net leased to customers	$765,818	$161,144
Depreciation expense for assets leased to customers was $8.2 million and $15.7 million for the three and nine months ended September 30, 2026, respectively, and immaterial for the three and nine months ended September 30, 2025, and is included in the total depreciation expense above.
During the nine months ended September 30, 2026, the Company recognized impairment charges of $266.5 million on its mining-related property, plant and equipment, consisting of $151.6 million related to mining equipment and $114.9 million related to mining infrastructure, all of which were recognized during the three months ended March 31, 2026. No impairment charges were recognized during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025.
The Company identified indicators of impairment of its mining equipment and mining infrastructure asset groups during the three months ended March 31, 2026, including declines in bitcoin prices, declines in bitcoin hashprice, and significant decreases in secondary market values for digital asset mining equipment. In accordance with ASC Topic 360-10, the Company performed a recoverability assessment of its mining-related asset groups. The undiscounted future cash flows for each asset group were less than its carrying amount, indicating the assets were not recoverable.
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
Assets Held for Sale
During the three months ended June 30, 2026, the Company classified certain undeployed mining equipment and certain electrical equipment that the Company no longer intends to use in its operations as held for sale. During the three months ended September 30, 2026, the Company classified additional mining, electrical and HPC equipment as held for sale. Upon classification, depreciation ceased and the assets were measured to fair value less cost to sell. Certain assets classified as held for sale during the three months ended June 30, 2026 were sold during the three months ended September 30, 2026 for proceeds approximating their carrying amounts, and no gain or loss was recognized. The measurement and subsequent remeasurement of assets held for sale resulted in a net loss of $1.5 million and $21.0 million for the three and nine months ended September 30, 2026, respectively, which was recognized within "Loss on remeasurement of assets held for sale, net" in the condensed consolidated statements of operations. The assets remaining classified as held for sale had a carrying value of $29.7 million, representing fair value less cost to sell as of September 30, 2026, and are included within "Other current assets" in the condensed consolidated balance sheets. The Company expects the sales to be completed within one year from the date of initial classification. See Note 9 — Fair Value Measurements for further detail on the fair value measurement of assets held for sale.
5. BALANCE SHEET COMPONENTS
Customer funding receivable represents amounts due from CoreWeave for construction-related payables and accrued expenses incurred on its behalf. The Company collects these amounts from CoreWeave prior to payment to vendors. As of September 30, 2026 and December 31, 2025, the customer funding receivable totaled $282.7 million and $337.2 million, respectively. Obligations related to customer items are paid soon after reimbursement. As of September 30, 2026, $250.6 million of the related obligations were included in accrued expenses and $32.1 million were included in accounts payable, compared to $290.6 million in accrued expenses and $46.6 million in accounts payable as of December 31, 2025.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The customer funding receivable is presented net of an allowance for credit losses. The Company evaluates the collectibility of the customer funding receivable under the current expected credit loss model in accordance with ASC 326 and has determined that no allowance for credit losses was required as of September 30, 2026 or December 31, 2025.
Other current assets consisted of the following at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Assets held for sale	$29,709	$—
Prepaid expenses	34,935	19,514
Other	66,471	5,487
Total other current assets	$131,115	$25,001
Accrued expenses consisted of the following at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Accrued customer funded construction	$250,596	$290,603
Accrued capital expenditures	352,990	197,888
Accrued interest	104,160	4,600
Other	71,774	18,866
Total accrued expenses	$779,520	$511,957
6. LEASES
Lessee Accounting
The Company leases data center facilities, land, office space, and computer and networking equipment. The following table presents the components of operating and finance leases at the dates indicated (in thousands):

	Financial Statement Line Item	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$110,503	$108,484
Finance lease right-of-use assets	Other noncurrent assets	$1,557	$1,843
Liabilities:
Operating lease liabilities, current portion	Other current liabilities	$12,423	$12,343
Operating lease liabilities, net of current portion	Other noncurrent liabilities	$91,311	$89,011
Finance lease liabilities, net of current portion	Other noncurrent liabilities	$892	$844
The following table presents the components of lease expense for the periods indicated (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Line Item	2026	2025	2026	2025
Operating lease expense	Cost of colocation services	$3,978	$3,412	$11,627	$10,221
Operating lease expense	Cost of digital asset self-mining	50	79	265	240
Operating lease expense	Cost of digital asset hosted mining services	9	11	37	25
Operating lease expense	Selling, general and administrative	720	1,297	1,088	3,722
Short-term lease expense	Cost of digital asset self-mining	73	318	315	943
Variable lease expense	Cost of colocation services	388	304	1,220	877
Finance lease expense:
Amortization of right-of-use assets	Cost of digital asset self-mining	95	101	286	497
Interest on lease liabilities	Interest expense (income), net	16	11	48	90
Total finance lease expense		111	112	334	587
Total lease expense		$5,329	$5,533	$14,886	$16,615

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents information relating to the lease term and discount rate at the dates indicated:

	September 30, 2026	September 30, 2025
Weighted Average Remaining Lease Term (Years)
Operating leases	6.9	7.8
Finance leases	4.2	0.0
Weighted Average Discount Rate
Operating leases	8.3%	8.5%
Finance leases	7.4%	—%
The following table presents additional information relating to operating and finance leases for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Lease Payments
Operating cash flows from operating leases	$17,098	$12,512
Operating cash flows from finance leases	$5	$82
Financing cash flows from finance leases	$1,095	$1,672
Supplemental Non-cash Information
Operating lease right-of-use assets obtained in exchange for lease obligations	$13,440	$2,154
The following table presents the Company’s future minimum payments under noncancelable operating and finance leases having terms in excess of one year as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Remaining 2026	$3,432	$—
2027	22,942	—
2028	23,551	257
2029	23,291	440
2030	23,461	404
Thereafter	40,810	—
Total lease payments	137,487	1,101
Less: imputed interest	33,753	209
Total	$103,734	$892
Lessor Accounting
The Company generates revenue by leasing property to customers under licensing agreements. The manner in which the Company recognizes these transactions in its consolidated financial statements is described in Note 2 — Summary of Significant Accounting Policies, Revenue Recognition — Colocation Segment of the Form 10-K for the fiscal year ended December 31, 2025. Lease revenue is included within Colocation revenue in the condensed consolidated statements of operations. The carrying value of property, plant and equipment subject to operating leases with customers is presented in Note 4 — Property, Plant and Equipment.
In July 2026, the Company entered into lease agreements with AMD and a Neocloud counterparty (collectively, the "AMD Leases") for an aggregate of approximately 530 MW of critical IT capacity across five of the Company's sites. AMD was provided with a reservation capacity right to lease from the Company at certain times and circumstances an additional 1,925 MW of critical IT capacity through December 28, 2028. The AMD Leases are expected to commence in phases beginning in 2027 as the contracted capacity is completed and the applicable lease commencement conditions are satisfied, and the Company will determine the classification of each AMD Lease at commencement. Each AMD Lease is for a fifteen-year term with three five-year options. As of September 30, 2026, none of the AMD Leases had commenced, no related lease revenue had been recognized, and amounts related to the AMD Leases are not included in the tables below.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the components of lease revenue for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease revenue	$157,265	$9,848	$315,272	$22,853
Variable lease revenue	58,167	5,103	114,368	11,231
Total lease revenue	$215,432	$14,951	$429,640	$34,084
The following table represents future operating lease payments expected to be received as of September 30, 2026 (in thousands):

Operating Leases(1)
Remaining 2026	$86,284
2027	350,909
2028	451,185
2029	639,045
2030	666,494
Thereafter	5,290,505
Total	$7,484,422

(1)Operating lease payments expected to be received exclude $1.8 billion in total future noncancellable operating lease payments expected to be received for CoreWeave operating leases that have not yet commenced as of September 30, 2026, which have initial lease terms of 12 years from commencement.
7. DEBT
The following table summarizes the terms and carrying amounts of the Company’s outstanding debt at the dates indicated (dollars in thousands):

	Stated Interest Rate	Effective Interest Rates	Maturities	September 30, 2026	December 31, 2025
Senior Secured Notes	7.75%	8.3%	2031	$3,300,000	$—
2029 Convertible Notes	3.00%	3.7%	2029	460,000	460,000
2031 Convertible Notes	—%	0.4%	2031	625,000	625,000
Notes payable				4,385,000	1,085,000
Less: Unamortized discounts and issuance costs				82,825	24,675
Long-term debt				$4,302,175	$1,060,325
The following table presents the components of interest expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coupon interest	$67,388	$3,450	$122,872	$10,350
Amortization of debt discount and issuance costs	4,208	1,311	9,566	3,912
Credit Facilities fees and deferred cost amortization	244	—	244	—
Interest incurred	71,840	4,761	132,682	14,262
Less: Capitalized interest	17,774	—	29,824	—
Interest expense	$54,066	$4,761	$102,858	$14,262

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the contractual maturities of the Company’s debt, gross of unamortized discounts, as of September 30, 2026 (in thousands):

	Convertible Notes	Senior Secured Notes(1)
Remaining 2026	$—	$—
2027	—	—
2028	—	—
2029	460,000	189,750
2030	—	379,500
Thereafter	625,000	2,730,750
Total	$1,085,000	$3,300,000

(1)Because the First Installment Payment Date (as defined below) is contingent on rent commencement and the abatement of revenue credits under the related data center leases, the maturities presented above reflect scheduled amortization assuming a First Installment Payment Date of November 15, 2029.
Credit Facilities
On August 25, 2026, the Company entered into a credit agreement (the "Credit Agreement") with each issuing bank and lender party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, providing for (i) a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million (the "Revolving Credit Facility") and (ii) a senior secured letter of credit facility in an aggregate principal amount of up to $500.0 million (the "L/C Facility" and, together with the Revolving Credit Facility, the "Credit Facilities"). These Credit Facilities mature on August 25, 2029, with an option at the Company's election to extend to August 25, 2030.
Borrowings under the Revolving Credit Facility bear interest at Adjusted Term SOFR (subject to a 0.00% floor) plus 1.750% per annum or an alternate base rate plus 0.750% per annum, at the Company's option. Letters of credit issued under the L/C Facility are subject to an annual participation fee of 1.750% of the aggregate face amount of outstanding letters of credit and a quarterly fronting fee of 0.125% of the aggregate face amount of outstanding letters of credit. The Company pays a quarterly commitment fee of 0.250% per annum on the actual daily unused portion of the Credit Facilities. The proceeds of borrowings under the Revolving Credit Facility may be used for general corporate purposes and working capital needs. Letters of credit may be issued under the L/C Facility to provide credit support for specific project obligations under utility agreements, which the Company expects will allow for the release of cash previously held in escrow accounts to support such obligations, and for other general corporate purposes.
The Company's obligations under the Credit Agreement are guaranteed by certain direct or indirect wholly owned material domestic subsidiaries of the Company and are secured by a first-priority lien on substantially all assets of the Company and the guarantors. The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The Credit Agreement requires the Company to maintain minimum liquidity, defined as unrestricted cash plus available undrawn commitments under the Revolving Credit Facility, of not less than $150.0 million as of the last day of each fiscal quarter. In addition, as a condition to each borrowing under the Revolving Credit Facility, the Company must have a minimum market capitalization of not less than $3,000.0 million as of market close on the trading day immediately preceding each borrowing date.
As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and no outstanding letters of credit under the L/C Facility.
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

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Senior Secured Notes and related guarantees are secured by first-priority liens on (i) substantially all of the assets of Core Scientific Finance and Core Scientific Austin LLC, Core Scientific Denton LLC, Core Scientific Dalton LLC, Core Scientific Marble LLC and Core Scientific Muskogee LLC (collectively, the "Subsidiary Guarantors"), (ii) the equity interests of Core Scientific Finance held by its direct parent, and (iii) certain assets and rights identified as subject to the Ringfencing, which are not yet transferred (or in which rights to use have not been granted) to Core Scientific Finance or the Subsidiary Guarantors. The Indenture contains customary covenants that restrict the ability of Core Scientific Finance and the Subsidiary Guarantors to, among other things, (i) incur additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make certain investments, (iv) create or incur liens, (v) consummate certain assets sales, (vi) enter into sale and lease back transactions, (vii) hold assets or conduct operations unrelated to the operation of the Facilities (as defined in the indenture) and certain additional projects, (viii) terminate or amend certain agreements, (ix) engage in certain transactions with affiliates, and (x) merge, consolidate or transfer or sell all or substantially all of their respective assets. Neither the Company nor its other subsidiaries are subject to these covenants. In addition, the Company provided an uncapped completion guarantee for the benefit of the holders with respect to the completion of specified data center development projects.
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
In connection with the Senior Secured Notes offering, the Company recorded $42.0 million of debt issuance costs and a $24.8 million original issue discount as reductions of the carrying amount of the Senior Secured Notes, amortized to interest expense over the term of the notes using the effective interest method. A portion of the net proceeds from the Senior Secured Notes were used to fund a debt service reserve account, of which $347.9 million remained on deposit as of September 30, 2026, and are included in "Restricted cash, net of current portion" in the condensed consolidated balance sheets.
In March 2026, the Company entered into a loan facility credit agreement providing for a $1.0 billion senior secured loan facility bearing interest at Term SOFR plus 2.50% per annum, maturing 364 days from closing (the “Term Loan Facility”). In May 2026, the remainder of the net proceeds from the Senior Secured Notes offering was used to repay in full all outstanding borrowings under the Term Loan Facility, including accrued interest and fees, and to terminate the facility, resulting in a loss on debt extinguishment of $5.4 million.
Convertible Notes
On August 19, 2024, the Company issued $460.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes mature on September 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company's common stock price exceeds 130% of the conversion price (approximately $14.30 per share, based on the initial conversion price of approximately $11.00 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2029 Convertible Notes was first satisfied during the fourth quarter of 2025. As a result, the 2029 Convertible Notes were convertible at the option of the holders during the nine months ended September 30, 2026. No holders elected to convert during the period. This condition was satisfied during each of the first, second and third quarters of 2026, and accordingly, the 2029 Convertible Notes remain convertible during the fourth quarter of 2026.
On December 5, 2024, the Company issued $625.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "2031 Convertible Notes"). The 2031 Convertible Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The 2031 Convertible Notes are convertible at the option of the holders only upon the occurrence of certain events, including if the Company’s common stock price exceeds 130% of the conversion price (approximately $29.24 per share, based on the initial conversion price of approximately $22.49 per share) for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The stock price conversion condition for the 2031 Convertible Notes was not satisfied during any measurement period through September 30, 2026.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
8. WARRANTS
Tranche 1 and Tranche 2 Warrants
On January 23, 2024, the Company entered into a warrant agreement (the “Warrant Agreement”) providing for the issuance of 98,313,313 warrants, each exercisable for one share of common stock at an exercise price of $6.81 per share (the “Tranche 1 Warrants”), and 81,927,898 warrants, each exercisable for one share of common stock at an exercise price of $0.01 per share (the “Tranche 2 Warrants” and, together with the Tranche 1 Warrants, the “Warrants”). The Tranche 1 Warrants expire on January 23, 2027, and the Tranche 2 Warrants expire on January 23, 2029. The Warrants are classified as liabilities.
During the three and nine months ended September 30, 2026, 1.5 million and 1.8 million Tranche 1 Warrants were exercised, respectively, which resulted in cash receipts of $10.5 million and $11.7 million, respectively. As of September 30, 2026, there were 94.9 million unexercised Tranche 1 Warrants.
During the three and nine months ended September 30, 2026, 0.3 million and 1.9 million Tranche 2 Warrants were exercised, respectively, which resulted in immaterial cash receipts. As of September 30, 2026, there were 6.3 million unexercised Tranche 2 Warrants.
AMD Warrant
On July 27, 2026, in connection with the execution of the AMD Leases as described in Note 6 — Leases, the Company issued AMD a warrant (the "AMD Warrant") to purchase up to 30 million shares of the Company's common stock at an exercise price of $23.47 per share, representing the five-day volume-weighted average price of the Company's common stock on Nasdaq prior to execution. The AMD Warrant expires on July 27, 2031.
Warrant shares vest at a rate of 12,222 shares per one MW of critical IT load under the AMD Leases. Upon issuance on July 27, 2026, approximately 6.5 million warrant shares vested and became immediately exercisable based on the MW contracted under the AMD Leases. The remaining warrant shares will vest as additional capacity is contracted under the AMD Leases.
The vested portion of the AMD Warrant meets the criteria for equity classification, and its issuance date fair value of $90.1 million was recorded as a component of additional paid-in capital. The remaining unvested portion does not meet the criteria for equity classification and was initially recognized as a warrant liability at its issuance date fair value of $206.4 million. The aggregate issuance date fair value of $296.4 million was recognized as a deferred lease incentive that will be amortized as a reduction of revenue over the term of the related leases. As of September 30, 2026, $1.4 million of the deferred lease incentive was included in "Other current assets" and $295.0 million was presented as "Deferred lease incentive, net of current portion" in the condensed consolidated balance sheets.
The issuance-date fair values of the equity-classified and liability-classified portions of the AMD Warrant were estimated using a Monte Carlo simulation model that incorporates the probability of satisfying the applicable vesting conditions. The following assumptions were used in the valuation:

	Equity-classified	Liability-classified
Stock price at issuance date	$20.74	$20.74
Expected term (years)(1)	5.00	2.58 - 4.57
Expected volatility	84.5%	84.5%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	—%	—%
Probability of vesting	100%	10% - 75%
Revenue to stock price correlation	N/A	50%

(1)Represents the remaining contractual term from the issuance date for the equity-classified portion and from each assumed vesting date for the liability-classified portion.
As of September 30, 2026, the AMD Warrant liability was $137.3 million. During the three and nine months ended September 30, 2026, the Company recognized a gain of $69.1 million from changes in its fair value.
See Note 2 — Summary of Significant Accounting Policies for the related accounting policies and Note 9 — Fair Value Measurements for the subsequent valuation of the AMD Warrant liability and related disclosures.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9. FAIR VALUE MEASUREMENTS
The Company measures certain assets and liabilities at fair value on a recurring or nonrecurring basis. For a description of the Company’s fair value measurement policies, including the fair value hierarchy and valuation methodologies, see Note 10 - Fair Value Measurements of the Form 10-K for the fiscal year ended December 31, 2025.
Recurring Fair Value Measurements
The following table presents the fair value hierarchy levels and carrying amounts of assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents
Money market funds	1	$697,320	$267,721
Digital assets	1	2,690	222,000
Total assets measured at fair value on a recurring basis		$700,010	$489,721
Liabilities:
Contingent value rights(1)	1	$62	$3,366
Tranche 1 and Tranche 2 Warrants, current portion(2)	1	880,725	—
Tranche 1 and Tranche 2 Warrants, net of current portion(3)	1	100,877	936,107
AMD Warrant(3)	3	137,303	—
Total liabilities measured at fair value on a recurring basis		$1,118,967	$939,473

(1)The fair value of contingent value rights is included within “Other current liabilities” and “Other noncurrent liabilities” in the Company’s condensed consolidated balance sheets, based on the expected timing of settlement.
(2)The fair value of the Tranche 1 and Tranche 2 Warrants, current portion is included within "Warrant liabilities, current portion" in the Company's condensed consolidated balance sheets.
(3)The fair values of the Tranche 1 and Tranche 2 Warrants, net of current portion, and liability-classified portion of the AMD Warrant are included within "Warrant liabilities, net of current portion" in the Company's condensed consolidated balance sheets.
The following table presents the changes in fair value of the Company’s CVRs and warrant liabilities included in “Change in fair value of warrants and contingent value rights” in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Decrease (increase) in:
Fair value of CVRs	$(1,233)	$(777)	$(3,304)	$(1,683)
Fair value of the Tranche 1 and Tranche 2 Warrants	(964,060)	75,641	114,325	365,041
Fair value of the liability-classified portion of AMD Warrant	(69,065)	—	(69,065)	—
Change in fair value of warrants and contingent value rights	$(1,034,358)	$74,864	$41,956	$363,358

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
AMD Warrant Valuation
The September 30, 2026 fair value of the liability-classified portion of the AMD Warrant was estimated using a Monte Carlo simulation model. The liability-classified portion is categorized within Level 3 of the fair value hierarchy because the valuation incorporates significant unobservable inputs, including the probability of satisfying the applicable vesting conditions. The following assumptions were used in the valuation:

September 30, 2026
Stock price	$15.98
Expected term (years)(1)	2.58 -4.57 (3.74)
Expected volatility	80.5%
Risk-free interest rate	5.0%
Expected dividend yield	—%
Probability of vesting(1)	10% -75% (44%)
Revenue to stock price correlation	50%

(1)Weighted averages are presented in parentheses and are calculated based on the number of warrant shares subject to each unvested tranche. Expected term represents the remaining contractual term from each assumed vesting date through expiration.
The probability of vesting reflects management's assessment of the likelihood that additional capacity will be contracted under the related lease arrangements. Higher vesting probabilities generally increase the estimated fair value of the liability, holding other assumptions constant. Changes in expected volatility and the anticipated timing of vesting could also significantly affect the valuation.
The following table reconciles the AMD Warrant liability for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$—
Initial recognition	206,368	—	206,368	—
Gain from change in fair value	(69,065)	—	(69,065)	—
Ending balance	$137,303	$—	$137,303	$—
Nonrecurring Fair Value Measurements
The Company measures certain non-financial assets at fair value on a nonrecurring basis when events or circumstances indicate that the carrying amount may not be recoverable, or upon classification as held for sale.
During the three months ended June 30, 2026, the Company classified certain mining and electrical equipment as held for sale, which was initially measured at fair value less cost to sell. As of September 30, 2026, the Company remeasured the assets remaining classified as held for sale, resulting in a gain of $3.6 million reflecting a partial reversal of the write-down recognized upon their initial classification as held for sale. The gain was recognized within "Loss on remeasurement of assets held for sale, net" in the condensed consolidated statement of operations.
During the three months ended September 30, 2026, the Company classified additional mining, electrical, and HPC equipment as held for sale. Upon classification, the equipment was written down to fair value less cost to sell, resulting in a loss of $5.2 million recognized within "Loss on remeasurement of assets held for sale, net" in the condensed consolidated statement of operations. The fair value of the additional equipment at the measurement date was $12.8 million, which was classified as Level 2 within the fair value hierarchy. See Note 4 — Property, Plant and Equipment for further information.
The fair value of mining equipment held for sale was determined using a market approach based on observable pricing from published secondary market indices for digital asset mining hardware. The fair value of electrical and HPC equipment held for sale was determined using a market approach based on observed sales prices for comparable equipment. Each of these measurements is classified as Level 2 within the fair value hierarchy.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Financial Instruments Not Carried at Fair Value
The Company’s financial instruments not subject to recurring fair value measurements include cash and cash equivalents (other than money market funds), restricted cash, accounts receivable, certificates of deposit, accounts payable, leases, debt, and certain accrued expenses and other liabilities. Except for the Senior Secured Notes, the 2029 Convertible Notes, and 2031 Convertible Notes, the carrying amounts of these financial instruments materially approximate their fair values.
The Senior Secured Notes, the 2029 Convertible Notes and 2031 Convertible Notes are recorded at amortized cost in the condensed consolidated balance sheets. The following table presents the carrying amounts, estimated fair values, and the level within the fair value hierarchy of these instruments at the dates indicated (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	2	$3,300,000	$3,177,636	$—	$—
2029 Convertible Notes	1	$460,000	$768,224	$460,000	$718,609
2031 Convertible Notes	1	$625,000	$681,831	$625,000	$657,735
10. COMMITMENTS AND CONTINGENCIES
Commitments
Capital Expenditure Commitments
As of September 30, 2026, the Company had approximately $4.4 billion of expected future cash expenditures under its outstanding purchase and construction commitments, primarily related to infrastructure development costs, power utility deposits, equipment procurement, and labor. These commitments relate to (i) the remaining build out at existing customer conversion sites, (ii) new greenfield development, and (iii) the construction and delivery of contracted capacity under the AMD Leases, including fit out costs. Of this amount, $202.2 million will be passed through to CoreWeave as invoiced. Substantially all of these expenditures are expected to occur within the next 24 months as construction progresses across existing and new development sites. A portion of the Company's expenditures, primarily related to the AMD and Neocloud build-out, is expected to be funded through additional financing activities, and the Company is actively evaluating financing alternatives as discussed in the "Liquidity" section below.
Liquidity
The Company expects to complete project-level bond financing within the next twelve months to fund capital expenditures associated with the AMD and Neocloud build-out. The bond proceeds would provide funding during construction, with cash flows from the completed facilities expected to support repayment of the bonds. Additional anticipated sources of liquidity include proceeds from Tranche 1 warrant exercises and releases of restricted cash through the replacement of cash collateral with letters of credit. Management believes its existing liquidity, together with these anticipated funding sources, will support the Company's planned development activities and expected operating requirements. See Note 7 — Debt and Note 8 — Warrants for additional information on the Company's letters of credit and Tranche 1 warrants, respectively.
Vendor Terms
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
Letters of Credit
In connection with the Credit Facilities entered into on August 25, 2026, the Company may issue letters of credit under the L/C Facility of up to $500.0 million in aggregate to provide credit support for specific project obligations under utility agreements and for other general corporate purposes. As of September 30, 2026, no letters of credit were outstanding under the L/C Facility. Outstanding letters of credit reduce the available capacity under the L/C Facility but do not represent funded debt obligations unless drawn upon. See Note 7 — Debt for further detail on the terms of the Credit Facilities.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Block, Inc. Contract Termination
During the three months ended June 30, 2026, the Company entered into a termination and settlement agreement with Block, Inc. and Proto Global LLC that terminated the Company's existing contract and all future delivery obligations of mining equipment thereunder. As a result, the Company recognized a loss of $41.9 million within "Loss on contract termination" in the condensed consolidated statement of operations for the nine months ended September 30, 2026.
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
Purported Shareholder Class Action (“Pang”)
On November 14, 2022, Plaintiff Mei Pang filed a purported class-action complaint against the Company, its former chief executive officer, Michael Levitt, and others in the United States District Court, Western District (Austin) of Texas asserting that the Company violated the Securities Act and Exchange Act by allegedly failing to disclose to investors that among other things the Company was vulnerable to litigation given its decision to pass power costs to its customers, that certain clients had breached their contracts, and that this impacted the Company’s profitability and ability to continue as a going concern. The complaint seeks monetary damages. The Company filed a notice of suggestion of bankruptcy stating that its petition for bankruptcy—filed on December 21, 2022—operates as a stay to the continuation of this matter. Plaintiff subsequently withdrew its claims against Core. A lead plaintiff was appointed in April 2023 and proofs of claim were filed in the Company’s Chapter 11 Cases. After the Company filed its motion to dismiss and a subsequent motion for consideration with respect to remaining claims not dismissed, all remaining claims in the complaint against the individual defendants were subsequently dismissed without prejudice in April 2024.
On December 7, 2023, the United States Bankruptcy Court for the Southern District of Texas in Houston sustained the Company’s objection to the filed class proof of claim without prejudice to re-file a proof of claim on an individual basis by December 20, 2023; and denied plaintiff’s Motion for Class Treatment under Fed. R. Bankr. P. 7023. No individual proof of claim was filed by any of the class representatives of the purported class action by December 20, 2023, and a separately filed objection to confirmation of Debtors’ Fourth Amended Chapter 11 Plan and Disclosure Statement was overruled by the Bankruptcy Court on January 16, 2024. On January 29, 2024, plaintiff filed a notice of appeal of the order confirming the Company’s Plan of Reorganization.
On June 7, 2024, Plaintiff refiled its complaint asserting that the individual defendants violated the Securities Exchange Act by allegedly failing to disclose to investors that among other things the Company failed to disclose known trends or uncertainties that would have an impact on the Company’s financial performance.
On March 7, 2025, the United States District Court for the Western District (Austin) of Texas referred Plaintiff's complaint to the United States Bankruptcy Court for the Southern District of Texas in Houston for determination of the issues raised by the Company's motion to dismiss, dismissed without prejudice the Company's motion to dismiss as moot and administratively closed the case. On March 19, 2025, the United States Bankruptcy Court Southern District of Texas Houston Division dismissed Plaintiff's appeal of the order confirming the Company's Plan of Reorganization as it related to the Plaintiffs as moot in light of the administrative closure of the securities case brought by the Plaintiffs in the United States District Court Western District of Texas. On April 2, 2025, the Plaintiff's filed a Motion for Reconsideration of the orders entered in each of the United States District Court for the Southern District of Texas Houston Division and the United States District Court for the Western District of Texas (Austin) each of which was denied and as to which Plaintiff has appealed. The parties have entered into an agreement to resolve the matter subject to United States District Court approval involving, in part, payment from the Company in an immaterial amount in satisfaction of certain indemnification claims of its former officers and directors.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Shareholder Class Action (“Ihle”)
On July 24, 2023, Plaintiff Brad Ihle filed a class action complaint against certain officers and directors of Power & Digital Infrastructure Acquisition Corp. (the former name of the current corporate entity operating our business, or “XPDI”) and XMS Sponsor LLC et al., in the Court of Chancery State of Delaware. The complaint alleges breach of fiduciary duties arising out of the merger of XPDI and the entity that conducted our business operations prior to the merger and the marketing and solicitation of shareholders pursuant to that merger agreement dated July 20, 2021. Certain of the defendants notified the Company of their intention to seek defense and indemnification in this matter pursuant to Delaware law and the Company’s bylaws. The matter was settled during the three months ended December 31, 2025, with the Company’s satisfying its existing indemnification obligation through a payment of $0.5 million made during the three months ended March 31, 2026. This payment is reflected in “Loss on legal settlements” in the Company’s condensed consolidated statements of operations.
Patent Infringement Claim
Malikie Innovations Ltd and Key Patents Innovations Ltd. (“Malikie”), filed suit in the United States District Court Eastern District of Texas Marshall Division against the Company, alleging infringement in the Company’s bitcoin mining business of U.S. Patent Nos. 8,788,827; 10,284,370; 8,666,062; 7,372,960; and 8,532,286. On July 20, 2025, the Company filed a motion to dismiss the claims on the basis that the patents are invalid under 35 U.S.C §101, and on July 25, 2025, the Company filed a motion to transfer the case to the United States District Court for the Western District of Texas (Austin). On November 14, 2025, Malikie filed a motion to amend the complaint to add allegations of infringement of U.S. Patent No. 8,712,039 by the Company’s bitcoin mining business and its HPC business. Malikie also asserted infringement of the previously asserted 8,532,286 patent against the Company’s HPC business. During the three months ended September 30, 2026, the Company resolved the patent dispute with Malikie through a confidential patent license agreement and the case was dismissed with prejudice.
Leases—See Note 6 — Leases for additional information.
11. INCOME TAXES
Current income tax expense (benefit) represents the amount expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
The following table presents income tax expense (benefit) and effective income tax rate for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$(106,506)	$125	$(103,999)	$488
Effective income tax rate	(9.9)%	(0.1)%	24.3%	(0.1)%
For the three and nine months ended September 30, 2026, income tax benefit consisted primarily of a deferred income tax benefit resulting from the release of a portion of the Company's valuation allowance and current state taxes. For the three and nine months ended September 30, 2025, income tax expense consisted of discrete state taxes. The Company’s estimated annual effective income tax rate without consideration of discrete items was 0.0% for both 2026 and 2025, compared to the U.S. federal statutory rate of 21.0%. The difference from the statutory rate for the three and nine months ended September 30, 2026 was primarily driven by a valuation allowance release resulting from deferred tax liabilities recognized in connection with the Polaris DS LLC acquisition. The acquisition resulted in the recognition of deferred tax liabilities, which provided an additional source of future taxable income to support realization of certain previously reserved deferred tax assets. Accordingly, the Company released a portion of its valuation allowance and recorded a corresponding deferred tax benefit during the period. The difference from the statutory rate for the three and nine months ended September 30, 2025 was primarily driven by nondeductible losses on warrant and contingent value right liabilities. The Company continues to maintain a valuation allowance against deferred tax assets that are not more likely than not to be realized based on the available positive and negative evidence.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In May and August 2026, the Company granted additional PSUs eligible to cliff vest on March 15, 2029, subject to continued service and the achievement of market and performance conditions, including RTSR, energized megawatt growth, and new customer acquisition, over the 2026 through 2028 calendar years. The number of shares earned ranges from 0% to 200% of target, and up to 250% of target for the Chief Executive Officer. The grant date fair value of the tranche subject to the RTSR market condition was estimated using a Monte Carlo simulation model, using the following assumptions for each grant date:

	May 2026 Grant	August 2026 Grant
Expected term of awards in years	2.6	2.4
Expected volatility	85%	84%
Risk-free interest rate	4.01%	4.13%
Expected dividend yield	0%	0%
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
Stock-Based Compensation
The following table summarizes RSU, MSU, and PSU activity for the nine months ended September 30, 2026 (shares in thousands):

	Restricted Stock Units		Market Condition Restricted Stock Units		Performance Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2025	13,270	$8.58	844	$6.14	5,519	$11.57
Granted	2,147	19.90	8	3.99	1,848	28.84
Performance adjustment(1)	—	—	—	—	(1,471)	11.57
Vested	(3,871)	10.44	—	—	(1,840)	15.71
Forfeited	(346)	8.69	—	—	—	—
Unvested - September 30, 2026	11,200	$10.04	852	$6.14	4,056	$20.32

(1)Represents the adjustment to PSUs granted in 2025 to reflect the number earned based on achievement of the applicable market and performance conditions (0% to 300% of target).

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents unrecognized compensation cost and the related weighted-average period over which the cost is expected to be recognized as of September 30, 2026 (dollars in thousands):

	Unrecognized Compensation Cost	Weighted-Average Recognition Period
RSUs	$82,751	1.8 years
PSUs	57,671	2.3 years
MSUs	497	0.3 years
Total	$140,919
The following table presents the stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$685	$1,251	$2,821	$3,574
Colocation organizational and site startup costs	6,584	7,241	15,110	14,831
Selling, general and administrative	17,916	21,454	43,255	51,896
Stock-based compensation expense, net of amounts capitalized(1)	25,185	29,946	61,186	70,301
Capitalized stock-based compensation(2)	57	227	1,202	623
Total stock-based compensation cost	$25,242	$30,173	$62,388	$70,924

(1)The nine months ended September 30, 2025 includes $3.0 million of stock-based compensation expense as a result of accelerated vesting of outstanding RSUs for former board members.
(2)Represents the amounts of stock-based compensation capitalized to property, plant and equipment.
13. NET INCOME (LOSS) PER SHARE
Basic EPS is measured as the net income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution from unvested RSUs, PSUs, and MSUs, conversion of convertible securities using the if-converted method, and exercise of options and warrants using the treasury stock method. When potentially dilutive securities have an antidilutive effect, they are excluded from the diluted EPS calculation.
Upon exercise of the Tranche 2 Warrants, shares are issuable for little or no consideration, sometimes referred to as “penny warrants”. Under ASC 260-10-45-13, those issuable shares are considered outstanding in the computation of basic EPS whether or not related warrants have been exercised. At September 30, 2026, approximately 6.3 million shares of common stock remain issuable upon the exercise of the Tranche 2 Warrants and are included in weighted average shares outstanding for the three and nine months then ended. The basic EPS numerator is adjusted to eliminate changes in fair value of Tranche 2 Warrants recognized in net income (loss).

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the reconciliation of the numerators and denominators used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,178,130	$(144,027)	$(324,368)	$(504,575)
Add: Change in fair value of Tranche 2 Warrants	(56,156)	(849)	22,707	33,311
Basic net income (loss)	1,121,974	(144,876)	(301,661)	(471,264)
Add: Interest expense related to convertible notes, net of tax, and change in fair value of Tranche 1 Warrants	(902,638)	—	—	—
Diluted net income (loss)	$219,336	$(144,876)	$(301,661)	$(471,264)
Denominator:
Weighted average shares outstanding - basic	327,700	318,562	325,334	317,363
Effect of dilutive securities:
RSUs, PSUs, and MSUs	9,498	—	—	—
Stock options	26	—	—	—
Tranche 1 warrants	62,171	—	—	—
Convertible notes	69,611	—	—	—
Weighted average shares outstanding - diluted	469,006	318,562	325,334	317,363

Net income (loss) per share - basic	$3.42	$(0.45)	$(0.93)	$(1.48)
Net income (loss) per share - diluted	$0.47	$(0.45)	$(0.93)	$(1.48)
The following table presents shares issuable from potentially dilutive securities outstanding at the dates indicated, which were excluded from the calculation of diluted EPS for periods in which their inclusion would have been antidilutive (in thousands):

	September 30, 2026	September 30, 2025
RSUs, PSUs, and MSUs	16,108	24,792
Stock options	334	344
Tranche 1 Warrants	94,906	97,394
Convertible Notes	69,611	69,611
AMD Warrant - equity-classified portion	6,472	—
Total shares issuable from potentially dilutive securities	187,431	192,141
14. SEGMENT REPORTING
The Company has three operating segments: Colocation, Digital Asset Self-Mining, and Digital Asset Hosted Mining.
The Colocation segment provides HDC services to customers employing AI and HPC workloads and generates revenue through licensing agreements and orders with licensees that include fixed and variable payments on a recurring basis. The Digital Asset Self-Mining segment performs digital asset mining for the Company’s own account and generates revenue from operating owned digital infrastructure and computer equipment as part of mining pools in exchange for digital assets. The Digital Asset Hosted Mining segment provides hosting services to third parties for digital asset mining through consumption-based contracts.
The Company’s Chief Executive Officer is the CODM. The CODM uses gross profit to evaluate segment performance and allocate resources. Gross profit is used to evaluate actual results against expectations based on comparable prior results, current budget, and current forecast, and to inform decisions about how profits and cash flows will be reinvested or otherwise deployed. The CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments; these items are presented in the reconciliation of segment gross profit to consolidated income (loss) before income taxes below.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue and gross profit by reportable segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Colocation Segment
Colocation revenue:
License fees	$157,265	$9,848	$315,272	$22,853
Power and fuel fees passed through to customer	57,556	3,553	113,689	9,603
Maintenance and other	611	1,550	679	1,628
Total colocation revenue	215,432	14,951	429,640	34,084
Cost of colocation services:
Power and fuel fees passed through to customer	57,556	3,553	113,689	9,604
Depreciation expense	10,061	219	16,757	389
Employee compensation	6,419	2,209	14,206	4,651
Facility operations expense	10,371	4,383	27,507	12,570
Other segment items(1)	2,652	702	5,204	1,388
Total cost of colocation services	87,059	11,066	177,363	28,602
Colocation gross profit	$128,373	$3,885	$252,277	$5,482
Colocation gross margin	60%	26%	59%	16%

Digital Asset Self-Mining Segment
Digital asset self-mining revenue	$12,263	$57,438	$63,903	$187,041
Cost of digital asset self-mining:
Power fees	10,483	33,280	55,614	94,319
Depreciation expense	7,173	15,474	30,978	52,792
Employee compensation	1,255	7,803	8,834	23,411
Facility operations expense	636	2,089	3,895	7,458
Other segment items(1)	208	792	1,323	2,217
Total cost of digital asset self-mining	19,755	59,438	100,644	180,197
Digital Asset Self-Mining gross profit (loss)	$(7,492)	$(2,000)	$(36,741)	$6,844
Digital Asset Self-Mining gross margin	(61)%	(3)%	(57)%	4%

Digital Asset Hosted Mining Segment
Digital asset hosted mining revenue from customers	$5,171	$8,714	$18,768	$18,131
Cost of digital asset hosted mining services:
Power fees	1,987	4,793	7,646	9,367
Depreciation expense	401	376	1,332	856
Employee compensation	233	1,115	1,202	2,225
Facility operations expense	119	297	520	665
Other segment items(1)	40	113	182	201
Total cost of digital asset hosted mining services	2,780	6,694	10,882	13,314
Digital Asset Hosted Mining gross profit	$2,391	$2,020	$7,886	$4,817
Digital Asset Hosted Mining gross margin	46%	23%	42%	27%

Consolidated
Consolidated total revenue	$232,866	$81,103	$512,311	$239,256
Consolidated cost of revenue	$109,594	$77,198	$288,889	$222,113
Consolidated gross profit	$123,272	$3,905	$223,422	$17,143
Consolidated gross margin	53%	5%	44%	7%

(1)Other segment items consist primarily of software and IT costs, travel, professional and contract services, and telecommunications costs.

Core Scientific, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a reconciliation of total reportable segment gross profit to consolidated income (loss) before income taxes included in the Company’s condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segment gross profit	$123,272	$3,905	$223,422	$17,143
Gain on fair value of digital assets	(19,264)	(10,957)	(3,338)	(30,066)
Loss on disposal of property, plant and equipment	5,342	300	20,253	4,472
Loss on remeasurement of assets held for sale, net	1,518	—	21,013	—
Impairment of property, plant and equipment	—	—	266,488	—
Loss on contract termination	—	—	41,948	—
Colocation organizational and site startup costs	12,932	16,174	48,636	39,496
Advisor fees	4,839	5,785	5,553	7,083
Selling, general and administrative	45,555	47,395	139,408	124,272
Operating income (loss)	72,350	(54,792)	(316,539)	(128,114)
Non-operating expenses (income), net:
Loss on debt extinguishment	—	—	5,435	1,377
Interest expense (income), net	35,047	(821)	63,737	(4,193)
Change in fair value of warrants and contingent value rights	(1,034,358)	74,864	41,956	363,358
Loss on legal settlements	—	15,075	500	15,504
Other non-operating expenses (income), net	37	(8)	200	(73)
Total non-operating expenses (income), net	(999,274)	89,110	111,828	375,973
Income (loss) before income tax expense (benefit)	$1,071,624	$(143,902)	$(428,367)	$(504,087)
Concentrations of Revenue and Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Credit risk with respect to accounts receivable is concentrated with a small number of customers. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure to credit risk. As of September 30, 2026 and December 31, 2025, all of the Company’s fixed assets were located in the United States. For the three and nine months ended September 30, 2026 and 2025, all of the Company’s revenue was generated in the United States. For the three months ended September 30, 2026 and 2025, 5% and 71%, respectively, of the Company’s total revenue was generated from one customer in the Digital Asset Self-Mining segment. For the nine months ended September 30, 2026 and 2025, 12% and 78%, respectively, of the Company’s total revenue was generated from one customer in the Digital Asset Self-Mining segment. For the three months ended September 30, 2026 and 2025, 93% and 18%, respectively, of the Company’s total revenue was generated from one customer in the Colocation segment. For the nine months ended September 30, 2026 and 2025, 84% and 14%, respectively, of the Company’s total revenue was generated from one customer in the Colocation segment. As of September 30, 2026 and December 31, 2025, substantially all of the Company’s digital assets were held by one third-party digital asset service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” “Core Scientific,” or “Core” refer to Core Scientific, Inc. and its subsidiaries.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. This MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) as well as the financial and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 2, 2026. This section generally discusses the results of operations for the three and nine months ended September 30, 2026, compared to September 30, 2025.
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
Overview
Core Scientific, Inc. is a leader in designing, building and operating large-scale purpose-built data centers for HDC services. We develop and operate facilities serving AI and HPC related workloads and are a premier provider of digital infrastructure to our third-party customers. The majority of our revenue is derived from HDC services.
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
In 2024, we announced our first HDC contract with CoreWeave, a provider of HPC services, which was subsequently expanded to approximately 590 MW of leased customer power capacity across five sites. As of September 30, 2026, approximately 485 MW has commenced billing. During the nine months ended September 30, 2026, certain CoreWeave license agreements were assigned to a special purpose vehicle financing structure while CoreWeave remained a primary obligor under the agreements. See “Strategic Transition to High-Density Colocation Services” below for a more detailed discussion of this arrangement and the associated risks.
In July 2026, we announced our second HDC contract with AMD and a Neocloud counterparty for an aggregate of approximately 530 MW of critical IT capacity across five of our sites. Additionally, we provided AMD with a reservation capacity right to lease at certain times and circumstances an additional 1,925 MW of critical IT capacity through December 28, 2028. Revenue under the AMD and Neocloud leases is expected to commence in phases beginning in 2027 as contracted capacity is constructed and delivered. While our current colocation revenue remains concentrated with a single customer, we believe our relationship with AMD and Neocloud, combined with our available unleased power capacity, provides a meaningful opportunity to diversify our customer base over time.
As of September 30, 2026, we controlled approximately 2.6 GW of gross utility power capacity, or approximately 1.7 GW of total leasable customer power capacity across 11 data centers in seven U.S. states including Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4). We continue to develop, convert and expand most of our facilities to support AI and HPC workloads while pursuing additional land and power opportunities to expand our data center footprint.
We expect colocation revenue to increase as additional contracted capacity is commissioned and delivered to our customers and as we add new customer relationships over time. We continue to operate a self-mining fleet at two facilities and provide hosted mining services to one remaining customer. Our hosted mining operations are expected to conclude by December 31, 2026, while we continue to wind down our self-mining operations.

2026 Highlights:
•On July 28, 2026, we announced a strategic commercial relationship with AMD with the potential to support up to 2.5 GW of leasable capacity, anchored by a 15-year agreement with AMD and a Neocloud counterparty for an aggregate of approximately 530 MW across five of our sites.
•Billable customer power capacity of 485 MW as of September 30, 2026, against 590 MW of leased customer power capacity to CoreWeave, with the remaining 105 MW in various stages of construction and commissioning.
•On August 25, 2026, we entered into an aggregate of $600 million of committed senior secured credit facilities, consisting of a $100 million senior secured revolving credit facility and a $500 million letter of credit facility, to support our data center developments. See "Liquidity and Capital Resources" below for additional information.
•On August 13, 2026, we completed the acquisition of Polaris DS LLC, which owns an approximately 40-acre site adjacent to our existing Muskogee, Oklahoma data center operations, containing a substation and electric service agreements providing for up to 440 MW of gross utility power capacity, for an aggregate purchase price of approximately $444.3 million in cash. For additional details, see Note 3 — Asset Acquisitions to our condensed consolidated financial statements.
•On May 6, 2026, our indirect wholly-owned subsidiary, Core Scientific Finance, completed a $3.3 billion offering of 7.75% Senior Secured Notes due 2031 (the "Senior Secured Notes”). The net proceeds were used to fund a debt service reserve account and to repay in full and terminate our Term Loan Facility. The Senior Secured Notes and related guarantees are secured by first-priority liens, among other things, on substantially all assets of Core Scientific Finance and its subsidiary guarantors, which own or operate our specified data center development projects. For additional details, see Note 7 — Debt to our condensed consolidated financial statements.
•On May 5, 2026, we closed on the acquisition of land and related electrical power in Hunt County, Texas for approximately $233 million in cash, which is expected to support approximately 430 MW of gross power capacity, with an approved ERCOT interconnection ramp schedule. For additional details, see Note 3 — Asset Acquisitions to our condensed consolidated financial statements.
Financial Results:
•Total revenue for the three and nine months ended September 30, 2026 was $232.9 million and $512.3 million, respectively, compared to $81.1 million and $239.3 million for the three and nine months ended September 30, 2025.
◦Colocation revenue was $215.4 million and $429.6 million for the three and nine months ended September 30, 2026, respectively, compared to $15.0 million and $34.1 million for the three and nine months ended September 30, 2025, respectively. The increase in colocation revenue was driven by incremental billable customer power capacity delivered to our customer.
◦Digital asset self-mining revenue was $12.3 million and $63.9 million for the three and nine months ended September 30, 2026, respectively, compared to $57.4 million and $187.0 million for the three and nine months ended September 30, 2025, respectively. The decrease in digital asset self-mining revenue reflected a reduction in bitcoin mined of 66% and 53% for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, as well as a decline in the average bitcoin price of 38% and 28% for the same periods, respectively.
◦Digital asset hosted mining revenue was $5.2 million and $18.8 million for the three and nine months ended September 30, 2026, respectively, compared to $8.7 million and $18.1 million for the three and nine months ended September 30, 2025, respectively.
◦The increase in colocation revenue and corresponding decline in self-mining revenue reflect the continued execution of our strategy to reallocate power capacity from digital asset mining to long-term contracted colocation services.
•Net income for the three months ended September 30, 2026 was $1.2 billion compared to a net loss of $144.0 million for the three months ended September 30, 2025. Net loss for the nine months ended September 30, 2026 was $324.4 million compared to $504.6 million for the nine months ended September 30, 2025. Net income for the three months ended September 30, 2026 was primarily driven by a gain from the change in fair value of warrants. Net loss for the nine months ended September 30, 2026 was primarily impacted by a $266.5 million impairment charge on mining-related property, plant and equipment recognized during the first quarter of 2026.

•Adjusted EBITDA was $133.6 million and $183.6 million for the three and nine months ended September 30, 2026, respectively, compared to $6.5 million and $33.2 million for the three and nine months ended September 30, 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. See “Key Business Operating Metrics and Non-GAAP Financial Measures” below for our definition and reconciliation to net income (loss).
•Capital expenditures were $1.5 billion for the nine months ended September 30, 2026, of which $180.9 million was funded by CoreWeave pursuant to its existing colocation service agreement with the Company.
•Cash and cash equivalents and digital assets totaled $806.6 million as of September 30, 2026.
Key Factors Affecting Our Financial Performance
Our results of operations, liquidity and cash flows are affected by a number of factors, including (i) our ability to execute and scale our HDC business, retain our existing colocation customers and attract new colocation customers, (ii) our ability to complete construction of contracted data center capacity on schedule and within budget, (iii) customer concentration and the financial health of our primary colocation customer, (iv) bitcoin market conditions and network fundamentals that continue to affect our Digital Asset Self‑Mining segment during our transition period, (v) power costs and availability across our portfolio, (vi) broader macroeconomic, regulatory and tariff developments, and (vii) our ability to service our debt obligations and fund our capital requirements. The factors below highlight key drivers that have affected, and may continue to affect, our financial performance.
Strategic Transition to High-Density Colocation Services
High-density colocation is now our primary business. For the nine months ended September 30, 2026, colocation revenue represented 84% of total revenue, compared to 14% for the nine months ended September 30, 2025, reflecting the rapid scaling of billable customer power capacity under our agreement with CoreWeave. We expect colocation to represent an increasingly dominant share of our results as additional capacity is commissioned and delivered, gradually reducing our exposure to bitcoin spot price volatility and the operational risks associated with digital asset mining. During the transition period, our consolidated results reflect both the ramp up of colocation revenue and the planned decline of our mining operations, and we expect this dynamic to continue as additional contracted capacity is placed in service.
The Colocation segment is characterized by the implementation of long-term contracts spanning 10 or more years with payment structures that provide terms and conditions resulting in stable, predictable revenue and cash flows over each contract period. As of September 30, 2026, we had contracted 1,120 MW of leased customer power capacity and were actively billing for 485 MW. Converting contracted capacity to billable capacity represents a significant future revenue opportunity. The pace at which we convert leased capacity to billable capacity depends on a number of factors, including equipment lead times and availability, labor constraints, permitting and interconnection sequencing, supply chain and logistical challenges, and the pace of deployment by customers under existing contracts. Changes in these inputs can affect when incremental capacity becomes billable and therefore may affect the timing of colocation revenue, cost of services and related cash flows.
In addition to converting our existing facilities, we are also developing new data center sites. Both conversion and new site development carry meaningful execution risks, including construction cost variability, equipment lead times, permitting uncertainty, and technical requirements associated with HDC workloads.
Our colocation revenue is currently derived entirely from a single customer, CoreWeave, a provider of HPC services. For the nine months ended September 30, 2026, CoreWeave represented approximately 84% of our total revenue. This concentration means that our financial results, liquidity and cash flows remain highly dependent on CoreWeave’s continued performance of its obligations under our license agreements, its financial health, and its ongoing demand for our data center capacity.
During the nine months ended September 30, 2026, CoreWeave entered into assignment and assumption agreements transferring certain license agreements to CW SPV, a special purpose vehicle that is an indirect subsidiary of CoreWeave. CoreWeave remains a primary obligor under those agreements. While we believe this structure supports the long-term stability of these arrangements, the assignment introduces an additional layer of counterparty structure, and our revenue and cash flows remain dependent on performance by entities within the CoreWeave corporate family. Our practical ability to enforce recourse against CoreWeave would depend on its financial condition at the time of any default.
In July 2026, we announced our second HDC contract with AMD and a Neocloud counterparty, which we believe supports our strategy to diversify our customer base. As contracted capacity is constructed and delivered across five sites, revenue under these agreements is expected to commence in phases beginning in 2027. Until that time, our financial results will continue to reflect our current dependence on CoreWeave as our primary source of colocation revenue.

Any material adverse change in CoreWeave’s or AMD's business, financial condition or ability to perform under our license agreements could have a disproportionate impact on our revenue, results of operations and liquidity. Our deferred revenue balance as of September 30, 2026 includes significant customer prepayments for capacity not yet delivered. To the extent we are unable to deliver contracted capacity on schedule, or if our customer relationships were disrupted, our revenue recognition, deferred revenue obligations and capital recovery could be materially affected.
Continuing to expand our customer base remains a key strategic priority. Our ability to continue attracting new customers beyond AMD will depend on a number of factors, including the availability and timing of unleased capacity at our facilities, the competitive environment for high-power data center capacity, pricing dynamics in the colocation market, and our ability to demonstrate reliable execution on our existing customer relationships.
Electricity Costs
In our Colocation segment, power and fuel costs are passed through to our customers without markup and are recognized as revenue on a gross basis, with a corresponding charge to cost of colocation services. As a result, changes in power prices affect colocation revenue and cost of services in equal measure, with no corresponding impact on colocation gross profit. However, significant changes in power prices can cause large fluctuations in reported colocation revenue and cost of revenue that are not indicative of changes in underlying operating performance. Nonetheless, this pass-through structure provides an important degree of insulation from power price volatility on our largest and fastest growing revenue stream.
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
Bitcoin Market Conditions
Our Digital Asset Self-Mining segment revenue is directly dependent on the spot price of bitcoin. For the nine months ended September 30, 2026, self-mining represented 12% of total revenue, down from 78% for the nine months ended September 30, 2025, as we have strategically reallocated power capacity from mining to colocation operations.
Bitcoin prices continue to affect the performance of our Digital Asset Self-Mining segment, including mining revenue, the value of digital assets held on our balance sheet, and the recoverability of mining-related assets. During the nine months ended September 30, 2026, deteriorating mining economics contributed to a $266.5 million impairment charge on mining-related assets. As our transition to colocation progresses, we expect bitcoin market conditions to have a diminishing effect on our overall financial results.
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

Tariffs
Beginning on February 1, 2025, the United States government announced a series of additional tariffs on goods imported to the United States, raising concerns about price inflation and delivery delays with respect to equipment and materials used in our data center conversions and our digital asset mining business. During the three and nine months ended September 30, 2026, tariffs contributed to higher costs for certain equipment and materials procured directly by the Company for non-customer-funded projects.
Our agreement with CoreWeave is funded almost entirely by the customer, and our financial contribution to those projects is capped at a fixed dollar amount, limiting our exposure to tariff-related cost increases on customer-funded capital expenditures. However, capital expenditures associated with the AMD and Neocloud build-out, and other new data center development, are not subject to the same customer-funding structure as our existing CoreWeave conversion projects. Sustained or further increases in tariffs on key equipment and materials could affect construction costs, timelines, and operating economics at these sites, which could affect the timing and profitability of our colocation expansion.
We continue to analyze the impact of tariffs on our business and the actions we can take to minimize current and future exposure. Certain equipment and material used in our data center development have lead times in excess of 12 months. To the extent we are able to place orders in advance of potential tariff increases, our exposure to future cost escalation on those items may be reduced.
Debt Service and Capital Requirements
Our capital structure has changed materially during 2026. As of September 30, 2026, our consolidated indebtedness includes $460.0 million of 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), $625.0 million of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), and $3.3 billion of 7.75% Senior Secured Notes due 2031 issued by our indirect subsidiary Core Scientific Finance. In addition, in August 2026, we entered into an aggregate of $600.0 million of committed senior secured credit facilities, consisting of a $100.0 million senior secured revolving credit facility and a $500.0 million letter of credit facility. There were no borrowings under the revolving credit facility and no letters of credit outstanding under the letter of credit facility as of September 30, 2026.
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
Our construction capital requirements are also substantial. As of September 30, 2026, we had approximately $4.4 billion of expected future cash expenditures under outstanding purchase and construction commitments, of which approximately $202.2 million will be passed through to CoreWeave as invoiced. Substantially all of these expenditures are expected to occur within the next 24 months. The interaction between our debt service obligations, construction capital commitments, customer prepayment inflows, and operating cash flows is a key factor affecting our liquidity and capital allocation decisions. Completing the AMD and Neocloud build-out is expected to require additional external financing and will depend on our ability to obtain financing on acceptable terms. See "Liquidity and Capital Resources" below for further discussion.
Our Competition
In our Colocation segment, we compete for customers and capacity with major data center real estate investment trusts, developers of purpose-built data centers and other operators with high-power capacity suitable for AI and HPC workloads. Competition in this market focuses primarily on facility location, timing, power capacity availability and scale, reliability and uptime, reputation, technical specifications including power density and cooling capabilities, pricing and contract terms, speed of delivery, and track record of execution. Our ability to continue expanding our customer base depends on our ability to compete effectively across these dimensions.
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
The growth in data center development has resulted in increased attention from state and local governments and utility regulators, particularly with respect to power availability, grid reliability, infrastructure cost allocation, and permitting. Recent policy initiatives have included measures focused on ensuring that large-load customers bear the infrastructure costs associated with their development and establishing requirements for the interconnection and operation of large data center loads. These developments vary by jurisdiction and continue to evolve.
A significant portion of our existing and planned data center capacity is located in Texas. We have entered into interconnection and electric service arrangements with ERCOT and applicable utility providers for certain of our Texas facilities, including an approved ERCOT interconnection ramp schedule for our Hunt County development. Having secured these arrangements, our exposure to potential delays or restrictions affecting new large-load interconnection approvals in Texas is limited with respect to the capacity covered by those agreements. We continue to monitor evolving state and local policies as we pursue expansions of existing facilities and development of new sites, and we cannot predict whether future policy changes will affect our ability to secure power and interconnection approvals for new capacity on acceptable terms or at all.
Broader regulatory developments affecting data centers, energy markets, AI infrastructure, and environmental matters could affect compliance costs, power availability and pricing, permitting timelines, and customer demand, each of which could impact our results of operations and liquidity. We continue to monitor these developments closely and incorporate regulatory considerations into our site selection, development planning, and capital allocation decisions.
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
The following table presents the values for these metrics as of the dates indicated (in megawatts):

	September 30, 2026	June 30, 2026	December 31, 2025
Gross Utility Power Capacity	2,550	2,115	1,426
Total Leasable Customer Power Capacity	1,675	1,275	920
Leased Customer Power Capacity	1,120	590	590
Unleased Customer Power Capacity	555	685	330
Billable Customer Power Capacity	485	395	120
In connection with the AMD lease agreements executed in July 2026, AMD was granted a reservation right to lease up to an additional 1,925 MW of critical IT capacity from the Company through December 28, 2028. The reservation right is not a binding lease commitment, and if fully executed, could result in total contracted capacity with AMD and the Neocloud counterparty of approximately 2,455 MW.

Adjusted EBITDA
We report our financial results in accordance with GAAP. To supplement our condensed consolidated financial statements, we provide investors with Adjusted EBITDA, a non‑GAAP financial measure. Adjusted EBITDA is defined as our net income (loss), adjusted to eliminate the effect of (i) interest expense (income), net; (ii) provision for income taxes; (iii) depreciation and amortization; (iv) stock-based compensation expense; (v) loss on disposal and impairment of property, plant and equipment; (vi) loss on remeasurement of assets held for sale, net; (vii) loss on contract termination; (viii) colocation organizational startup costs primarily related to the initial ramp up of new colocation sites and the conversion of existing facilities to colocation data center operations; (ix) loss on debt extinguishment; (x) change in fair value of warrants and contingent value rights; (xi) loss on legal settlements; (xii) post-emergence bankruptcy advisory costs incurred related to reorganization; (xiii) merger transaction advisor fees; and (xiv) certain additional non-cash items that do not reflect the performance of our ongoing business operations. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss).
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,178,130	$(144,027)	$(324,368)	$(504,575)
Adjustments:
Interest expense (income), net	35,047	(821)	63,737	(4,193)
Income tax expense (benefit)	(106,506)	125	(103,999)	488
Depreciation and amortization	17,987	16,329	50,133	54,816
Stock-based compensation expense	18,601	22,705	46,076	55,470
Loss on disposal of property, plant and equipment	5,342	300	20,253	4,472
Loss on remeasurement of assets held for sale, net	1,518	—	21,013	—
Impairment of property, plant and equipment	—	—	266,488	—
Colocation organizational and site startup costs(1)	12,932	16,174	48,636	39,496
Loss on contract termination	—	—	41,948	—
Loss on debt extinguishment	—	—	5,435	1,377
Change in fair value of warrants and contingent value rights	(1,034,358)	74,864	41,956	363,358
Loss on legal settlements	—	15,075	500	15,504
Post-emergence bankruptcy advisory costs(2)	29	278	743	1,576
Merger transaction advisor fees(2)	4,809	5,507	4,809	5,507
Other	37	(8)	200	(73)
Adjusted EBITDA	$133,568	$6,501	$183,560	$33,223

(1)Included in Colocation organizational and site startup costs are costs associated with Stock-based compensation expense of $6.6 million and $15.1 million for the three and nine months ended September 30, 2026, respectively, and $7.2 million and $14.8 million for the three and nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2025, there was also $4.4 million in site conversion demolition costs.
(2)Included in Advisor fees in the condensed consolidated statements of operations.
Results of operations for the three and nine months ended September 30, 2026 and 2025
Revenue
The following table presents the components of revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Colocation revenue	$215,432	$14,951	$200,481	$429,640	$34,084	$395,556
Digital asset self-mining revenue	12,263	57,438	(45,175)	63,903	187,041	(123,138)
Digital asset hosted mining revenue from customers	5,171	8,714	(3,543)	18,768	18,131	637
Total revenue	$232,866	$81,103	$151,763	$512,311	$239,256	$273,055
Percentage of total revenue:
Colocation revenue	93%	18%		84%	14%
Digital asset self-mining revenue	5%	71%		12%	78%
Digital asset hosted mining revenue from customers	2%	11%		4%	8%
Total revenue	100%	100%		100%	100%

Colocation revenue
Colocation revenue consists of fees charged to customers for licensed data center space, power and related services. Under our contracts, the customers generally pay fixed monthly fees based on billable customer power capacity and variable usage‑based charges and other billable services. Power fees are passed through to our customers without markup and are recognized as revenue on a gross basis, with a corresponding charge to cost of colocation services. As a result, changes in power prices can cause fluctuations in colocation revenue that are not indicative of changes in our underlying colocation margins.
The increase in colocation revenue for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily attributable to incremental billable customer power capacity.
Digital asset self-mining revenue
Digital asset self‑mining revenue consists primarily of bitcoin earned from operating our owned mining fleet. We participate in mining pools under which we receive consideration based on the hash rate we contribute to the pool.
The decrease in self-mining revenue for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was driven primarily by lower bitcoin production and lower average realized bitcoin prices.
Cost of revenue
The following table presents the components of cost of revenue for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Cost of colocation services	$87,059	$11,066	$75,993	$177,363	$28,602	$148,761
Cost of digital asset self-mining	19,755	59,438	(39,683)	100,644	180,197	(79,553)
Cost of digital asset hosted mining	2,780	6,694	(3,914)	10,882	13,314	(2,432)
Total cost of revenue	$109,594	$77,198	$32,396	$288,889	$222,113	$66,776
Cost of revenue includes the costs to operate our colocation, digital asset self‑mining, and digital asset hosted mining businesses, including power fees, depreciation, personnel and facility-related costs.
Cost of colocation services
The increase in cost of colocation services for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was driven primarily by incremental billable capacity, in line with increased colocation revenue.
Cost of digital asset self-mining
The decrease in cost of digital asset self-mining for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was driven primarily by reduced self-mining activity, including lower power consumption resulting from the reallocation of power capacity to colocation operations and lower depreciation expense.

Gross profit
The following table summarizes gross profit (loss) and gross margin by reportable segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Colocation Segment
Colocation gross profit	$128,373	$3,885	$124,488	$252,277	$5,482	$246,795
Colocation gross margin	60%	26%	34%	59%	16%	43%

Digital Asset Self-Mining Segment
Digital asset self-mining gross profit (loss)	$(7,492)	$(2,000)	$(5,492)	$(36,741)	$6,844	$(43,585)
Digital asset self-mining gross margin	(61)%	(3)%	(58)%	(57)%	4%	(61)%

Digital Asset Hosted Mining Segment
Digital asset hosted mining gross profit	$2,391	$2,020	$371	$7,886	$4,817	$3,069
Digital asset hosted mining gross margin	46%	23%	23%	42%	27%	15%
Gross profit (loss) represents segment revenue less segment cost of revenue. Accordingly, the changes in gross profit (loss) and gross margin by segment for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, are primarily driven by the changes in revenue and cost of revenue discussed in the “Revenue” and “Cost of revenue” sections above.
Operating expenses
The following table summarizes the components of operating expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Gain on fair value of digital assets	$(19,264)	$(10,957)	$(8,307)	$(3,338)	$(30,066)	$26,728
Loss on disposal of property, plant and equipment	5,342	300	5,042	20,253	4,472	15,781
Loss on remeasurement of assets held for sale, net	1,518	—	1,518	21,013	—	21,013
Impairment of property, plant and equipment	—	—	—	266,488	—	266,488
Loss on contract termination	—	—	—	41,948	—	41,948
Colocation organizational and site startup costs	12,932	16,174	(3,242)	48,636	39,496	9,140
Advisor fees	4,839	5,785	(946)	5,553	7,083	(1,530)
Selling, general and administrative	45,555	47,395	(1,840)	139,408	124,272	15,136
Total operating expenses	$50,922	$58,697	$(7,775)	$539,961	$145,257	$394,704
Gain on fair value of digital assets
The gain on fair value of digital assets reflects the movement in fair value of bitcoin held from our self-mining operations for each period presented. Changes in the gain for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, reflected differences in bitcoin price movements. The lower gain for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, also reflected lower bitcoin holdings as we wind down the self-mining operations.
Loss on disposal of property, plant and equipment
Loss on disposal of property, plant and equipment increased by $15.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to disposal of assets in connection with the conversion of facilities from digital asset mining to HDC operations, including the wind-down of our mining operations, and write-offs of capitalized costs for certain development projects.

Loss on remeasurement of assets held for sale
During the nine months ended September 30, 2026, we classified certain mining and other data center equipment as held for sale and remeasured the assets to fair value less cost to sell, resulting in a $21.0 million loss. See Note 4 — Property, Plant and Equipment and Note 9 — Fair Value Measurements for further detail.
Impairment of property, plant and equipment
During the three months ended March 31, 2026, we recognized non-cash impairment charges of $266.5 million on our mining-related property, plant and equipment. The charges resulted from sustained deterioration in bitcoin mining economics during the period, including declines in bitcoin prices, hashprice reaching historic lows, and significant decreases in secondary market values for mining equipment. Of the total charge, $151.6 million related to mining equipment whose carrying value exceeded current secondary market values, and $114.9 million related to mining infrastructure at facilities used in our self-mining operations, whose carrying values exceeded fair values determined using a discounted cash flow methodology. No impairment charges were recognized during the three months ended September 30, 2026, or during the three and nine months ended September 30, 2025.
Loss on contract termination
During the three months ended June 30, 2026, we entered into a termination and settlement agreement with Block, Inc. and Proto Global LLC to terminate our existing contract and all future delivery obligations of mining equipment thereunder, resulting in a loss of $41.9 million. We terminated this agreement in connection with the wind-down of our remaining mining obligations as part of our ongoing strategic transition to HDC operations.
Colocation organizational and site startup costs
The increase in colocation organizational and site startup costs for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by costs incurred as we expanded construction and startup activities across our CoreWeave sites. The decline for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflected additional sites commencing operations and moving beyond the startup phase. We expect these costs to decline as a percentage of revenue as our initial CoreWeave facilities reach full operational maturity, though we may incur similar costs in connection with bringing additional sites to operational status.
Selling, general and administrative
Selling, general and administrative expenses increased by $15.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher costs for marketing programs, property taxes and professional services, partially offset by lower stock-based and incentive compensation.
Non-operating expenses (income), net
The following table summarizes the components of non-operating expenses (income), net for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Loss on debt extinguishment	$—	$—	$—	$5,435	$1,377	$4,058
Interest expense (income), net	35,047	(821)	35,868	63,737	(4,193)	67,930
Change in fair value of warrants and contingent value rights	(1,034,358)	74,864	(1,109,222)	41,956	363,358	(321,402)
Loss on legal settlements	—	15,075	(15,075)	500	15,504	(15,004)
Other non-operating expenses (income), net	37	(8)	45	200	(73)	273
Total non-operating expenses (income), net	$(999,274)	$89,110	$(1,088,384)	$111,828	$375,973	$(264,145)
Interest expense (income), net
The increase in interest expense (income), net for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was driven primarily by interest incurred on the $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes issued in May 2026. The increase for the nine months ended September 30, 2026, also reflected interest on the $1.0 billion Term Loan Facility that was borrowed in March 2026 and repaid in May 2026.

Change in fair value of warrants and contingent value rights
The decrease in change in fair value of warrants and contingent value rights for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily driven by changes in our stock price during the respective periods. The three and nine months ended September 30, 2026 also included a $69.1 million gain from the change in fair value of the liability-classified portion of the AMD Warrant issued during the three months ended September 30, 2026.
Loss on legal settlements
Loss on legal settlements for the three and nine months ended September 30, 2025 was a result of claims made during bankruptcy.
Income tax expense (benefit)
Income tax benefit was $106.5 million and $104.0 million for the three and nine months ended September 30, 2026, respectively, compared to income tax expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. The benefit in 2026 primarily reflects the release of a portion of our valuation allowance as a result of deferred tax liabilities recognized in connection with the Polaris DS LLC acquisition. See Note 11 — Income Taxes and 3 — Asset Acquisitions.
Liquidity and Capital Resources
Sources and Uses of Cash
We finance our operating and capital requirements primarily through a combination of cash and cash equivalents, cash generated from operations, customer prepayments received under our colocation arrangements, proceeds from sales of digital assets (bitcoin), and external financing activities, including debt financing arrangements. Customer prepayments under our CoreWeave colocation arrangements are associated with, and expected to offset a significant portion of, the capital expenditures required to build out and convert facilities for those arrangements.
We plan to complete project-level bond financing to fund capital expenditures associated with the AMD and Neocloud build-out. Additional anticipated sources of liquidity include proceeds from Tranche 1 warrant exercises and releases of restricted cash through the replacement of cash collateral with letters of credit. We believe our existing liquidity, together with anticipated funding sources, will support the Company's planned development activities and expected operating requirements. See Note 10 — Commitments and Contingencies for additional information.
The following table summarizes our cash and cash equivalents and the fair value of our digital assets at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$803,941	$311,378
Digital assets	2,690	222,000
	$806,631	$533,378
Term Loan Facility
In March 2026, we entered into a loan facility credit agreement and fully drew a $1.0 billion senior secured loan facility (the “Term Loan Facility”). On May 6, 2026, we repaid in full all outstanding borrowings under the Term Loan Facility, including accrued interest and fees, using proceeds from the Senior Secured Notes offering described below, and terminated the facility. As of September 30, 2026, there were no remaining borrowings or obligations outstanding under the Term Loan Facility.
Senior Secured Notes
On May 6, 2026, Core Scientific Finance, our indirect wholly-owned subsidiary, completed a private offering of $3.30 billion aggregate principal amount of 7.75% Senior Secured Notes due 2031. Core Scientific Finance used the net proceeds to fund a debt service reserve account and to make a distribution to the Company, a portion of which was used to repay and terminate the Term Loan Facility. As of September 30, 2026, $348 million remained in the debt service reserve account and is included in Restricted cash, net of current portion in our condensed consolidated balance sheet.
In connection with the Senior Secured Notes offering, we provided an uncapped completion guarantee for the benefit of the noteholders with respect to the completion of specified data center development projects. This guarantee reflects our commitment to complete the specified development projects and is consistent with our existing contractual construction obligations, which are discussed further below.

The Senior Secured Notes require semi-annual interest payments on May 15 and November 15, beginning November 15, 2026. Semi-annual principal amortization on May 15 and November 15 will commence on the First Installment Payment Date at an initial annual rate of 11.50% of the $3.30 billion original principal amount. We also have outstanding $460 million of 2029 Convertible Notes and $625 million of 2031 Convertible Notes. For maturity dates, amortization schedules, and full terms of all outstanding debt, see Note 7 — Debt to our condensed consolidated financial statements.
Credit Facilities
On August 25, 2026, we entered into an aggregate of $600.0 million of committed senior secured facilities with each issuing bank and lender party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, consisting of a $100.0 million senior secured revolving credit facility and a $500.0 million letter of credit facility. The revolving credit facility matures on August 25, 2029, with an option at our election to extend to August 25, 2030, and may be used for general corporate purposes and working capital needs. The letter of credit facility may be used to issue letters of credit to provide credit support for specific project obligations under utility agreements and for other general corporate purposes, including in connection with our AMD and Neocloud data center development program.
Borrowings under the revolving credit facility bear interest at Adjusted SOFR (subject to a 0.00% floor) plus 1.750% per annum or an alternative base rate plus 0.750% per annum, at our option. Letters of credit issued under the letter of credit facility are subject to an annual participation fee of 1.750% of the aggregate face amount of outstanding letters of credit and a quarterly fronting fee of 0.125% of the aggregate face amount of outstanding letters of credit. We pay a quarterly commitment fee of 0.250% per annum on the actual daily unused portion of the revolving credit facility and the letter of credit facility.
As of September 30, 2026, we had no outstanding borrowings under the revolving credit facility and no outstanding letters of credit under the letter of credit facility. We expect to use letters of credit under the letter of credit facility to replace cash collateral held in escrow accounts supporting utility obligations. Subject to the issuance and acceptance of those letters of credit, this substitution is expected to result in the release of approximately $300.0 million of restricted cash. Our obligations under the revolving credit facility and letter of credit facility are guaranteed by certain of our direct or indirect, wholly owned material domestic subsidiaries and secured by a first-priority lien on substantially all assets of the Company and the guarantors. For further detail on the terms of the Credit Facilities, see Note 7 — Debt to our condensed consolidated financial statements.
Deferred Revenue
Customer prepayments received under our colocation license agreements represent a significant source of operating cash inflows and are recorded as deferred revenue until the related capacity is delivered and revenue is recognized. Colocation deferred revenue reflects advance payments received from CoreWeave for contracted capacity, including prepaid base license fees received in connection with the customer-funded development of colocation facilities. During the initial billing period, CoreWeave receives build credits that offset a portion of amounts otherwise due, which affects the timing of cash collection relative to revenue recognition. Deferred revenue is recognized as revenue as capacity is placed into service over the course of several billing cycles as the prepaid fees are used up. Hosted mining deferred revenue reflects deposits received from customers in advance of providing equipment deployment, monitoring, and infrastructure services under our hosted mining arrangements. The following table presents a rollforward of deferred revenue for the nine months ended September 30, 2026:

	Deferred Revenue from Colocation Services	Deferred Revenue from Hosted Mining Services	Total Deferred Revenue
Balance at December 31, 2025	$553,878	$1,973	$555,851
Cash payments received	181,937	541	182,478
Revenue recognized - amounts billed and earned	(113,440)	(1,972)	(115,412)
Non-cash straight-line adjustment - base license fees earned but not yet billed	(49,346)	—	(49,346)
Balance at September 30, 2026	$573,029	$542	$573,571
The non-cash straight-line adjustment reflects the base license fees that are earned ratably over the contract term under ASC 842 but are not yet due from CoreWeave under the contractual billing schedule. This component reduces colocation deferred revenue and does not represent a cash receipt. Hosted mining deferred revenue is immaterial to our condensed consolidated balance sheet.

Digital Asset Sales
During the nine months ended September 30, 2026, we mined approximately 869 bitcoin, sold 3,374 bitcoin for aggregate proceeds of $286.8 million to fund planned capital expenditures and other cash requirements, and recognized a $3.3 million gain in fair value, resulting in a closing balance of 32 bitcoin with a fair value of $2.7 million, compared to 2,537 bitcoin with a fair value of $222 million at December 31, 2025. We will be opportunistic in monetizing our remaining bitcoin holdings, subject to market conditions and our treasury strategy.
Cash Flow Summary
The following table presents our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$296,243	$120,740
Net cash used in investing activities	$(2,165,915)	$(462,983)
Net cash provided by (used in) financing activities	$3,199,838	$(41,294)
Operating Activities
The improvement of approximately $175.5 million in cash provided by operating activities was primarily due to:
•Digital asset sales: $286.8 million of proceeds from sales of digital assets generated by self-mining revenues during the nine months ended September 30, 2026, as management elected to monetize the majority of our bitcoin holdings to fund capital requirements.
•Colocation-related working capital: As additional customer power capacity commenced billings, colocation revenue and related cash collections increased. Customer funding receivables provided $54.5 million of cash for the nine months ended September 30, 2026, compared to a use of $335.6 million for the comparative prior period, reflecting the timing of reimbursements for customer-funded construction. This favorable change was partially offset by a smaller increase in deferred revenue from colocation services as additional capacity commenced billing. Changes in accounts payable and accrued expenses also contributed to the overall change in net cash provided by operating activities.
•Operating results and non-cash charges: Net loss decreased by $180.2 million year-over-year, reflecting higher colocation gross profit, a $321.4 million decrease in expense from changes in fair value of warrants and contingent value rights liabilities and a $105.8 million deferred income tax benefit. These items were partially offset by a $266.5 million impairment of property, plant and equipment recognized in the current period.
Investing Activities
The increase in cash used in investing activities reflects higher capital expenditures of $1.5 billion for the nine months ended September 30, 2026 compared to $449.8 million for the nine months ended September 30, 2025, driven by our conversion and expansion of data center infrastructure for colocation operations. Of the $1.5 billion of capital expenditures, $180.9 million was funded by CoreWeave pursuant to its existing colocation service agreement.
In addition, during the nine months ended September 30, 2026, we paid $676.9 million in connection with the Hunt County and Polaris DS LLC acquisitions. See Note 3 — Asset Acquisitions for further detail.
Financing Activities
The improvement in cash provided by (used in) financing activities was primarily driven by $3.3 billion in gross proceeds from the issuance of the Senior Secured Notes in May 2026, partially offset by the repayment of $1.0 billion of outstanding borrowings under the Term Loan Facility.

As of September 30, 2026, we had approximately $4.4 billion of expected future cash expenditures under outstanding purchase and construction commitments, of which $202.2 million will be passed through to CoreWeave as invoiced. These commitments relate to (i) the remaining build-out at existing customer conversion sites, (ii) new development activities undertaken for prospective customers, and (iii) the construction and delivery of contracted capacity under the AMD Leases, including fit out costs. Substantially all of these expenditures are expected to occur within the next 24 months, with timing dependent on construction schedules and phased commencement of the AMD Leases beginning in 2027. We also have ongoing operating lease obligations for our data center and office facilities; for the amounts and timing of those obligations, see Note 6 — Leases to our condensed consolidated financial statements.
We expect that completing the AMD and Neocloud build-out over the next 24 months will require additional external financing. Our financing plans are discussed under "Sources and Uses of Cash" above. There can be no assurance that we will be able to obtain such financing on acceptable terms or at all. If we are unable to obtain financing on acceptable terms, we may be required to reduce, delay, or modify planned expenditures or pursue other alternatives.
Critical Accounting Estimates
The critical accounting estimates, assumptions, judgments and the related policies that we believe have the most significant impact on our condensed consolidated financial statements are described below.
Property, Plant and Equipment
Our mining-related property, plant and equipment involves significant estimates, including the determination of useful lives and the evaluation of recoverability and fair value. These estimates require judgment about future bitcoin mining economics, including technology improvements, bitcoin prices, hashprice, power prices, secondary market values for mining equipment, and the assumptions underlying fair value measurements such as discount rates and projected cash flows. During the nine months ended September 30, 2026, we recognized significant impairment charges on our mining-related assets (see Note 4 — Property, Plant and Equipment and Note 9 — Fair Value Measurements to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q).
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
AMD Warrant
In July 2026, we issued AMD a warrant to purchase up to 30 million shares of our common stock. The vested portion was classified as equity, and the unvested portion was classified as a liability, with the aggregate issuance date fair value recorded as a deferred lease incentive. The liability-classified portion is remeasured at fair value at each reporting date, with changes recognized in earnings. Fair value is estimated using a Monte Carlo simulation model and required significant judgment, including assumptions about expected volatility, expected term, and the probability that the applicable vesting conditions will be satisfied. Changes in these assumptions could affect the estimated fair value of the warrant liability and our results of operations. The deferred lease incentive is amortized as a reduction of revenue over the term of the related leases and is not adjusted for subsequent changes in the fair value of the warrant liability. See Note 8 — Warrants and Note 9 — Fair Value Measurements to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Risk Regarding the Price of Bitcoin
As of September 30, 2026, we held 32 bitcoin, with a carrying value of $3 million, all of which were produced from our bitcoin mining operations.
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
Bitcoin prices for the nine months ended September 30, 2026 ranged from a low of $57,779 to a high of $97,877, with an average price of $73,089.
Interest Rate Risk
Borrowings under our revolving credit facility bear interest at Adjusted Term SOFR plus 1.750% per annum, or an alternate base rate plus 0.750% per annum. As of September 30, 2026, no borrowings were outstanding under the facility. Accordingly, a change in interest rates would not have affected interest expense on the facility based on borrowings outstanding at that date. Future borrowings under the facility would expose us to interest rate risk. We do not currently use interest rate hedging instruments to manage this exposure. See Note 7 — Debt to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices, the most significant of which is electricity. We closely monitor the cost of electricity at all of our locations. Our colocation customer agreements include power pass-through provisions that allow us to recover the cost of customer power usage. We did not have commodity derivative instruments outstanding as of September 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting. As of September 30, 2026, this material weakness has not been remediated.
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

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness previously identified and which remains unremediated as of September 30, 2026 is as follows:
We did not effectively operate controls to account for intended demolition of building and infrastructure assets, including evaluation of impairment, related to the conversion of facilities from digital asset mining operations to HPC colocation infrastructure due to an insufficient complement of trained personnel.
This material weakness resulted in material misstatements to property, plant and equipment in the consolidated balance sheet and impairment of property, plant and equipment in the consolidated statement of operations, which were corrected prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2025. However, the misstatements resulted in the restatement of previously issued annual and interim financial statements. The control deficiency described above created a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. We concluded the deficiency represents a material weakness in our internal control over financial reporting. Our internal control over financial reporting was determined to be not effective as of December 31, 2025 and continues to be not effective as of September 30, 2026.
Remediation Plan for the Material Weakness
With the oversight of senior management and the Audit Committee, we have developed a remediation plan to address the material weakness. The plan includes the elements described below, which we are in various stages of implementing.
•Implementing additional training for accounting personnel on the evaluation of novel transactions related to property, plant and equipment. During the nine months ended September 30, 2026, we conducted training for accounting personnel on the identification of novel and non-routine transactions and completed an assessment of the scope of property, plant and equipment transactions subject to enhanced review procedures during the period.
•Implementing additional levels of management review and oversight, including consultation with external technical accounting resources as necessary, over significant accounting conclusions related to property, plant and equipment, including those involving the application of accounting guidance to novel or non-routine transactions. During the nine months ended September 30, 2026, we implemented a quarterly management review process for property, plant and equipment and established an accounting policy review committee. During the first, second and third quarter of 2026, the accounting policy review committee met and completed a review of the Company’s application of accounting guidance to non-routine transactions, including those entered into during the period, and concluded that no changes to the Company's existing accounting policies were required.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in lawsuits, claims and other legal matters that arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty, and the resolution of one or more of these matters could materially adversely affect our business, financial position, results of operations or cash flows; to the extent the ultimate resolution of any matter differs from amounts accrued, we could incur charges that could be significant. Information regarding our material pending legal proceedings is included in Note 10 — Commitments and Contingencies, to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Our data center operations are subject to a highly evolving regulatory landscape and any adverse changes to applicable laws or regulations could adversely affect our ability to expend our data center infrastructure and secure sufficient computing power activity.
As of September 30, 2026, we controlled approximately 2.6 GW of gross utility power, or approximately 1.7 GW of total leasable customer power capacity across 11 data centers in seven U.S. states including Alabama (1), Georgia (2), Kentucky (1), North Carolina (1), North Dakota (1), Oklahoma (1), and Texas (4), with additional plans to pursue additional land and power opportunities to expand our data center footprint. Our ability to operate and expand our data center infrastructure exposes us to risks associated with regional regulatory changes, power grid constrains or failures, disruptions to network connectivity between facilities, natural disasters, physical attacks - including those motivated by geopolitical events, opposition to AI, and opposition to data center development - and other disruptions that could affect multiple facilities. Certain state, local, and municipal jurisdictions in the United States are also considering or have approved moratoriums on new data center construction, citing public health, safety, and environmental concerns. Such jurisdictions and other regulators, grid operators, or utilities may also adopt other measures that subject users of large electricity loads, including data centers, to curtailment, interruptions, forced reductions, disconnection, or other restrictions during periods of grid stress, whether through changes in law or policy, market or reliability constraints, limits on transmission and distribution infrastructure, or a preference for protecting other utility customers and the broader grid. New large loads on the electrical grid may be increasingly subject to mandatory curtailment in regions where there is insufficient grid-connected power generation to reliably supply existing and new electricity loads. For example, states such as Texas, where we currently intend to operate four data center facilities, have recently moved to regulate large-scale data centers by subjecting large electricity loads to curtailment or disconnection during grid emergencies. Additionally, other states have paused permitting for new large facilities. Such moratoriums, or similar actions, could delay or prevent the construction or expansion of facilities on which we depend for compute. Opposition to data center development has also become more organized and coordinated across jurisdictions and our public profile may draw particular attention to projects associated with us. In addition, regulatory, legal, and other constraints in many jurisdictions may limit the locations in which we can practically site or contract for data center capacity, which could constrain our ability to diversify our infrastructure footprint as quickly or as broadly as we currently intend. As a result, any applicable laws or regulations that restrict our data center operations or otherwise limit our ability to secure sufficient computing power capacity for our operations could harm our growth prospects and could have a material adverse effect on our business, financial condition, results of operations and competitive position.
We may be unable to attract new HDC customers, which could constrain our growth and leave our revenue dependent on a single counterparty.
Our HPC colocation revenue is currently derived from a single customer, and our strategy depends on our ability to secure additional customers beyond our existing agreements with CoreWeave and AMD and a Neocloud counterparty. We compete for new customers with major data center REITs, hyperscalers, and purpose-built data center developers, many of whom have greater resources and more established track records than we do. If we are unable to attract new customers on acceptable terms, or at all, our growth may be constrained and our revenue will remain dependent on one counterparty, exposing us to heightened risk if that customer reduces, delays, or terminates its commitments.
While we have executed lease agreements with AMD and a Neocloud counterparty, revenue under those agreements is not expected to commence, in phases, until the beginning of 2027, and our financial results will remain highly dependent on CoreWeave's continued performance until such time as AMD and Neocloud revenue commences and scales.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of September 30, 2026, we had approximately $4.4 billion aggregate principal amount of indebtedness for borrowed money. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Our business or the business of Core Scientific Finance, as applicable, may not generate sufficient funds, and may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our or its indebtedness, including our 3.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”), 0.00% convertible senior notes due 2031 (the “2031 Convertible Notes” and, together with the 2029 Convertible Notes, the “Convertible Notes”), the Senior Secured Notes and our senior secured credit facilities with JPMorgan, and our cash needs may increase in the future. In addition, our existing and any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we or Core Scientific Finance, as applicable, fail to comply with these covenants or to make payments under our or its indebtedness when due, then we or Core Scientific Finance would be in default under that indebtedness, which could, in turn, result in that and other indebtedness becoming immediately payable in full.
Provisions in our indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the indentures governing our Convertible Notes or the Senior Secured Notes, or agreements governing any future indebtedness, could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the indentures governing our Convertible Notes, then, except as described in the applicable indenture, noteholders of such Convertible Notes will have the right to require us to repurchase their notes for cash. The indenture governing the Senior Secured Notes contains a similar requirement for Core Scientific Finance to offer to repurchase for cash such Senior Secured Notes upon the occurrence of a change of control as set forth in such indenture. In addition, if a takeover constitutes a make-whole fundamental change under the applicable indenture governing our Convertible Notes, then we may be required to temporarily increase the conversion rate for any conversion of such Convertible Notes. In any such case, and in other cases, our obligations under the indentures governing our Convertible Notes or Senior Secured Notes, or agreements governing any future indebtedness, could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2026, 1.5 million shares of common stock were issued upon the exercise of Tranche 1 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received cash proceeds of $10.5 million from the exercise.
During the quarter ended September 30, 2026, 0.3 million shares of common stock were issued upon the exercise of Tranche 2 Warrants in reliance on the exemption provided by Section 1145 of the Bankruptcy Code. The Company received minimal cash proceeds from the exercise.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Clawback Policy
In connection with the restatement described in Part I, Item 4, the Company's Board of Directors completed its analysis under the Company's clawback policy as required by SEC Rule 10D-1. Based on this analysis, the Board determined that no recovery of previously paid incentive-based compensation was required.
Item 6. Exhibits

Exhibit Description
10.1
Credit Agreement, dated as of August 25, 2026, among Core Scientific, Inc., as borrower, each issuing bank and lender party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 27, 2026).

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

Core Scientific, Inc.

By:	/s/ Jim Nygaard
Name:	Jim Nygaard
Title:	Duly Authorized Officer & Principal Financial Officer
Date:	November 5, 2026